Form 10-Q
period 2014-06-30
Meridian Bancorp, Inc.
filed 2014-08-08
CIK 1600125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2014

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 001-36573

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At August 1, 2014, the registrant had 54,700,940 shares of common stock, par value $0.01 per share, outstanding.

MERIDIAN BANCORP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2014	2013
	(Dollars in thousands)
ASSETS
Cash and due from banks	$367,819	$86,271
Securities available for sale, at fair value	182,752	201,137
Federal Home Loan Bank stock, at cost	12,681	11,907
Loans held for sale	5,900	2,363

Loans, net of fees and costs	2,395,625	2,290,735
Less allowance for loan losses	(26,131)	(25,335)

Loans, net	2,369,494	2,265,400

Bank-owned life insurance	38,020	37,446
Foreclosed real estate, net	2,503	1,390
Premises and equipment, net	38,967	39,426
Accrued interest receivable	7,118	7,127
Deferred tax asset, net	12,773	13,478
Goodwill	13,687	13,687
Other assets	4,213	2,469

Total assets	$3,055,927	$2,682,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$484,242	$255,639
Interest-bearing	2,080,065	1,992,961

Total deposits	2,564,307	2,248,600

Long-term debt	211,340	161,903
Accrued expenses and other liabilities	18,345	22,393

Total liabilities	2,793,992	2,432,896

Stockholders’ equity:
Common stock, no par value, 50,000,000 shares authorized; 23,000,000 shares issued	—	—
Additional paid-in capital	100,068	99,553
Retained earnings	172,663	162,388
Accumulated other comprehensive income	5,485	4,104
Treasury stock, at cost, 768,361 and 778,821 shares at June 30, 2014 and December 31, 2013, respectively	(9,769)	(9,919)
Unearned compensation - ESOP, 558,900 and 579,600 shares at June 30, 2014 and December 31, 2013, respectively	(5,589)	(5,796)
Unearned compensation - restricted shares, 85,190 and 103,810 at June 30, 2014 and December 31, 2013, respectively	(923)	(1,125)

Total stockholders’ equity	261,935	249,205

Total liabilities and stockholders’ equity	$3,055,927	$2,682,101

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$25,112	$21,730	$49,547	$42,524
Interest on debt securities:
Taxable	630	1,007	1,375	2,163
Tax-exempt	44	53	89	106
Dividends on equity securities	377	364	690	713
Other interest and dividend income	138	101	228	165

Total interest and dividend income	26,301	23,255	51,929	45,671

Interest expense:
Interest on deposits	4,407	4,141	8,812	8,089
Interest on borrowings	655	795	1,276	1,637

Total interest expense	5,062	4,936	10,088	9,726

Net interest income	21,239	18,319	41,841	35,945
Provision for loan losses	696	3,219	829	4,479

Net interest income, after provision for loan losses	20,543	15,100	41,012	31,466

Non-interest income:
Customer service fees	1,860	1,776	3,659	3,362
Loan fees	106	108	319	164
Mortgage banking gains, net	267	403	387	558
Gain on sales of securities, net	1,505	2,128	3,065	4,401
Income from bank-owned life insurance	293	296	574	587
Other income	6	9	17	9

Total non-interest income	4,037	4,720	8,021	9,081

Non-interest expenses:
Salaries and employee benefits	10,017	9,476	20,818	19,551
Occupancy and equipment	2,216	2,086	4,777	4,420
Data processing	909	1,079	2,070	2,070
Marketing and advertising	688	812	1,495	1,503
Professional services	659	537	1,300	1,138
Foreclosed real estate	199	86	210	192
Deposit insurance	531	522	1,082	997
Other general and administrative	1,062	997	1,950	2,016

Total non-interest expenses	16,281	15,595	33,702	31,887

Income before income taxes	8,299	4,225	15,331	8,660
Provision for income taxes	2,795	1,200	5,056	2,567

Net income	$5,504	$3,025	$10,275	$6,093

Income per share:
Basic	$0.25	$0.14	$0.47	$0.28
Diluted	$0.25	$0.14	$0.47	$0.28
Weighted average shares:
Basic	21,666,169	21,649,423	21,658,954	21,644,052
Diluted	22,106,586	21,962,628	22,095,156	21,957,397

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$5,504	$3,025	$10,275	$6,093

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gain (loss) on securities available for sale	3,719	(2,403)	5,285	2,626
Reclassification adjustment for gain realized in income (1)	(1,505)	(2,128)	(3,065)	(4,401)

Net unrealized gain (loss)	2,214	(4,531)	2,220	(1,775)
Tax effect	(858)	1,800	(839)	698

Total other comprehensive income (loss)	1,356	(2,731)	1,381	(1,077)

Comprehensive income	$6,860	$294	$11,656	$5,016

(1)	Amounts are included in gain on sales of securities, net in the Consolidated Statements of Net Income. Provision for income tax associated with the reclassification adjustment for the three months ended June 30, 2014 and 2013 was $583,000 and $845,000, and for the six months ended June 30, 2014 and 2013 was $1.2 million and $1.7 million, respectively.

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Shares of Common Stock Outstanding (1)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned Compensation - ESOP	Unearned Compensation - Restricted Shares	Total
	(Dollars in thousands)
Six Months Ended June 30, 2013
Balance at December 31, 2012	22,135,855	$98,338	$146,959	$4,915	$(8,331)	$(6,210)	$(1,728)	$233,943
Comprehensive income	—	—	6,093	(1,077)	—	—	—	5,016
Purchase of treasury stock	(60,786)	—	—	—	(1,101)	—	—	(1,101)
ESOP shares earned (20,700 shares)	—	166	—	—	—	207	—	373
Share-based compensation expense	8,155	328	—	—	—	—	304	632
Stock options exercised	7,472	(62)	—	—	96	—	—	34

Balance at June 30, 2013	22,090,696	$98,770	$153,052	$3,838	$(9,336)	$(6,003)	$(1,424)	$238,897

Six Months Ended June 30, 2014
Balance at December 31, 2013	22,117,369	$99,553	$162,388	$4,104	$(9,919)	$(5,796)	$(1,125)	$249,205
Comprehensive income	—	—	10,275	1,381	—	—	—	11,656
ESOP shares earned (20,700 shares)	—	307	—	—	—	207	—	514
Share-based compensation expense	17,860	232	—	—	—	—	202	434
Excess tax benefits in connection with share-based compensation	—	77	—	—	—	—	—	77
Stock options exercised	11,220	(101)	—	—	150	—	—	49

Balance at June 30, 2014	22,146,449	$100,068	$172,663	$5,485	$(9,769)	$(5,589)	$(923)	$261,935

(1)	Shares of common stock outstanding exclude unvested restricted shares totaling 85,190 shares at June 30, 2014, 103,810 shares at December 31, 2013, 150,560 shares at June 30, 2013 and 119,055 shares at December 31, 2012 that were outstanding for voting purposes.

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$10,275	$6,093
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of acquisition fair value adjustments	(20)	(162)
ESOP shares earned	514	373
Provision for loan losses	829	4,479
Accretion of net deferred loan origination costs/fees	(231)	(38)
Net accretion of securities available for sale	(9)	(5)
Capitalization of mortgage servicing rights	(20)	(86)
Amortization of mortgage servicing rights	111	173
Depreciation and amortization expense	1,190	1,117
Gain on sales of securities, net	(3,065)	(4,401)
Net loss and provision for foreclosed real estate	79	88
Deferred income tax benefit	(134)	(55)
Income from bank-owned life insurance	(574)	(587)
Share-based compensation expense	434	632
Excess tax benefits in connection with share-based compensation	(77)	—
Net changes in:
Loans held for sale	(3,537)	4,314
Accrued interest receivable	9	(94)
Other assets	(1,199)	(2,570)
Accrued expenses and other liabilities	(3,971)	283

Net cash provided by operating activities	604	9,554

Cash flows from investing activities:
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	26,853	20,704
Redemption of mutual funds, net	1,019	9,911
Proceeds from sales	14,814	27,775
Purchases	(19,661)	(15,816)
Loans originated, net of principal payments received	(106,440)	(223,966)
Purchases of premises and equipment	(690)	(2,045)
(Purchase) redemption of Federal Home Loan Bank stock	(774)	157
Proceeds from sales of foreclosed real estate	540	926

Net cash used in investing activities	(84,339)	(182,354)

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	315,720	196,653
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	55,000	47,500
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(5,563)	(19,974)
Stock options exercised	49	34
Excess tax benefits in connection with share-based compensation	77	—
Purchase of treasury stock	—	(1,101)

Net cash provided by financing activities	365,283	223,112

Net change in cash and cash equivalents	281,548	50,312

Cash and cash equivalents at beginning of period	86,271	93,192

Cash and cash equivalents at end of period	$367,819	$143,504

Supplemental cash flow information:
Interest paid on deposits	$8,825	$8,097
Interest paid on borrowings	1,265	1,862
Income taxes paid, net of refunds	7,033	4,440
Non-cash investing and financing activities:
Transfers from loans to foreclosed real estate	1,732	200
Net change in amounts due to broker on security transactions	636	828

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN INTERSTATE BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Meridian Interstate Bancorp, Inc., a 59.2%-owned subsidiary of Meridian Financial Services, Incorporated (“Meridian”), a mutual holding company, and all other entities in which it has a controlling financial interest (collectively referred to as the “Company”). The Company was formed in a corporate reorganization in 2006 and owns East Boston Savings Bank and its subsidiaries (the “Bank”) and Meridian Interstate Funding Corporation, which was established in 2008 to fund a loan to the Company’s Employee Stock Ownership Plan (“ESOP”). The Bank’s subsidiaries include Prospect, Inc., which engages in securities transactions on its own behalf, EBOSCO, LLC and Berkeley Riverbend Estates LLC, both of which hold foreclosed real estate; and East Boston Investment Services, Inc., which is authorized for third-party investment sales and is currently inactive. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of the Company included in the Company’s Form 10-K for the year ended December 31, 2013 which was filed with the Securities and Exchange Commission (“SEC”) on March 17, 2014, and is available through the SEC’s website at www.sec.gov.

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the evaluation of goodwill for impairment, other-than-temporary impairment of securities and the valuation of deferred tax assets.

2.	CORPORATE REORGANIZATION

On March 5, 2014, the Boards of Directors of the Company and the Bank and the Board of Trustees of Meridian unanimously adopted a Plan of Conversion of the Meridian pursuant to which Meridian undertook a “second-step” conversion and now ceases to exist. The Bank reorganized from a two-tier mutual holding company structure to a fully public stock holding company structure effective July 28, 2014, and, as a result is now the wholly-owned subsidiary of Meridian Bancorp, Inc., a Maryland corporation. Because the conversion occurred after June 30, 2014, the information included in this quarterly report is that of the Company. For further information, see Note 17 of the Notes to the financial statements of the Company included in the Company’s Form 10-K for the year ended December 31, 2013.

3.	RECENT ACCOUNTING PRONOUNCEMENT

In January 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-04, Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This update is intended to reduce diversity in the application of guidance by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. Amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

4.	EARNINGS PER SHARE

Basic earnings per share excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. If rights to dividends on unvested stock awards are non-forfeitable, these unvested stock awards are considered outstanding in the computation of basic earnings per share. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents (such as options) were issued during the period. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

Basic and diluted earnings per share have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share amounts)

Net income available to common stockholders	$5,504	$3,025	$10,275	$6,093

Average number of common shares outstanding	21,577,080	21,507,247	21,563,792	21,514,555
Effect of unvested stock awards	89,089	142,176	95,162	129,497

Basic weighted average shares outstanding	21,666,169	21,649,423	21,658,954	21,644,052
Effect of dilutive stock options	440,417	313,205	436,202	313,345

Diluted weighted average shares outstanding	22,106,586	21,962,628	22,095,156	21,957,397

Earnings per share:
Basic	$0.25	$0.14	$0.47	$0.28
Diluted	$0.25	$0.14	$0.47	$0.28

There were no anti-dilutive options for the three and six months ended June 30, 2014. For the three and six months ended June 30, 2013, options for the exercise of 46,700 and 23,350, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

5.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2014
Debt securities:
Corporate bonds:
Financial services	$48,677	$909	$(44)	$49,542
Industry and manufacturing	9,916	198	—	10,114
Technology	2,501	7	—	2,508
Healthcare	4,004	83	—	4,087
Other	1,008	32	—	1,040

Total corporate bonds	66,106	1,229	(44)	67,291
Government-sponsored enterprises	34,554	3	(568)	33,989
Municipal bonds	5,694	216	—	5,910
Residential mortgage-backed securities:
Government-sponsored enterprises	10,117	622	(6)	10,733
Private label	1,481	86	—	1,567

Total debt securities	117,952	2,156	(618)	119,490

Marketable equity securities:
Common stocks:
Financial services	9,233	813	(11)	10,035
Industry and manufacturing	20,216	2,966	(14)	23,168
Consumer products and services	13,521	1,966	(318)	15,169
Technology	2,934	218	(115)	3,037
Healthcare	4,772	1,261	—	6,033
Other	3,442	1,368	—	4,810

Total common stocks	54,118	8,592	(458)	62,252
Money market mutual funds	1,046	—	(36)	1,010

Total marketable equity securities	55,164	8,592	(494)	63,262

Total securities available for sale	$173,116	$10,748	$(1,112)	$182,752

December 31, 2013
Debt securities:
Corporate bonds:
Financial services	$58,166	$1,148	$(66)	$59,248
Industry and manufacturing	13,893	264	(16)	14,141
Consumer products and services	7,234	32	—	7,266
Technology	2,503	18	—	2,521
Healthcare	9,009	149	—	9,158
Other	1,011	43	—	1,054

Total corporate bonds	91,816	1,654	(82)	93,388
Government-sponsored enterprises	34,562	3	(1,417)	33,148
Municipal bonds	5,721	137	—	5,858
Residential mortgage-backed securities:
Government-sponsored enterprises	11,138	592	—	11,730
Private label	1,578	86	—	1,664

Total debt securities	144,815	2,472	(1,499)	145,788

Marketable equity securities:
Common stocks:
Financial services	6,909	614	—	7,523
Industry and manufacturing	18,092	2,413	(58)	20,447
Consumer products and services	9,909	1,530	(3)	11,436
Technology	3,442	132	(66)	3,508
Healthcare	5,048	1,115	—	6,163
Other	3,441	807	—	4,248

Total common stocks	46,841	6,611	(127)	53,325
Money market mutual funds	2,065	—	(41)	2,024

Total marketable equity securities	48,906	6,611	(168)	55,349

Total securities available for sale	$193,721	$9,083	$(1,667)	$201,137

At June 30, 2014, securities with an amortized cost of $23.7 million and $2.1 million, respectively, were pledged as collateral for Federal Home Loan Bank of Boston borrowings and Federal Reserve Bank discount window borrowings.

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2014 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

			After One Year
	One Year or Less		Through Five Years		After Five Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Corporate bonds:
Financial services	$13,370	$13,497	$35,307	$36,045	$—	$—	$48,677	$49,542
Industry and manufacturing	3,999	4,027	5,917	6,087	—	—	9,916	10,114
Technology	2,501	2,508	—	—	—	—	2,501	2,508
Healthcare	4,004	4,087	—	—	—	—	4,004	4,087
Other	—	—	1,008	1,040	—	—	1,008	1,040

Total corporate bonds	23,874	24,119	42,232	43,172	—	—	66,106	67,291
Government-sponsored enterprises	—	—	54	56	34,500	33,933	34,554	33,989
Municipal bonds	250	251	5,444	5,659	—	—	5,694	5,910
Residential mortgage-backed securities:
Government-sponsored enterprises	1	1	—	—	10,116	10,732	10,117	10,733
Private label	—	—	—	—	1,481	1,567	1,481	1,567

Total	$24,125	$24,371	$47,730	$48,887	$46,097	$46,232	$117,952	$119,490

For the three months ended June 30, 2014 and 2013, proceeds from sales of securities available for sale amounted to $7.2 million and $8.0 million, respectively. Gross gains of $1.5 million and $2.1 million, respectively, and no gross losses were realized on those sales. For the six months ended June 30, 2014 and 2013, proceeds from sales of securities available for sale amounted to $14.8 million and $27.8 million, respectively. Gross gains of $3.1 million and $4.4 million and gross losses of $0 and $10,000, respectively, were realized on those sales.

Information pertaining to securities available for sale as of June 30, 2014 and December 31, 2013, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2014
Debt securities:
Corporate bonds - financial services	$3	$1,998	$41	$1,459
Government-sponsored enterprises	—	—	568	33,932
Residential mortgage-backed securities:
Government-sponsored enterprises	6	226	—	—

Total debt securities	9	2,224	609	35,391

Marketable equity securities:
Common stocks:
Financial services	11	1,531	—	—
Industry and manufacturing	14	411	—	—
Consumer products and services	318	2,142	—	—
Technology	115	1,272	—	—

Total common stocks	458	5,356	—	—
Money market mutual funds	—	—	36	1,010

Total marketable equity securities	458	5,356	36	1,010

Total temporarily impaired securities	$467	$7,580	$645	$36,401

	Less Than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2013
Debt securities:
Corporate bonds:
Financial services	$19	$6,981	$47	$1,453
Industry and manufacturing	16	984	—	—

Total corporate bonds	35	7,965	47	1,453
Government-sponsored enterprises	1,296	31,205	121	1,879

Total debt securities	1,331	39,170	168	3,332

Marketable equity securities:
Common stocks:
Industry and manufacturing	58	3,089	—	—
Consumer products and services	3	606	—	—
Technology	66	1,872	—	—

Total common stocks	127	5,567	—	—
Money market mutual funds	—	—	41	998

Total marketable equity securities	127	5,567	41	998

Total temporarily impaired securities	$1,458	$44,737	$209	$4,330

Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.

As of June 30, 2014, the net unrealized gain on the total debt securities portfolio was $1.5 million. At June 30, 2014, 30 debt securities had unrealized losses with aggregate depreciation of 1.6% from the Company’s amortized cost basis. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in the Company’s debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. The unrealized losses are primarily caused by (a) recent declines in profitability and near-term profit forecasts by industry analysts resulting from a decline in the level of business activity (b) recent downgrades by several industry analysts and (c) recent increases in interest rates. The contractual terms of these investments do not permit the issuers to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment. Because (1) the Company does not intend to sell the securities; (2) the Company does not believe it is more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis; and (3) the present value of expected cash flows is sufficient to recover the entire amortized cost basis of the securities, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2014.

As of June 30, 2014, the net unrealized gain on the total marketable equity portfolio was $8.1 million. At June 30, 2014, 12 marketable equity securities had unrealized losses with aggregate depreciation of 7.2% from the Company’s cost basis. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe the decline in market value is other than temporary, and the Company has the ability and intent to hold these investments until a recovery of fair value. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. A decline of 10% or more in the value of an acquired equity security is generally the triggering event for management to review individual securities for liquidation and/or classification as other-than-temporarily impaired. Impairment losses are recognized when management concludes that declines in the value of equity securities are other than temporary, or when they can no longer assert that they have the intent and ability to hold depreciated equity securities for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on marketable equity securities that are in excess of 25% of cost and that have been sustained for more than twelve months are generally considered-other-than temporary and charged to earnings as impairment losses, or realized through sale of the security.

6.	LOANS

The Company’s loan portfolio consists primarily of residential real estate, commercial real estate, construction, commercial business and consumer segments. The residential real estate loans include classes for one-to four-family, multi-family and home equity lines of credit. There are no foreign loans outstanding. Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by our competitors. A summary of loans follows:

	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$452,944	18.9%	$454,148	19.8%
Multi-family	367,390	15.3	288,172	12.6
Home equity lines of credit	49,262	2.1	54,499	2.4
Commercial real estate	1,021,506	42.6	1,032,408	45.0
Construction	217,047	9.1	208,799	9.1

Total real estate loans	2,108,149	88.0	2,038,026	88.9
Commercial business loans	281,229	11.7	247,005	10.8
Consumer	7,979	0.3	7,225	0.3

Total loans	2,397,357	100.0%	2,292,256	100.0%

Allowance for loan losses	(26,131)		(25,335)
Net deferred loan origination fees	(1,732)		(1,521)

Loans, net	$2,369,494		$2,265,400

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At June 30, 2014 and December 31, 2013, the Company was servicing loans for participants aggregating $78.3 million and $62.8 million, respectively.

As a result of the Mt. Washington Co-operative Bank acquisition in January 2010, the Company acquired loans at fair value of $345.3 million. Included in this amount was $27.7 million of loans with evidence of deterioration of credit quality since origination for which it was probable, at the time of the acquisition, that the Company would be unable to collect all contractually required payments receivable. The Company’s evaluation of loans with evidence of credit deterioration as of the acquisition date resulted in a nonaccretable discount of $7.6 million, which is defined as the loan’s contractually required payments receivable in excess of the amount of its cash flows expected to be collected. The Company considered factors such as payment history, collateral values, and accrual status when determining whether there was evidence of deterioration of the loan’s credit quality at the acquisition date.

The following is a summary of the outstanding balance of the acquired loans with evidence of credit deterioration:

	June 30, 2014	December 31, 2013
	(In thousands)
Real estate loans:
Residential real estate:
One- to four-family	$6,400	$6,494
Multi-family	834	846
Home equity lines of credit	507	509
Commercial real estate	696	720

Total real estate loans	8,437	8,569
Commercial business loans	78	78
Consumer	4	4

Outstanding principal balance	8,519	8,651
Discount	(2,188)	(2,215)

Carrying amount	$6,331	$6,436

A rollforward of accretable yield follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Beginning balance	$1,170	$1,040	$1,181	$1,047
Accretion	(16)	(7)	(27)	(14)
Disposals	—	(130)	—	(130)

Ending balance	$1,154	$903	$1,154	$903

An analysis of the allowance for loan losses and related information follows:

	For the Three Months Ended June 30, 2014
	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
	(In thousands)
Beginning balance	$1,960	$3,276	$105	$11,924	$4,149	$3,928	$98	$—	$25,440
Provision (credit) for loan losses	(52)	70	5	57	353	254	9	—	696
Charge-offs	—	—	(5)	—	—	—	(36)	—	(41)
Recoveries	5	—	—	—	10	3	18	—	36

Ending balance	$1,913	$3,346	$105	$11,981	$4,512	$4,185	$89	$—	$26,131

	For the Three Months Ended June 30, 2013
	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
	(In thousands)
Beginning balance	$2,150	$1,315	$177	$10,620	$4,459	$2,078	$84	$—	$20,883
Provision (credit) for loan losses	22	(1)	(17)	1,561	1,148	494	12	—	3,219
Charge-offs	(288)	(6)	—	—	(366)	—	(21)	—	(681)
Recoveries	1	—	—	—	6	14	8	—	29

Ending balance	$1,885	$1,308	$160	$12,181	$5,247	$2,586	$83	$—	$23,450

	For the Six Months Ended June 30, 2014
	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
	(In thousands)
Beginning balance	$1,991	$2,419	$155	$12,831	$4,374	$3,433	$132	$—	$25,335
Provision (credit) for loan losses	(68)	927	(45)	(838)	117	746	(10)	—	829
Charge-offs	(54)	—	(5)	(12)	—	—	(86)	—	(157)
Recoveries	44	—	—	—	21	6	53	—	124

Ending balance	$1,913	$3,346	$105	$11,981	$4,512	$4,185	$89	$—	$26,131

	For the Six Months Ended June 30, 2013
	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
	(In thousands)
Beginning balance	$2,507	$1,431	$226	$10,405	$3,656	$2,174	$105	$—	$20,504
Provision (credit) for loan losses	(259)	(27)	(66)	1,776	2,573	395	87	—	4,479
Charge-offs	(396)	(96)	—	—	(993)	—	(153)	—	(1,638)
Recoveries	33	—	—	—	11	17	44	—	105

Ending balance	$1,885	$1,308	$160	$12,181	$5,247	$2,586	$83	$—	$23,450

	At June 30, 2014
	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
	(In thousands)
Amount of allowance for loan losses for impaired loans	$94	$172	$—	$—	$101	$54	$—	$—	$421
Amount of allowance for loan losses for non-impaired loans	1,819	3,174	105	11,981	4,411	4,131	89	—	25,710

	$1,913	$3,346	$105	$11,981	$4,512	$4,185	$89	$—	$26,131

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$29	$—	$—	$—	$—	$—	$—	$—	$29

Impaired loans	$4,025	$5,311	$20	$7,788	$11,888	$1,036	$—		$30,068
Non-impaired loans	448,919	362,079	49,242	1,013,718	205,159	280,193	7,979		2,367,289

	$452,944	$367,390	$49,262	$1,021,506	$217,047	$281,229	$7,979		$2,397,357

	At December 31, 2013
	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
	(In thousands)
Amount of allowance for loan losses for impaired loans	$132	$—	$—	$190	$54	$—	$—	$—	$376
Amount of allowance for loan losses for non-impaired loans	1,859	2,419	155	12,641	4,320	3,433	132	—	24,959

	$1,991	$2,419	$155	$12,831	$4,374	$3,433	$132	$—	$25,335

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$44	$—	$—	$12	$—	$—	$—	$—	$56

Impaired loans	$4,089	$4,002	$21	$10,820	$13,308	$1,232	$—		$33,472
Non-impaired loans	450,059	284,170	54,478	1,021,588	195,491	245,773	7,225		2,258,784

	$454,148	$288,172	$54,499	$1,032,408	$208,799	$247,005	$7,225		$2,292,256

The following table provides information about the Company’s past due and non-accrual loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
June 30, 2014
Real estate loans:
Residential real estate:
One- to four-family	$3,706	$925	$5,491	$10,122	$16,281
Home equity lines of credit	1,565	84	991	2,640	2,260
Commercial real estate	295	584	2,362	3,241	7,178
Construction	—	—	9,603	9,603	10,665

Total real estate loans	5,566	1,593	18,447	25,606	36,384
Commercial business loans	59	—	846	905	903
Consumer	588	468	—	1,056	—

Total	$6,213	$2,061	$19,293	$27,567	$37,287

December 31, 2013
Real estate loans:
Residential real estate:
One- to four-family	$6,203	$1,185	$6,714	$14,102	$17,622
Multi-family	75	—	85	160	—
Home equity lines of credit	2,504	178	744	3,426	2,689
Commercial real estate	314	—	2,742	3,056	8,972
Construction	497	—	11,297	11,794	11,298

Total real estate loans	9,593	1,363	21,582	32,538	40,581
Commercial business loans	284	50	852	1,186	949
Consumer	461	282	—	743	—

Total	$10,338	$1,695	$22,434	$34,467	$41,530

At June 30, 2014 and December 31, 2013, the Company did not have any accruing loans past due 90 days or more. Delinquent loans at June 30, 2014 and December 31, 2013 included $1.6 million and $1.3 million of loans acquired with evidence of credit deterioration. At both June 30, 2014 and December 31, 2013, non-accrual loans included $1.2 million of loans acquired with evidence of credit deterioration.

The following tables provide information with respect to the Company’s impaired loans:

	June 30, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
One- to four-family	$2,601	$3,012		$2,399	$2,699
Multi-family	3,957	3,957		4,002	4,002
Home equity lines of credit	20	20		21	21
Commercial real estate	7,788	8,566		9,327	10,014
Construction	10,490	12,689		12,930	15,926
Commercial business loans	544	951		1,232	1,635

Total	25,400	29,195		29,911	34,297

Impaired loans with a valuation allowance:
One- to four-family	1,424	1,523	$94	1,690	1,806	$132
Multi-family	1,354	1,354	172	—	—	—
Commercial real estate	—	—	—	1,493	1,493	190
Construction	1,398	1,398	101	378	389	54
Commercial business loans	492	492	54	—	—	—

Total	4,668	4,767	421	3,561	3,688	376

Total impaired loans	$30,068	$33,962	$421	$33,472	$37,985	$376

	Three Months Ended June 30,
	2014			2013
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
One- to four-family	$4,033	$50	$55	$4,688	$59	$46
Multi-family	5,319	77	53	5,143	90	59
Home equity lines of credit	20	—	—	22	—	—
Commercial real estate	9,546	126	77	10,332	190	152
Construction	13,876	235	69	17,260	279	118
Commercial business loans	1,051	20	3	456	16	16

Total impaired loans	$33,845	$508	$257	$37,901	$634	$391

	Six Months Ended June 30,
	2014			2013
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
One- to four-family	$4,048	$100	$95	$4,621	$117	$94
Multi-family	5,338	155	156	5,356	179	168
Home equity lines of credit	21	—	—	22	—	—
Commercial real estate	9,593	267	135	10,937	354	226
Construction	13,673	469	123	17,613	548	276
Commercial business loans	1,060	39	8	445	22	22

Total impaired loans	$33,733	$1,030	$517	$38,994	$1,220	$786

At June 30, 2014, additional funds of $5.0 million are committed to be advanced in connection with impaired construction loans.

The following table summarizes the troubled debt restructurings (“TDRs”) at the dates indicated:

	June 30, 2014	December 31, 2013
	(In thousands)
TDRs on accrual status:
One- to four-family	$2,554	$2,588
Multi-family	1,463	109
Home equity lines of credit	20	21
Commercial real estate	—	1,368
Commercial business loans	133	—

Total TDRs on accrual status	4,170	4,086

TDRs on non-accrual status:
One- to four-family	1,471	1,500
Commercial real estate	4,513	4,309
Construction	8,367	9,489
Commercial business loans	187	192

Total TDRs on non-accrual status	14,538	15,490

Total TDRs	$18,708	$19,576

For the six months ended June 30, 2014 and 2013, new troubled debt restructurings were immaterial. The Company generally places loans modified as TDRs on non-accrual status for a minimum period of six months. Loans modified as TDRs qualify for return to accrual status once they have demonstrated performance with the modified terms of the loan agreement for a minimum of six months and future payments are reasonably assured. TDRs are reported as impaired loans with an allowance established as part of the allocated component of the allowance for loan losses when the discounted cash flows of the impaired loan is lower than the carrying value of that loan. TDRs may be removed from impairment disclosures in the year following the restructure if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring.

The Company utilizes a nine grade internal loan rating system for multi-family, commercial real estate, construction and commercial loans as follows:

•	Loans rated 1, 2, 3 and 3A: Loans in these categories are considered “pass” rated loans with low to average risk.

•	Loans rated 4 and 4A: Loans in these categories are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

•	Loans rated 5: Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

•	Loans rated 6: Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

•	Loans rated 7: Loans in this category are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all multi-family, commercial real estate, construction and commercial business loans. The Company also engages an independent third-party to review a significant portion of loans within these segments on at least an annual basis. Management uses the results of these reviews as part of its annual review process.

The following tables provide information with respect to the Company’s risk rating:

	June 30, 2014				December 31, 2013
	Multi-family residential real estate	Commercial real estate	Construction	Commercial business	Multi-family residential real estate	Commercial real estate	Construction	Commercial business
	(In thousands)
Loans rated 1 - 3A	$353,240	$1,006,067	$188,193	$270,657	$275,711	$1,015,172	$178,980	$245,646
Loans rated 4 - 4A	2,187	5,030	—	9,458	1,665	4,315	—	4
Loans rated 5	11,963	10,409	28,854	1,114	10,796	12,921	29,819	1,355
Loans rated 6	—	—	—	—	—	—	—	—
Loans rated 7	—	—	—	—	—	—	—	—

Total	$367,390	$1,021,506	$217,047	$281,229	$288,172	$1,032,408	$208,799	$247,005

For one- to four-family real estate loans, home equity lines of credit and consumer loans, management uses delinquency reports as the key credit quality indicator.

7.	DEPOSITS

A summary of deposit balances, by type follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Demand deposits	$484,242	$255,639
NOW deposits	250,840	210,277
Money market deposits	875,998	847,360
Regular savings and other deposits	271,990	259,608

Total non-certificate accounts	1,883,070	1,572,884

Term certificates less than $100,000	287,180	296,525
Term certificates $100,000 and greater	394,057	379,191

Total term certificates	681,237	675,716

Total deposits	$2,564,307	$2,248,600

In connection with the Company’s second step conversion and stock offering, cash proceeds of $206.9 million from stock subscription deposits were received during the second quarter of 2014 and are included as demand deposits as of June 30, 2014.

A summary of term certificates, by maturity, follows:

	June 30, 2014		December 31, 2013
Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$452,855	1.01%	$440,178	1.08%
Over 1 year to 2 years	139,258	1.46	140,466	1.48
Over 2 years to 3 years	53,392	1.55	55,628	1.75
Over 3 years to 4 years	12,618	1.57	18,703	1.82
Over 4 years to 5 years	19,987	1.48	17,685	1.47
Greater than 5 years	3,127	5.50	3,056	5.13

	$681,237	1.19%	$675,716	1.27%

8.	BORROWINGS

Long-term debt consists of FHLB advances as follows:

	June 30, 2014		December 31, 2013
Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2014	$—	—%	$4,000	2.37%
2015	39,500	1.20	19,500	2.05
2016	41,500	1.20	16,500	1.97
2017	87,500	1.31	77,500	1.35
2018	25,000	1.19	25,000	1.19
2019	9,331	1.23	10,203	1.23
2020	8,509	1.22	9,200	1.22

	$211,340	1.25%	$161,903	1.48%

At June 30, 2014, advances amounting to $6.5 million are callable by the FHLB prior to maturity.

As of June 30, 2014, the Company also has an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily. No amounts were drawn on the line of credit as of June 30, 2014 and December 31, 2013. All borrowings from the FHLB are secured by investment securities (see Note 5) and qualified collateral, consisting of a blanket lien on one- to four-family loans and certain multi-family and commercial real estate loans held in the Bank’s portfolio. At June 30, 2014, the Company pledged multi-family and commercial real estate loans with carrying values totaling $61.7 million and $216.9 million, respectively.

9.	COMMITMENTS AND DERIVATIVES

In the normal course of business, there are outstanding commitments which are not reflected in the accompanying consolidated financial statements.

Loan Commitments

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for loan commitments is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

A summary of outstanding financial instruments whose contract amounts represent credit risk is as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Unadvanced portion of existing loans:
Construction	$296,471	$239,977
Home equity line of credit	35,518	37,422
Other lines and letters of credit	118,757	104,956
Commitments to originate:
One- to four-family	17,468	11,592
Commercial real estate	78,379	92,526
Construction	125,800	83,439
Commercial business loans	39,252	39,928
Other loans	2,188	3,749

Total loan commitments outstanding	$713,833	$613,589

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case by case basis. The amount of collateral obtained, if deemed necessary by the Company for the extension of credit, is based upon management’s credit evaluation of the borrower. Collateral held includes, but is not limited to, residential real estate and deposit accounts.

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized if deemed necessary and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Derivative Loan Commitments

Residential real estate loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. The Company enters into commitments to fund residential real estate loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market. A residential loan commitment requires the Company to originate a loan at a specific interest rate upon the completion of various underwriting requirements. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in loan interest rates. If interest rates increase, the value of these commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. Derivative loan commitments with a notional amount of $10.0 million and $4.8 million were outstanding at June 30, 2014 and December 31, 2013, respectively. The fair value of such commitments was a net asset of $154,000 and $13,000 at June 30, 2014 and December 31, 2013, respectively.

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Under a “mandatory delivery” contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay the investor a “pair-off” fee, based then-current market prices, to compensate the investor for the shortfall. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price that it will purchase the loan from the Company if the loan to the underlying borrower closes. The Company generally enters into forward sale contracts on the same day it commits to lend funds to a potential borrower. The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. Forward loan sale commitments with a notional amount of $13.9 million and $7.0 million were outstanding at June 30, 2014 and December 31, 2013, respectively. The fair value of such commitments was a net liability of $34,000 and net asset of $75,000 at June 30, 2014 and December 31, 2013, respectively.

Derivative Financial Instruments

The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with commercial business customers to synthetically convert their loans from a variable rate to a fixed rate. The Company pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. Concurrently, the Company enters into an offsetting interest rate swap with a 3rd party financial institution. In the offsetting swap, the Company pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss of given default for all counterparties. At June 30, 2014 and December 31, 2013, the Company had $600,000 and $300,000, respectively, in cash pledged as collateral on its interest rate swap with the 3rd party financial institution.

Summary information regarding these derivatives is presented below:

					Fair Value
	Notional Amount	Maturity	Interest Rate Paid	Interest Rate Received	June 30, 2014	December 31, 2013
	(In thousands)
Customer interest rate swap	$11,268	10/17/33	1 Mo. Libor + 175bp	Fixed (4.1052%)	$528	$57
3rd party interest rate swap	11,268	10/17/33	Fixed(4.1052%)	1 Mo. Libor + 175bp	(528)	(57)

The following table presents the fair values of derivative instruments in the balance sheet.

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
June 30, 2014
Derivative loan commitments	Other assets	$162	Other liabilities	$8
Forward loan sale commitments	Other assets	26	Other liabilities	60
Loan level interest rate swaps	Other assets	528	Other liabilities	528

Total		$716		$596

December 31, 2013
Derivative loan commitments	Other assets	$38	Other liabilities	$25
Forward loan sale commitments	Other assets	82	Other liabilities	7
Loan level interest rate swaps	Other assets	57	Other liabilities	57

Total		$177		$89

The following table presents information pertaining to gains (losses) on the Company’s derivative instruments included in the consolidated statement of income.

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Location of Gain/(Loss)	2014	2013	2014	2013
		(In thousands)
Derivative loan commitments	Mortgage banking gains, net	$103	$(699)	$141	$(768)
Forward loan sale commitments	Mortgage banking gains, net	(73)	950	(109)	942

Total		$30	$251	$32	$174

For the three months ended June 30, 2014, the Company recognized net mortgage banking gains of $267,000, consisting of $237,000 in net gains on sale of loans and $30,000 in net derivative mortgage banking gains. The Company recognized net mortgage banking gains of $403,000, consisting of $152,000 in net gains on sale of loans and $251,000 in net derivative mortgage banking gains for the three months ended June 30, 2013. For the six months ended June 30, 2014, the Company recognized net mortgage banking gains of $387,000, consisting of $355,000 in net gains on sale of loans and $32,000 in net derivative mortgage banking gains. The Company recognized net mortgage banking gains of $558,000, consisting of $384,000 in net gains on sale of loans and $174,000 in net derivative mortgage banking gains for the six months ended June 30, 2013.

Other Commitments

The Company has a contract with its core data processing provider through December 2017 with an outstanding commitment of $7.8 million as of June 30, 2014 and total annual payments of $2.2 million.

10.	FAIR VALUES OF ASSETS AND LIABILITIES

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The fair value of assets and liabilities is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various assets and liabilities. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the asset or liability.

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Cash and cash equivalents — The carrying amounts of cash and short-term instruments approximate fair values, based on the short-term nature of the assets.

Securities available for sale — All fair value measurements are obtained from a third party pricing service and are not adjusted by management. Marketable equity securities are measured at fair value utilizing quoted market prices (Level 1). Corporate bonds, obligations of government-sponsored enterprises, municipal bonds and mortgage-backed securities are determined by pricing models that consider standard input factors such as observable market data, benchmark yields, reported trades, broker/dealer quotes, credit spreads, benchmark securities, as well as new issue data, monthly payment information, and collateral performance, among others (Level 2).

Federal Home Loan Bank stock — The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Loans held for sale — The fair value is based on commitments in effect from investors or prevailing market prices.

Loans — For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-accrual loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposits — The fair values disclosed for non-certificate accounts are, by definition, equal to the amount payable on demand at the reporting date which is their carrying amounts. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Borrowings — The fair value is estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Accrued interest — The carrying amounts of accrued interest approximate fair value.

Forward loan sale commitments and derivative loan commitments — Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. Management judgment and estimation is required in determining these fair value measurements.

Loan level interest rate swaps — The fair value is based on settlement values adjusted for credit risks associated with the counterparties and the Company and observable market interest rate curves.

Off-balance sheet credit-related instruments — Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these instruments is considered immaterial.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
June 30, 2014
Assets:
Debt securities	$—	$119,490	$—	$119,490
Marketable equity securities	63,262	—	—	63,262
Derivative loan commitments	—	—	162	162
Forward loan sale commitments	—	—	26	26
Loan level interest rate swaps	—	—	528	528

Total assets	$63,262	$119,490	$716	$183,468

Liabilities:
Derivative loan commitments	$—	$—	$8	$8
Forward loan sale commitments	—	—	60	60
Loan level interest rate swaps	—	—	528	528

Total liabilities	$—	$—	$596	$596

December 31, 2013
Assets:
Debt securities	$—	$145,788	$—	$145,788
Marketable equity securities	55,349	—	—	55,349
Derivative loan commitments	—	—	38	38
Forward loan sale commitments	—	—	82	82
Loan level interest rate swaps	—	—	57	57

Total assets	$55,349	$145,788	$177	$201,314

Liabilities:
Derivative loan commitments	$—	$—	$25	$25
Forward loan sale commitments	—	—	7	7
Loan level interest rate swaps	—	—	57	57

Total liabilities	$—	$—	$89	$89

For the six months ended June 30, 2014 and 2013, there were no transfers in or out of Levels 1 and 2 and the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Derivative loan commitments and forward sale commitments, net:
Beginning balance	$90	$199	$88	$276
Total realized and unrealized losses included in net income	30	251	32	174

Ending balance	$120	$450	$120	$450

Total realized gain relating to instruments still held at period end	$120	$450	$120	$450

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other assets on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or market accounting or write-downs of individual assets.

The following tables summarize the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets. The gain/loss represents the amount of write-down, charge-off or specific reserve recorded during the periods noted on the assets held at period end. There were no liabilities measured at fair value on a non-recurring basis.

	June 30, 2014			Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	Level 1	Level 2	Level 3	Total Losses	Total Losses
	(In thousands)
Impaired loans	$—	$—	$16,167	$14	$(43)
Foreclosed real estate	—	—	2,503	(80)	(80)

	$—	$—	$18,670	$(66)	$(123)

	December 31, 2013			Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	Level 1	Level 2	Level 3	Total Losses	Total Losses
	(In thousands)
Impaired loans	$—	$—	$8,000	$(236)	$(1,016)
Foreclosed real estate	—	—	1,390	—	(16)

	$—	$—	$9,390	$(236)	$(1,032)

Certain impaired loans were adjusted to fair value, less cost to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for loan losses. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties.

Certain properties in foreclosed real estate were adjusted to fair value using appraised values of collateral, less cost to sell, and adjusted as necessary by management based on unobservable inputs for specific properties. The loss on foreclosed assets represents adjustments in valuation recorded during the time period indicated and not for losses incurred on sales.

Summary of Fair Values of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2014
Financial assets:
Cash and due from banks	$367,819	$367,819	$—	$—	$367,819
Securities available for sale	182,752	63,262	119,490	—	182,752
Federal Home Loan Bank stock	12,681	—	—	12,681	12,681
Loans and loans held for sale, net	2,375,394	—	—	2,403,553	2,403,553
Accrued interest receivable	7,118	—	—	7,118	7,118
Financial liabilities:
Deposits	2,564,307	—	—	2,568,427	2,568,427
Borrowings	211,340	—	210,839	—	210,839
Accrued interest payable	829	—	—	829	829
On-balance sheet derivative financial instruments:
Assets:
Derivative loan commitments	162	—	—	162	162
Forward loan sale commitments	26	—	—	26	26
Loan level interest rate swaps	528	—	—	528	528
Liabilities:
Derivative loan commitments	8	—	—	8	8
Forward loan sale commitments	60	—	—	60	60
Loan level interest rate swaps	528	—	—	528	528

December 31, 2013
Financial assets:
Cash and due from banks	$86,271	$86,271	$—	$—	$86,271
Securities available for sale	201,137	55,349	145,788	—	201,137
Federal Home Loan Bank stock	11,907	—	—	11,907	11,907
Loans and loans held for sale, net	2,267,763	—	—	2,298,488	2,298,488
Accrued interest receivable	7,127	—	—	7,127	7,127
Financial liabilities:
Deposits	2,248,600	—	—	2,253,543	2,253,543
Borrowings	161,903	—	160,581	—	160,581
Accrued interest payable	818	—	—	818	818
On-balance sheet derivative financial instruments:
Assets:
Derivative loan commitments	38	—	—	38	38
Forward loan sale commitments	82	—	—	82	82
Loan level interest rate swaps	57	—	—	57	57
Liabilities:
Derivative loan commitments	25	—	—	25	25
Forward loan sale commitments	7	—	—	7	7
Loan level interest rate swaps	57	—	—	57	57

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with our business and financial information and the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission.

Forward Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

•	general economic conditions, either nationally or in our market area, that are worse than expected;

•	inflation and changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	our ability to enter new markets successfully and take advantage of growth opportunities, and the possible dilutive effect of potential acquisitions or de novo branches, if any;

•	legislative or regulatory changes that adversely affect our business;

•	adverse changes in the securities markets;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Securities and Exchange Commission;

•	inability of third-party providers to perform their obligations to us; and

•	changes in our organization, compensation and benefit plans.

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Company’s loan or investment portfolios. Additional factors that may affect our results are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission on March 17, 2014, under “Risk Factors,” which is available through the SEC’s website at www.sec.gov, as updated by subsequent filings with the SEC. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, we do not undertake, and specifically disclaim any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

A summary of significant accounting policies is described in Note 1 to the Consolidated Financial Statements included in the 2013 Annual Report on Form 10-K for the year ended December 31, 2013. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policies are the allowance for loan losses, the evaluation of goodwill for impairment, other-than-temporary impairment of securities and the valuation of deferred tax assets.

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

Assets. Our total assets increased $373.8 million, or 13.9%, to $3.056 billion at June 30, 2014 from $2.682 billion at December 31, 2013, reflecting cash proceeds of $206.9 million from stock subscription deposits received in connection with the Company’s second step conversion during the second quarter of 2014. Net loans increased $104.1 million, or 4.6%, to $2.369 billion at June 30, 2014 from $2.265 billion at December 31, 2013. Cash and due from banks increased $281.5 million, or 326.4%, to $367.8 million at June 30, 2014 from $86.3 million at December 31, 2013. Securities available for sale decreased $18.4 million, or 9.1%, to $182.8 million at June 30, 2014 from $201.1 million at December 31, 2013.

Loan Portfolio. At June 30, 2014, net loans were $2.369 billion, or 77.5% of total assets. During the six months ended June 30, 2014, net loans increased $104.1 million, or 4.6%. The increase was primarily due to increases of $34.2 million in commercial business loans, $18.3 million in multi-family loans and $50.0 million in commercial real estate loans, excluding a reclassification during the first quarter of $60.9 million of commercial real estate loans to multi-family loans in accordance with regulatory guidance. Refer to Note 6 Loans in the Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding the loans held in the Company’s loan portfolio.

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. Management of asset quality is accomplished by internal controls, monitoring and reporting of key risk indicators, and both internal and independent third-party loan reviews. The primary objective of our loan review process is to measure borrower performance and assess risk for the purpose of identifying loan weakness in order to minimize loan loss exposure. From the time of loan origination through final repayment, multi-family, commercial real estate, construction and commercial business loans are assigned a risk rating based on pre-determined criteria and levels of risk. The risk rating is monitored annually for most loans; however, it may change during the life of the loan as appropriate.

Internal and independent third-party loan reviews vary by loan type, as well as the nature and complexity of the loan. Depending on the size and complexity of the loan, some loans may warrant detailed individual review, while other loans may have less risk based upon size, or be of a homogeneous nature reducing the need for detailed individual analysis. Assets with these characteristics, such as consumer loans and loans secured by residential real estate, may be reviewed on the basis of risk indicators such as delinquency or credit rating. In cases of significant concern, a total re-evaluation of the loan and associated risks are documented by completing a loan risk assessment and action plan. Some loans may be re-evaluated in terms of their fair market value or net realizable value in order to determine the likelihood of potential loss exposure and, consequently, the adequacy of specific and general loan loss reserves.

When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status, including contacting the borrower by letter and phone at regular intervals. When the borrower is in default, we may commence collection proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. Management informs the Executive Committee monthly of the amount of loans delinquent more than 30 days. Management provides detailed information to the Board of Directors on loans 60 or more days past due and all loans in foreclosure and repossessed property that we own.

Delinquencies. Total past due loans decreased $6.9 million, or 20.0%, to $27.6 million at June 30, 2014 from $34.5 million at December 31, 2013, reflecting decreases of $3.1 million in loans 90 days or greater past due and $3.8 million in loans 30 to 89 days past due. Delinquent loans at June 30, 2014 included $10.7 million of loans acquired in the Mt. Washington Co-operative Bank merger completed in January 2010, including $3.2 million that were 30 to 59 days past due, $1.1 million that were 60 to 89 days past due and $6.4 million that were 90 days or greater past due. At June 30, 2014, non-accrual loans exceeded loans 90 days or greater past due primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected and certain loans that remain on non-accrual status until they attain a sustained payment history of six months.

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including troubled debt restructurings on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At June 30, 2014, we did not have any accruing loans past due 90 days or greater. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income.

The following table provides information with respect to our non-performing assets at the dates indicated.

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One- to four-family	$16,281	$17,622
Home equity lines of credit	2,260	2,689
Commercial real estate	7,178	8,972
Construction	10,665	11,298

Total real estate loans	36,384	40,581
Commercial business loans	903	949

Total non-accrual loans (1)	37,287	41,530
Foreclosed assets	2,503	1,390

Total non-performing assets	$39,790	$42,920

Non-accrual loans to total loans	1.56%	1.81%
Non-accrual loans to total assets	1.22%	1.55%
Non-performing assets to total assets	1.30%	1.60%

(1)	TDRs on accrual status not included above totaled $4.2 million at June 30, 2014 and $4.1 million and December 31, 2013.

Non-performing assets decreased to $39.8 million or 1.30% of total assets, at June 30, 2014, from $42.9 million, or 1.60% of total assets, at December 31, 2013. Non-performing assets at June 30, 2014 included $13.6 million of assets acquired in the Mt. Washington merger, all of which were non-accrual loans. Interest income that would have been recorded for the six months ended June 30, 2014 had non-accruing loans been current according to their original terms amounted to $582,000. We recognized $528,000 of interest income, on a cash basis, on such loans for the six months ended June 30, 2014. Construction loans, including related foreclosed real estate, represented approximately 31.9% of our non-performing assets at June 30, 2014. Approximately $6.6 million, or 61.8%, of our $10.7 million of non-accrual construction loans at June 30, 2014 relate to the following three construction projects originated in 2007 and 2008.

•	A construction loan relationship collateralized by a 42 unit townhouse development project located in eastern Massachusetts, originated for $3.7 million with an aggregate balance of $2.4 million at June 30, 2014. This loan relationship was modified with a new borrower as a TDR in 2011 based on a common guarantor. The property was appraised in May 2013 for $3.2 million based on the “as is” market value of the then-remaining 28 unsold units, including 22 units where construction had not begun. As of June 30, 2014, 16 completed units were sold. The loan relationship is also collateralized by other properties owned by the guarantors consisting of a second mortgage with a first mortgage of less than $300,000 on a residential property and first mortgages on a residential and commercial property in northern Massachusetts, appraised in early 2013 with a cumulative value of $1.5 million. This loan relationship is secured by multiple guarantors including one individual guarantor. Foreclosure proceedings on the other properties owned by the guarantors were stayed due to the individual guarantor’s Chapter 7 bankruptcy filing. The bankruptcy was dismissed by the court in March 2014 and we are proceeding with the foreclosure sales. The Bank has entered into a letter of intent to sell the note and loan documents and the decrease in the balance reflects the non-refundable deposit.

•	A construction loan relationship collateralized by a 45 unit townhouse development project located in eastern Massachusetts originated for $11.2 million with an aggregate balance of $3.2 million at June 30, 2014 after loan charge-offs totaling $996,000. This loan relationship was modified as a TDR in 2013 with an extension of the maturity date to allow for loan repayments of $3.2 million during the year ended December 31, 2013. An additional modification was made to this loan relationship in January 2014 with an increase in the principal balance and an extension to the maturity date to allow for completion of the project. The property was appraised in March 2014 for $7.7 million based on the “as complete” value of the then remaining 8 unsold units. As of June 30, 2014, 38 units have been sold, five units are under sales agreements and marketing activity continues for the two remaining units. The principal developer is the co-borrower on the loan relationship. We expect the sales proceeds from the remaining seven units to be sufficient to repay the remaining loan balance.

•	A construction loan relationship collateralized by a seven lot single-family residential development project located in Nantucket, Massachusetts originated for $5.4 million with a balance of $1.0 million as of June 30, 2014 after loan charge-offs totaling $1.7 million. This loan relationship was modified as a TDR in 2010 with a reduction of the interest rate and an extension of the maturity date. The property was appraised in May 2013 for $1.8 million based on the “developer cost” approach. This loan relationship is also collateralized by other properties, owned by the individual co-borrowers, which consist of a second mortgage on a single family residence located in Nantucket, Massachusetts with a first mortgage of less than $600,000 and a first mortgage on a single family residence located in Rhode Island. The Nantucket, Massachusetts single family property was appraised in May 2013 for $855,000 and the Rhode Island single family residence was appraised in June 2013 for $407,000. We have filed foreclosure actions on all collateral. The residential development project foreclosure action was stayed by the corporate entity’s Chapter 11 bankruptcy filing. The corporate entity’s Chapter 11 bankruptcy filing was converted to a Chapter 7 bankruptcy filing and the Bank has obtained relief from stay. The Bank held the foreclosure sale on five of the six building lots remaining in the development, three were transferred to the Bank owned portfolio and two were sold to third party bidders. The Bank will complete the foreclosure action on the remaining lot.

Together, these three non-accrual construction loan relationships comprised 17.7% of total non-accrual loans at June 30, 2014.

Non-accrual loans decreased $4.2 million, or 10.2%, to $37.3 million, or 1.56% of total loans outstanding at June 30, 2014, from $41.5 million, or 1.81% of total loans outstanding at December 31, 2013. At June 30, 2014, our allowance for loan losses was $26.1 million, or 1.09% of total loans and 70.1% of non-accrual loans, compared to $25.3 million, or 1.11% of total loans and 61.0% of non-accrual loans at December 31, 2013. Included in our allowance at June 30, 2014 was a general component of $25.7 million, which is based upon our evaluation of various factors relating to loans not deemed to be impaired. We continue to believe our level of non-accrual loans and assets, which declined significantly during the past two years, is manageable and we believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

Foreclosed real estate increased $1.1 million, or 80.1%, to $2.5 million at June 30, 2014 from $1.4 million at December 31, 2013. At June 30, 2014, foreclosed real estate consisted of one townhouse construction development project, one single family residential construction development project and three one- to four-family loans. We continue to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures.

Troubled Debt Restructurings. In the course of resolving loans of borrowers with financial difficulties, we may choose to restructure the contractual terms of certain loans, with terms modified to fit the ability of the borrower to repay in line with its current financial status. A loan is considered a troubled debt restructure if, for reasons related to the debtor’s financial difficulties, a concession is granted to the debtor that would not otherwise be considered.

Total TDRs decreased $868,000, or 4.4%, to $18.7 million at June 30, 2014 from $19.6 million at December 31, 2013. Modifications of one- to four-family TDRs consist of rate reductions, loan term extensions or provisions for interest-only payments for specified periods up to 12 months. We have generally been successful with the concessions we have offered to borrowers to date. We generally return TDRs to accrual status when they have sustained payments for six months based on the restructured terms and future payments are reasonably assured. Interest income that would have been recorded for the six months ended June 30, 2014 had TDRs been current according to their original terms amounted to $361,000. We recognized $167,000 of interest income on TDRs for the six months ended June 30, 2014.

Potential Problem Loans. Certain loans are identified during our loan review process that are currently performing in accordance with their contractual terms and we expect to receive payment in full of principal and interest, but it is deemed probable that we will be unable to collect all the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. This may result from deteriorating conditions such as cash flows, collateral values or creditworthiness of the borrower. These loans are classified as impaired but are not accounted for on a non-accrual basis.

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. These other potential problem loans are generally loans classified as “substandard” or 5-rated loans in accordance with our nine-grade internal loan rating system that is consistent with guidelines established by banking regulators. At June 30, 2014, other potential problem loans totaled $26.6 million, including $17.0 million of construction loans, $6.7 million of multi-family loans and $2.9 million of commercial real estate.

Allowance for Loan Losses. The allowance for loan losses is maintained at levels considered adequate by management to provide for probable loan losses inherent in the loan portfolio as of the consolidated balance sheet reporting dates. The allowance for loan losses is based on management’s assessment of various factors affecting the loan portfolio, including portfolio composition, delinquent and non-accrual loans, national and local business conditions and loss experience and an overall evaluation of the quality of the underlying collateral.

Changes in the allowance for loan losses during the periods indicated were as follows:

	Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)
Beginning balance	$25,335	$20,504
Provision for loan losses	829	4,479
Charge offs:
Residential real estate:
One- to four-family	(54)	(396)
Multi-family	—	(96)
Home equity lines of credit	(5)	—
Commercial real estate	(12)	—
Construction	—	(993)
Consumer	(86)	(153)

Total charge-offs	(157)	(1,638)

Recoveries:
Residential real estate:
One- to four-family	44	33
Construction	21	11
Commercial business	6	17
Consumer	53	44

Total recoveries	124	105

Net charge-offs	(33)	(1,533)

Ending balance	$26,131	$23,450

Allowance to non-accrual loans	70.08%	51.75%
Allowance to total loans outstanding	1.09%	1.16%
Net charge-offs to average loans outstanding	0.00%	0.16%

Our provision for loan losses was $829,000 for the six months ended June 30, 2014 compared to $4.5 million for the six months ended June 30, 2013. The changes in the provision for loan losses were based on management’s assessment of loan portfolio growth and composition changes, a decline in historical charge-off trends, an ongoing evaluation of credit quality and improving economic conditions. The allowance for loan losses was $26.1 million or 1.09% of total loans outstanding at June 30, 2014, compared to $23.5 million or 1.16% of total loans outstanding at June 30, 2013. The increase in the allowance for loan losses was primarily due to increases in the multi-family, construction and commercial business loan categories, as such loans have higher inherent credit risk than loans in our residential real estate loan categories. We continue to assess the adequacy of our allowance for loan losses in accordance with established policies.

The following tables set forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	June 30, 2014			December 31, 2013
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$1,913	7.3%	18.9%	$1,991	7.9%	19.8%
Multi-family	3,346	12.9	15.3	2,419	9.5	12.6
Home equity lines of credit	105	0.4	2.1	155	0.6	2.4
Commercial real estate	11,981	45.8	42.6	12,831	50.6	45.0
Construction	4,512	17.3	9.1	4,374	17.3	9.1

Total real estate loans	21,857	83.7	88.0	21,770	85.9	88.9
Commercial business loans	4,185	16.0	11.7	3,433	13.6	10.8
Consumer	89	0.3	0.3	132	0.5	0.3

Total loans	$26,131	100.0%	100.0%	$25,335	100.0%	100.0%

The allowance consists of general and allocated components. The general component relates to pools of non-impaired loans and is based on historical loss experience adjusted for qualitative factors. The allocated component relates to loans that are classified as impaired, whereby an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.

We had impaired loans totaling $30.1 million and $33.5 million as of June 30, 2014 and December 31, 2013, respectively. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. At June 30, 2014, impaired loans totaling $4.7 million had a valuation allowance of $421,000. Impaired loans totaling $3.6 million had a valuation allowance of $376,000 at December 31, 2013. Our average investment in impaired loans was $33.7 million and $39.0 million for the six months ended June 30, 2014 and 2013, respectively.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment based on payment status. Accordingly, we do not separately identify individual one- to four-family residential and consumer loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring. We periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a TDR. All TDRs are initially classified as impaired.

We review residential and commercial loans for impairment based on the fair value of collateral, if collateral-dependent, or the present value of expected cash flows. Management has reviewed the collateral value for all impaired and non-accrual loans as of June 30, 2014 and considered any probable loss in determining the allowance for loan losses.

For residential loans measured for impairment based on the collateral value, we will do the following:

•	When a loan becomes seriously delinquent, generally 60 days past due, we obtain third-party appraisals that are generally the basis for charge-offs when a loss is indicated, prior to the foreclosure sale, but usually no later than when such loans are 180 days past due. We generally are able to complete the foreclosure process within six to nine months from receipt of the third-party appraisal.

•	We make adjustments to appraisals based on updated economic information, if necessary, prior to the foreclosure sale. We review current market factors to determine whether, in management’s opinion, downward adjustments to the most recent appraised values may be warranted. If so, we use our best estimate to apply an estimated discount rate to the appraised values to reflect current market factors.

•	Appraisals we receive are based on comparable property sales.

For commercial loans measured for impairment based on the collateral value, we will do the following:

•	We obtain a third party appraisal at the time a loan is deemed to be in a workout situation and there is no indication that the loan will return to performing status, generally when the loan is 90 days or more past due. One or more updated third party appraisals are obtained prior to foreclosure depending on the foreclosure timeline. In general we order new appraisals annually on loans in the process of foreclosure.

•	We make downward adjustments to appraisals when conditions warrant. Adjustments are made by applying a discount to the appraised value based on occupancy, recent changes in condition to the property and certain other factors. Adjustments are also made to appraisals for construction projects involving residential properties based on recent sales of units. Losses are recognized if the appraised value less estimated costs to sell is less than our carrying value of the loan.

•	Appraisals we receive are generally based on a reconciliation of comparable property sales and income capitalization approaches. For loans on construction projects involving residential properties, appraisals are generally based on a discounted cash flow analysis assuming a bulk sale to a single buyer.

Loans that are partially charged off generally remain on non-accrual status until foreclosure or such time that they are performing in accordance with the terms of the loan and have a sustained payment history of at least six months. The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. Loan losses are charged against the allowance when we believe the uncollectability of a loan balance is confirmed; for collateral-dependent loans, generally when appraised values (as adjusted values, if applicable) less estimated costs to sell, are less than our carrying values.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles in the United States of America, there can be no assurance that regulators, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Securities Portfolio. At June 30, 2014, our securities portfolio was $182.8 million, or 6.0% of total assets. At that date, 36.8% of the securities portfolio, or $67.3 million, was invested in corporate bonds. The amortized cost and fair value of corporate bonds in the financial services sector was $48.7 million, and $49.5 million, respectively. The remainder of the corporate bond portfolio includes companies from a variety of industries. Refer to Note 5 Securities Available for Sale in the Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding the investments held in the Company’s securities portfolio.

At June 30, 2014, we had no investments in a single company or entity, other than Government-sponsored enterprises, that had an aggregate book value in excess of 10% of our equity.

Money market mutual funds included in the marketable equity securities portfolio totaled $1.0 million at June 30, 2014 and $2.0 million at December 31, 2013.

Each reporting period, we evaluate all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”). OTTI is required to be recognized if (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes.

At June 30, 2014, unrealized losses in our debt portfolio ranged from 0% to 3.5% of amortized cost, and unrealized losses in our equity portfolio ranged from 0% to 15.6% of cost. As of June 30, 2014, the net unrealized gain on the total debt securities portfolio was $1.5 million. The most significant market valuation decrease related to any one debt security within the portfolio at June 30, 2014 is $70,000. We have no indication that the issuer will be unable to continue to service the obligations, and management does not intend to sell, and more likely than not will not be required to sell, such bond before the earlier of recovery or maturity. As a result, management considers the decline in market value to be temporary. No other debt securities had a market value decline greater than 3.1% of amortized cost.

As of June 30, 2014 the net unrealized gain on the total marketable equity securities portfolio was $8.1 million. The most significant market valuation decrease related to any one equity security within the portfolio at June 30, 2014 is $103,000. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe the decline in market value is other than temporary, and we have the ability and intent to hold these investments until a recovery of fair value. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame.

Deposits. Deposits are a major source of our funds for lending and other investment purposes. Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Our deposit base is comprised of demand, NOW, money market, regular savings and other deposits, and certificates of deposit. We consider demand, NOW, money market, and regular savings and other deposits to be core deposits. Total deposits increased $315.7 million, or 14.0%, to $2.564 billion at June 30, 2014 from $2.249 billion at December 31, 2013. Our continuing focus on the acquisition and expansion of core deposit relationships resulted in net growth in those non-term deposits, excluding the $206.9 million of stock subscription deposits, of $103.2 million, or 6.6%, to $1.676 billion at June 30, 2014, or 71.1% of total deposits at that date. For further information about our deposits, refer to Note 7 Deposits in Notes to the Unaudited Consolidated Financial Statements within this report.

The following table sets forth the average balances of deposits for the periods indicated.

	Six Months Ended June 30,
	2014			2013
	Average Balance	Average Rate	Percent of Total Deposits	Average Balance	Average Rate	Percent of Total Deposits
	(Dollars in thousands)
Demand deposits	$275,550	—%	18.8%	$210,014	—%	11.0%
NOW deposits	226,714	0.56	9.8	176,455	0.52	9.4
Money market deposits	853,773	0.88	34.2	638,532	0.90	33.5
Regular savings and other deposits	264,841	0.26	10.6	249,878	0.26	12.5
Certificates of deposit	678,315	1.22	26.6	667,973	1.35	33.6

Total	$2,299,193	0.77%	100.0%	$1,942,852	0.84%	100.0%

Borrowings. We use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for loans and investments. In addition, we may also purchase federal funds from local banking institutions as an additional short-term funding source for the Bank. Total borrowings increased $49.4 million, or 30.5%, to $211.3 million at June 30, 2014 from $161.9 million at December 31, 2013, reflecting new advances with the Federal Home Loan Bank of Boston totaling $55.0 million with terms of one to three years and fixed interest rates of 0.33% to 0.99% during the six months ended June 30, 2014. At June 30, 2014 and December 31, 2013, Federal Home Loan Bank of Boston advances totaled $211.3 million and $161.9 million, respectively, with a weighted average rate of 1.25% and 1.48%, respectively. At June 30, 2014, we also had an available line of credit of $9.4 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily, none of which was outstanding at that date. For further information about our borrowings, refer to Note 8 Borrowings in Notes to the Unaudited Consolidated Financial Statements within this report.

Information relating to borrowings, including the federal funds purchased, is detailed in the following table.

	Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)
Balance outstanding at end of period	$211,340	$188,576
Average amount outstanding during the period	$194,221	$182,071
Weighted average interest rate during the period	1.32%	1.81%
Maximum outstanding at any month end	$211,340	$188,576
Weighted average interest rate at end of period	1.25%	1.87%

Stockholders’ Equity. Total stockholders’ equity increased $12.7 million, or 5.1%, to $261.9 million at June 30, 2014, from $249.2 million at December 31, 2013. The increase was due primarily to $10.3 million in net income and $1.4 million in accumulated other comprehensive income reflecting an increase in the fair value of available for sale securities. Stockholders’ equity to assets was 8.57% at June 30, 2014, compared to 9.29% at December 31, 2013. Book value per share increased to $11.78 at June 30, 2014 from $11.21 at December 31, 2013. Tangible book value per share increased to $11.17 at June 30, 2014 from $10.60 at December 31, 2013. At June 30, 2014, the Company and the Bank continued to exceed all regulatory capital requirements. For further information regarding regulatory capital requirements and the actual capital amounts and ratios for the Bank and the Company, refer to “Capital Management.”

Average Balance Sheets and Related Yields and Rates. The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of the tables, average balances have been calculated using daily average balances, and non-accrual loans are included in average balances but are not deemed material. Loan fees are included in interest income on loans but are not material.

	Three Months Ended June 30,
	2014			2013
	Average Balance	Interest (1)	Yield/ Cost (1)(2)	Average Balance	Interest (1)	Yield/ Cost (1)(2)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (3)	$2,364,971	$25,734	4.36%	$1,937,574	$22,035	4.56%
Securities and certificates of deposits	183,100	1,212	2.66	232,794	1,584	2.73
Other interest-earning assets (4)	147,456	138	0.38	154,113	101	0.26

Total interest-earning assets	2,695,527	27,084	4.03	2,324,481	23,720	4.09

Noninterest-earning assets	116,468			116,638

Total assets	$2,811,995			$2,441,119

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$236,524	332	0.56	$177,170	228	0.52
Money market deposits	855,929	1,887	0.88	660,024	1,489	0.90
Regular savings and other deposits	267,270	174	0.26	252,868	166	0.26
Certificates of deposit	677,827	2,014	1.19	686,854	2,258	1.32

Total interest-bearing deposits	2,037,550	4,407	0.87	1,776,916	4,141	0.93
Borrowings	204,460	655	1.28	187,082	795	1.70

Total interest-bearing liabilities	2,242,010	5,062	0.91	1,963,998	4,936	1.01

Noninterest-bearing demand deposits	293,776			219,757
Other noninterest-bearing liabilities	17,799			16,889

Total liabilities	2,553,585			2,200,644
Total stockholders’ equity	258,410			240,475

Total liabilities and stockholders’ equity	$2,811,995			$2,441,119

Net interest-earning assets	$453,517			$360,483

Fully tax-equivalent net interest income		22,022			18,784
Less: tax-equivalent adjustments		(783)			(465)

Net interest income		$21,239			$18,319

Interest rate spread (1)(5)			3.12%			3.08%
Net interest margin (1)(6)			3.28%			3.24%
Average interest-earning assets to average interest-bearing liabilities	120.23%			118.35%

Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$2,331,326	$4,407	0.76%	$1,996,673	$4,141	0.83%
Total deposits and borrowings, including noninterest-bearing demand deposits	$2,535,786	$5,062	0.80%	$2,183,755	$4,936	0.91%

(footnotes begin on following page)

(footnotes from previous page)

(1)	Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, resulting yields, and interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the three months ended June 30, 2014 and 2013, yields on loans before tax-equivalent adjustments were 4.26% and 4.50%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 2.30% and 2.45%, respectively, and yield on total interest-earning assets before tax-equivalent adjustments were 3.91% and 4.01%, respectively. Interest rate spread before tax-equivalent adjustments for the three months ended June 30, 2014 and 2013 was 3.00% and 3.00%, respectively, while net interest margin before tax-equivalent adjustments for the three months ended June 30, 2014 and 2013 was 3.16% and 3.16%, respectively.
(2)	Annualized.
(3)	Loans on non-accrual status are included in average balances.
(4)	Includes Federal Home Loan Bank stock and associated dividends.
(5)	Interest rate spread represents the difference between the tax-equivalent yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income (tax-equivalent basis) divided by average interest-earning assets.

	Six Months Ended June 30,
	2014			2013
	Average Balance	Interest (1)	Yield/ Cost (1)(2)	Average Balance	Interest (1)	Yield/ Cost (1)(2)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (3)	$2,339,074	$50,763	4.38%	$1,883,894	$43,085	4.61%
Securities and certificates of deposits	189,151	2,452	2.61	242,655	3,297	2.74
Other interest-earning assets (4)	124,706	228	0.37	135,247	165	0.25

Total interest-earning assets	2,652,931	53,443	4.06	2,261,796	46,547	4.15

Noninterest-earning assets	113,970			119,128

Total assets	$2,766,901			$2,380,924

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$226,714	633	0.56	$176,455	459	0.52
Money market deposits	853,773	3,744	0.88	638,532	2,844	0.90
Regular savings and other deposits	264,841	342	0.26	249,878	327	0.26
Certificates of deposit	678,315	4,093	1.22	667,973	4,459	1.35

Total interest-bearing deposits	2,023,643	8,812	0.88	1,732,838	8,089	0.94
Borrowings	194,221	1,276	1.32	182,071	1,637	1.81

Total interest-bearing liabilities	2,217,864	10,088	0.92	1,914,909	9,726	1.02

Noninterest-bearing demand deposits	275,550			210,014
Other noninterest-bearing liabilities	18,609			17,821

Total liabilities	2,512,023			2,142,744
Total stockholders’ equity	254,878			238,180

Total liabilities and stockholders’ equity	$2,766,901			$2,380,924

Net interest-earning assets	$435,067			$346,887

Fully tax-equivalent net interest income		43,355			36,821
Less: tax-equivalent adjustments		(1,514)			(876)

Net interest income		$41,841			$35,945

Interest rate spread (1)(5)			3.14%			3.13%
Net interest margin (1)(6)			3.30%			3.28%
Average interest-earning assets to average interest-bearing liabilities	119.62%			118.12%

Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$2,299,193	$8,812	0.77%	$1,942,852	$8,089	0.84%
Total deposits and borrowings, including noninterest-bearing demand deposits	$2,493,414	$10,088	0.82%	$2,124,923	$9,726	0.92%

(1)	Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, resulting yields, and interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the six months ended June 30, 2014 and 2013, yields on loans before tax-equivalent adjustments were 4.27% and 4.55%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 2.30% and 2.48%, respectively, and yield on total interest-earning assets before tax-equivalent adjustments were 3.95% and 4.07%, respectively. Interest rate spread before tax-equivalent adjustments for the six months ended June 30, 2014 and 2013 was 3.03% and 3.05%, respectively, while net interest margin before tax-equivalent adjustments for the six months ended June 30, 2014 and 2013 was 3.18% and 3.20%, respectively.
(2)	Annualized.
(3)	Loans on non-accrual status are included in average balances.
(4)	Includes Federal Home Loan Bank stock and associated dividends.
(5)	Interest rate spread represents the difference between the tax-equivalent yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income (tax-equivalent basis) divided by average interest-earning assets.

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our fully tax-equivalent net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume.

	Three Months Ended June 30, 2014 Compared to 2013 Increase (Decrease) Due to			Six Months Ended June 30, 2014 Compared to 2013 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest Income:
Loans	$4,685	$(986)	$3,699	$9,971	$(2,293)	$7,678
Securities and certificates of deposits	(330)	(42)	(372)	(699)	(146)	(845)
Other interest-earning assets	(5)	42	37	(14)	77	63

Total	4,350	(986)	3,364	9,258	(2,362)	6,896
Interest Expense:
Deposits	494	(228)	266	1,171	(448)	723
Borrowings	69	(209)	(140)	103	(464)	(361)

Total	563	(437)	126	1,274	(912)	362

Change in fully tax-equivalent net interest income	$3,787	$(549)	$3,238	$7,984	$(1,450)	$6,534

Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013

Net Income. Our primary source of income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. A secondary source of income is non-interest income, which includes revenue that we receive from providing products and services. The majority of our non-interest income generally comes from customer service fees, loan fees, bank-owned life insurance, mortgage banking gains and gains on sales of securities.

Net income information is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(Dollars in thousands)
Net interest income	$21,239	$18,319	$2,920	15.9%	$41,841	$35,945	$5,896	16.4%
Provision for loan losses	696	3,219	(2,523)	(78.4)	829	4,479	(3,650)	(81.5)
Non-interest income	4,037	4,720	(683)	(14.5)	8,021	9,081	(1,060)	(11.7)
Non-interest expenses	16,281	15,595	686	4.4	33,702	31,887	1,815	5.7
Net income	5,504	3,025	2,479	82.0	10,275	6,093	4,182	68.6
Return on average assets	0.78%	0.50%	0.28	56.0	0.74%	0.51%	0.23	45.9
Return on average equity	8.52%	5.03%	3.49	69.4	8.06%	5.12%	2.95	57.7

Net Interest Income. Net interest income increased $2.9 million, or 15.9%, to $21.2 million for the quarter ended June 30, 2014 from $18.3 million for the quarter ended June 30, 2013. The net interest rate spread and net interest margin were 3.00% and 3.16% for both quarters ended June 30, 2014 and June 30, 2013. For the six months ended June 30, 2014, net interest income increased $5.9 million, or 16.4%, to $41.8 million from $35.9 million for the six months ended June 30, 2013. The net interest rate spread and net interest margin were 3.03% and 3.18%, respectively, for the six months ended June 30, 2014 compared to 3.05% and 3.20%, respectively, for the six months ended June 30, 2013. The increases in net interest income were due primarily to loan growth along with declines in the cost of funds, partially offset by declines in yields on interest-earning assets and deposit growth for the second quarter and six months ended June 30, 2014 compared to the same periods in 2013.

The average balance of the Company’s loan portfolio increased $427.4 million, or 22.1%, to $2.365 billion, which was partially offset by the decline in the yield on loans of 24 basis points to 4.26% for the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013. For the six months ended June 30, 2014, the average balance of the loan portfolio increased $455.2 million, or 24.2%, to $2.339 billion, which was partially offset by the decrease in the yield on loans of 28 basis points to 4.27% compared to the six months ended June 30, 2013.

The Company’s cost of total deposits declined seven basis points to 0.76%, which was partially offset by the increase in the average balance of total deposits of $334.7 million, or 16.8%, to $2.331 billion for the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013. For the six months ended June 30, 2014, the cost of total deposits declined seven basis points to 0.77%, which was partially offset by the increase in the average balance of total deposits of $356.3 million, or 18.3%, to $2.299 billion compared to the six months ended June 30, 2013.

The Company’s yield on interest-earning assets declined 10 basis points to 3.91% for the quarter ended June 30, 2014 compared to 4.01% for the quarter ended June 30, 2013, while the cost of funds declined 11 basis points to 0.80% for the quarter ended June 30, 2014 compared to 0.91% for the quarter ended June 30, 2013. For the six months ended June 30, 2014, the yield on interest-earning assets declined by 12 basis points to 3.95% compared to 4.07% for the six months ended June 30, 2013, while the cost of funds declined by 10 basis points to 0.82% for the six months ended June 30, 2014 compared to 0.92% for the six months ended June 30, 2013.

Provision for Loan Losses. Our provision for loan losses was $696,000 for the three months ended June 30, 2014 compared to $3.2 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, the provision for loan losses was $829,000 compared to $4.5 million for the six months ended June 30, 2013. For further discussion of the changes in the provision and allowance for loan losses, refer to “Asset Quality—Allowance for Loan Losses.”

Non-Interest Income. Non-interest income information is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(Dollars in thousands)
Customer service fees	$1,860	$1,776	$84	4.7%	$3,659	$3,362	$297	8.8%
Loan fees	106	108	(2)	(1.9)	319	164	155	94.5
Mortgage banking gains, net	267	403	(136)	(33.7)	387	558	(171)	(30.6)
Gain on sales of securities, net	1,505	2,128	(623)	(29.3)	3,065	4,401	(1,336)	(30.4)
Income from bank-owned life insurance	293	296	(3)	(1.0)	574	587	(13)	(2.2)
Other income	6	9	(3)	(33.3)	17	9	8	88.9

Total non-interest income	$4,037	$4,720	$(683)	(14.5)%	$8,021	$9,081	$(1,060)	(11.7)%

Non-interest income decreased $683,000, or 14.5%, to $4.0 million for the quarter ended June 30, 2014 from $4.7 million for the quarter ended June 30, 2013, primarily due to decreases of $623,000 in gain on sales of securities, net and $136,000 in mortgage banking gains, net partially offset by an increase of $84,000 in customer service fees. For the six months ended June 30, 2014, non-interest income decreased $1.1 million, or 11.7%, to $8.0 million from $9.1 million for the six months ended June 30, 2013, primarily due to decreases of $1.3 million in gain on sales of securities, net and $171,000 in mortgage banking gains, net partially offset by increases of $297,000 in customer service fees and $155,000 in loan fees.

Non-Interest Expense. Non-interest expense information is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$10,017	$9,476	$541	5.7%	$20,818	$19,551	$1,267	6.5%
Occupancy and equipment	2,216	2,086	130	6.2	4,777	4,420	357	8.1
Data processing	909	1,079	(170)	(15.8)	2,070	2,070	—	—
Marketing and advertising	688	812	(124)	(15.3)	1,495	1,503	(8)	(0.5)
Professional services	659	537	122	22.7	1,300	1,138	162	14.2
Foreclosed real estate	199	86	113	131.4	210	192	18	9.4
Deposit insurance	531	522	9	1.7	1,082	997	85	8.5
Other general and administrative	1,062	997	65	6.5	1,950	2,016	(66)	(3.3)

Total non-interest expenses	$16,281	$15,595	$686	4.4%	$33,702	$31,887	$1,815	5.7%

Non-interest expenses increased $686,000, or 4.4%, to $16.3 million for the quarter ended June 30, 2014 from $15.6 million for the quarter ended June 30, 2013, primarily due to increases of $541,000 in salaries and employee benefits, $130,000 in occupancy and equipment, $122,000 in professional services and $113,000 in foreclosed real estate, partially offset by decreases of $170,000 in data processing and $124,000 in marketing and advertising. For the six months ended June 30, 2014, non-interest expenses increased $1.8 million, or 5.7%, to $33.7 million from $31.9 million for the six months ended June 30, 2013, primarily due to increases of $1.3 million in salaries and employee benefits, $357,000 in occupancy and equipment and $162,000 in professional services. The increases in salaries and employee benefits and occupancy and equipment expenses were primarily associated with the opening of three new branches in 2013 and costs associated with the expansion of residential and commercial lending capacity. The Company’s efficiency ratio was 68.49% for the quarter ended June 30, 2014 compared to 74.58% for the quarter ended June 30, 2013. For the six months ended June 30, 2014, the efficiency ratio was 72.02% compared to 78.49% for the six months ended June 30, 2013.

Income Tax Provision. We recorded a provision for income taxes of $2.8 million for the quarter ended June 30, 2014, reflecting an effective tax rate of 33.7%, compared to $1.2 million, or 28.4%, for the quarter ended June 30, 2013. For the six months ended June 30, 2014, the provision for income taxes was $5.1 million, reflecting an effective tax rate of 33.0%, compared to $2.6 million, or 29.6%, for the six months ended June 30, 2013. The change in the effective tax rate was primarily due to changes in the components of pre-tax income.

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities of and payments on investment securities and borrowings from the Federal Home Loan Bank of Boston. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2014, cash and due from banks totaled $367.8 million, including $206.9 million of stock subscription deposits received in connection with the second step conversion. In addition, at June 30, 2014, we had $178.1 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $9.4 million line of credit. On June 30, 2014, we had $211.3 million of advances outstanding.

A significant use of our liquidity is the funding of loan originations. At June 30, 2014, we had total loan commitments outstanding of $713.8 million. Historically, many of the commitments expire without being fully drawn; therefore the total amount of commitments does not necessarily represent future cash requirements.

Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of June 30, 2014 totaled $452.9 million, or 66.5% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts and Federal Home Loan Bank advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

We have a contract with our core data processing provider through December 2017, with a related outstanding commitment of $7.8 million as of June 30, 2014 and with total annual payments of $2.2 million.

Capital Management. Both the Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2014, both the Company and the Bank exceeded all of their respective regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

The Company’s and the Bank’s actual capital amounts and ratios follow:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2014
Total Capital (to Risk Weighted Assets):
Company	$272,475	10.8%	$202,751	8.0%	N/A	N/A
Bank	258,979	10.2	202,491	8.0	$253,113	10.0%

Tier 1 Capital (to Risk Weighted Assets):
Company	242,700	9.6	101,376	4.0	N/A	N/A
Bank	229,204	9.1	101,245	4.0	151,868	6.0

Tier 1 Capital (to Average Assets):
Company	242,700	8.7	111,748	4.0	N/A	N/A
Bank	229,204	8.2	111,613	4.0	139,516	5.0

December 31, 2013
Total Capital (to Risk Weighted Assets):
Company	$259,577	10.8%	$192,797	8.0%	N/A	N/A
Bank	246,100	10.2	192,511	8.0	$240,639	10.0%

Tier 1 Capital (to Risk Weighted Assets):
Company	231,342	9.6	96,398	4.0	N/A	N/A
Bank	217,865	9.1	96,256	4.0	144,383	6.0

Tier 1 Capital (to Average Assets):
Company	231,342	8.7	105,999	4.0	N/A	N/A
Bank	217,865	8.2	105,702	4.0	132,127	5.0

A reconciliation of the Company’s and Bank’s stockholders’ equity to regulatory capital follows:

	June 30, 2014		December 31, 2013
	Consolidated	Bank	Consolidated	Bank
	(In thousands)
Total stockholders’ equity per financial statements	$261,935	$248,439	$249,205	$235,728
Adjustments to Tier 1 capital:
Accumulated other comprehensive income	(5,485)	(5,485)	(4,104)	(4,104)
Goodwill disallowed	(13,687)	(13,687)	(13,687)	(13,687)
Servicing assets disallowed	(63)	(63)	(72)	(72)

Total Tier 1 capital	242,700	229,204	231,342	217,865

Adjustments to total capital:
Allowance for loan losses	26,131	26,131	25,335	25,335
45% of net unrealized gains on marketable equity securities	3,644	3,644	2,900	2,900

Total regulatory capital	$272,475	$258,979	$259,577	$246,100

We may use capital management tools such as cash dividends and common share repurchases. Pursuant to Federal Reserve Board approval conditions imposed in connection with the formation of the Company, we have committed (i) to seek the Federal Reserve Board’s prior approval before repurchasing any equity securities from Meridian and (ii) that any repurchases of equity securities from stockholders other than Meridian will be at the current market price for such stock repurchases. We are also subject to the Federal Reserve Board’s notice provisions for stock repurchases.

As of June 30, 2014, we had repurchased 287,652 shares of our stock at an average price of $14.68 per share, or 31.8% of the 904,224 shares authorized for repurchase under our fourth repurchase program as adopted during 2011. We have repurchased 1,691,580 shares at an average price of $10.89 per share since December 2008. We terminated the repurchase program in connection with Meridian’s adoption of the Plan of Conversion.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles in the United States of America are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.

For the six months ended June 30, 2014, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk Management. Our earnings and the market value of our assets and liabilities are subject to fluctuations caused by changes in the level of interest rates. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: originating loans with adjustable interest rates; selling the residential real estate fixed-rate loans with terms greater than 10 years that we originate; promoting core deposit products; and adjusting the interest rates and maturities of funding sources, as necessary.

We have an Asset/Liability Management Committee to coordinate all aspects of asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Net Interest Income Simulation Analysis. We analyze our interest rate sensitivity position to manage the risk associated with interest rate movements through the use of interest income simulation. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest sensitive.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.

Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income. Interest income simulations are completed quarterly and presented to the Asset/Liability Committee and the Board of Directors. The simulations provide an estimate of the impact of changes in interest rates on net interest income under a range of assumptions. The numerous assumptions used in the simulation process are reviewed by the Asset/Liability Committee and the Executive Committee on a quarterly basis. Changes to these assumptions can significantly affect the results of the simulation. The simulation incorporates assumptions regarding the potential timing in the repricing of certain assets and liabilities when market rates change and the changes in spreads between different market rates. The simulation analysis incorporates management’s current assessment of the risk that pricing margins will change adversely over time due to competition or other factors.

Simulation analysis is only an estimate of our interest rate risk exposure at a particular point in time. We continually review the potential effect changes in interest rates could have on the repayment of rate sensitive assets and funding requirements of rate sensitive liabilities.

The simulation uses projected repricing of assets and liabilities on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rates can have a significant impact on interest income simulation. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

The following table reflects changes in estimated net interest income for the Bank due to immediate non-parallel changes in interest rates at July 1, 2014 through June 30, 2015.

Increase (Decrease) in Market Interest Rates	Net Interest Income
	Amount	Change	Percent
	(Dollars in Thousands)
300	$82,404	$(1,999)	(2.37)%
Flat	84,403
-100	84,621	218	0.26

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures Meridian Bancorp, Inc.’s management, including Meridian Bancorp, Inc.’s principal executive officer and principal financial officer, have evaluated the effectiveness of Meridian Bancorp, Inc.’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, Meridian Bancorp, Inc.’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that Meridian Bancorp, Inc. files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to Meridian Bancorp, Inc.’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls over Financial Reporting There have not been any changes in Meridian Bancorp, Inc.’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Meridian Bancorp, Inc.’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

For information regarding our risk factors, see “Risk Factors,” in the Company’s 2013 Annual Report on Form 10-K, filed with the SEC on March 17, 2014, which is available through the SEC’s website at www.sec.gov. As of June 30, 2014, our risk factors have not changed materially from those reported in the annual report. The risks described in the annual report are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a.)	Not applicable.

(b.)	Not applicable.

(c.)	The following table sets forth information with respect to any purchase made by or on behalf of the Company during the indicated periods:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2014	—	$—	—	616,572
May 1 – 31, 2014	—	$—	—	616,572
June 1 – 30, 2014	—	$—	—	616,572

Total	—	$—	—	616,572

(1)	In August 2011, the Company’s Board of Directors voted to adopt a fourth stock repurchase program of up to 10% of its outstanding common stock not held by its mutual holding company parent, or 904,224 shares of its common stock. We terminated the repurchase program in connection with Meridian’s adoption of the plan of conversion.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation of Meridian Bancorp, Inc.*****

3.2	Bylaws of Meridian Bancorp, Inc.*****

4	Form of Common Stock Certificate of Meridian Bancorp, Inc.*****

10.1	Form of East Boston Savings Bank Employee Stock Ownership Plan*

10.2	Form of East Boston Savings Bank Employee Stock Ownership Plan Trust Agreement*

10.3	East Boston Savings Bank Employee Stock Ownership Plan Loan Agreement, Pledge Agreement and Promissory Note*

10.4	Form of Amended and Restated Employment Agreement*

10.5	Form of East Boston Savings Bank Employee Severance Compensation Plan*

10.6	Form of Supplemental Executive Retirement Agreements with certain directors*

10.7	[Reserved]

10.8	[Reserved]

10.9	[Reserved]

10.10	Form of Supplemental Executive Retirement Agreement with Richard J. Gavegnano filed as an exhibit to Form 10-Q filed on May 14, 2008

10.11	Form of Employment Agreement with Richard J. Gavegnano incorporated by reference to the Form 8-K filed on January 12, 2009

10.12	[Reserved]

10.13	[Reserved]

10.14	2008 Equity Incentive Plan**

10.15	Amendment to Supplemental Executive Retirement Agreements with Certain Directors incorporated by reference to the Form 10-K/A filed on April 8, 2009

10.16	[Reserved]

10.17	Employment Agreement between Edward J. Merritt and East Boston Savings Bank***

10.18	Supplemental Executive Retirement Agreement between East Boston Savings Bank and Edward J. Merritt***

10.19	Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank***

10.20	First Amendment to Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank***

10.21	Change in Control Agreement between Mark Abbate and East Boston Savings Bank incorporated by reference to the Form 8-K filed on December 15, 2009

10.22	Incentive Compensation Plan filed as an exhibit to Form 10-K filed on March 17, 2014

10.23	Change in Control Agreement between John Migliozzi and East Boston Savings Bank incorporated by reference to the Form 8-K filed on December 18, 2013

21	Subsidiaries of Registrant*****

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements for the three and six months ended June 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Registration Statement on Form S-1 of Meridian Interstate Bancorp, Inc. (File No. 333-146373), originally filed with the Securities and Exchange Commission on September 28, 2007.
**	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting, as filed with the Securities and Exchange Commission on July 11, 2008.
***	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2010.
****	Incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on May 17, 2012.
*****	Incorporated by reference to the Registration Statement on Form S-1 of Meridian Bancorp, Inc. (File No. 333-194454), originally filed with the Securities and Exchange Commission on March 10, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN BANCORP, INC. (Registrant)

Date: August 8, 2014	By:	/s/ Richard J. Gavegnano
Richard J. Gavegnano Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2014	By:	/s/ Mark L. Abbate
Mark L. Abbate Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)