Form 10-Q
period 2014-09-30
Meridian Bancorp, Inc.
filed 2014-11-10
CIK 1600125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2014

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

At November 3, 2014, the registrant had 54,708,492 shares of common stock, par value $0.01 per share, outstanding.

MERIDIAN BANCORP, INC.

FORM 10-Q

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2014 and December 31, 2013 (Unaudited)	3

	Consolidated Statements of Net Income for the three and nine months ended September 30, 2014 and 2013 (Unaudited)	4

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013 (Unaudited)	5

	Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2014 and 2013 (Unaudited)	6

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (Unaudited)	7

	Notes to Unaudited Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	50

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	51

Item 1A.	Risk Factors	51

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3.	Defaults Upon Senior Securities	51

Item 4.	Mine Safety Disclosures	51

Item 5.	Other Information	51

Item 6.	Exhibits	52

Signatures		54

Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.9
Exhibit 10.10
Exhibit 10.13
Exhibit 10.15
Exhibit 10.16
Exhibit 21
Exhibit 31.1
Exhibit 31.2
Exhibit 32.0

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
ASSETS
Cash and due from banks	$388,273	$86,271
Securities available for sale, at fair value	168,159	201,137
Federal Home Loan Bank stock, at cost	12,725	11,907
Loans held for sale	1,996	2,363

Loans, net of fees and costs	2,508,138	2,290,735
Less allowance for loan losses	(26,739)	(25,335)

Loans, net	2,481,399	2,265,400

Bank-owned life insurance	38,314	37,446
Foreclosed real estate, net	1,806	1,390
Premises and equipment, net	38,602	39,426
Accrued interest receivable	7,003	7,127
Deferred tax asset, net	14,410	13,478
Goodwill	13,687	13,687
Other assets	2,393	2,469

Total assets	$3,168,767	$2,682,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$288,832	$255,639
Interest-bearing	2,114,586	1,992,961

Total deposits	2,403,418	2,248,600

Long-term debt	172,687	161,903
Accrued expenses and other liabilities	21,623	22,393

Total liabilities	2,597,728	2,432,896

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized and 54,702,764 shares issued at September 30, 2014; no par value, 100,000,000 shares authorized and 56,313,200 shares issued at December 31, 2013 (1)	547	—
Additional paid-in capital	411,134	99,553
Retained earnings	178,678	162,388
Accumulated other comprehensive income	3,052	4,104
Treasury stock, at cost; 1,906,865 (1) shares at December 31, 2013	—	(9,919)
Unearned compensation - ESOP, 2,995,386 and 1,419,093 (1) shares at September 30, 2014 and December 31, 2013, respectively	(21,548)	(5,796)
Unearned compensation - restricted shares, 204,049 and 254,168 (1) at September 30, 2014 and December 31, 2013, respectively	(824)	(1,125)

Total stockholders’ equity	571,039	249,205

Total liabilities and stockholders’ equity	$3,168,767	$2,682,101

(1)	Share amounts related to periods prior to the date of completion of the Conversion (July 28, 2014) have been restated to give retroactive recognition to the exchange ratio applied in the Conversion (2.4484-to-one). (See Note 1)

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (1)	2014	2013 (1)
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$26,617	$22,889	$76,164	$65,413
Interest on debt securities:
Taxable	588	944	1,963	3,107
Tax-exempt	45	53	134	159
Dividends on equity securities	357	348	1,047	1,061
Other interest and dividend income	258	86	486	251

Total interest and dividend income	27,865	24,320	79,794	69,991

Interest expense:
Interest on deposits	4,513	4,427	13,325	12,516
Interest on borrowings	632	796	1,908	2,433

Total interest expense	5,145	5,223	15,233	14,949

Net interest income	22,720	19,097	64,561	55,042
Provision for loan losses	655	151	1,484	4,630

Net interest income, after provision for loan losses	22,065	18,946	63,077	50,412

Non-interest income:
Customer service fees	1,880	1,857	5,539	5,219
Loan fees	148	185	467	349
Mortgage banking gain (loss), net	19	(102)	406	456
Gain on sales of securities, net	1,346	2,995	4,411	7,396
Income from bank-owned life insurance	294	299	868	886
Other income	—	—	17	9

Total non-interest income	3,687	5,234	11,708	14,315

Non-interest expenses:
Salaries and employee benefits	10,249	10,033	31,067	29,584
Occupancy and equipment	2,252	2,103	7,029	6,523
Data processing	1,201	1,089	3,271	3,159
Marketing and advertising	769	539	2,264	2,042
Professional services	588	453	1,888	1,591
Foreclosed real estate	(47)	(31)	163	161
Deposit insurance	515	525	1,597	1,522
Other general and administrative	1,180	876	3,130	2,892

Total non-interest expenses	16,707	15,587	50,409	47,474

Income before income taxes	9,045	8,593	24,376	17,253
Provision for income taxes	3,030	3,272	8,086	5,839

Net income	$6,015	$5,321	$16,290	$11,414

Income per share:
Basic	$0.12	$0.10	$0.31	$0.22
Diluted	$0.11	$0.10	$0.30	$0.21
Weighted average shares:
Basic	52,043,346	52,965,816	52,718,470	52,984,441
Diluted	53,156,287	53,866,034	53,801,448	53,795,975

(1)	Share and per share amounts related to periods prior to the date of completion of the Conversion (July 28, 2014) have been restated to give retroactive recognition to the exchange ratio applied in the Conversion (2.4484-to-one). (See Note 1)

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$6,015	$5,321	$16,290	$11,414

Other comprehensive loss:
Securities available for sale:
Unrealized holding gain (loss) on securities available for sale	(2,690)	2,123	2,595	4,749
Reclassification adjustment for gain realized in income (1)	(1,346)	(2,995)	(4,411)	(7,396)

Net unrealized loss	(4,036)	(872)	(1,816)	(2,647)
Tax effect	1,603	343	764	1,041

Total other comprehensive loss	(2,433)	(529)	(1,052)	(1,606)

Comprehensive income	$3,582	$4,792	$15,238	$9,808

(1)	Amounts are included in gain on sales of securities, net in the Consolidated Statements of Net Income. Provision for income tax associated with the reclassification adjustment for the three months ended September 30, 2014 and 2013 was $535,000 and $903,000 and for the nine months ended September 30, 2014 and 2013 was $1.9 million and $2.9 million, respectively.

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Shares of Common Stock Outstanding (1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned Compensation - ESOP	Unearned Compensation - Restricted Shares	Total
	(Dollars in thousands)
Nine Months Ended September 30, 2013
Balance at December 31, 2012	54,488,922	$—	$98,338	$146,959	$4,915	$(8,331)	$(6,210)	$(1,728)	$233,943
Comprehensive income	—	—	—	11,414	(1,606)	—	—	—	9,808
Purchase of treasury stock	(223,015)	—	—	—	—	(1,698)	—	—	(1,698)
ESOP shares earned (76,023 shares)	—	—	271	—	—	—	311	—	582
Restricted stock awards, net of awards surrendered	97,373	—	513	—	—	—	—	468	981
Stock options exercised	20,221	—	(72)	—	—	106	—	—	34

Balance at September 30, 2013	54,383,501	$—	$99,050	$158,373	$3,309	$(9,923)	$(5,899)	$(1,260)	$243,650

Nine Months Ended September 30, 2014
Balance at December 31, 2013	54,406,335	$—	$99,553	$162,388	$4,104	$(9,919)	$(5,796)	$(1,125)	$249,205
Comprehensive income	—	—	—	16,290	(1,052)	—	—	—	15,238
ESOP shares earned (91,323 shares)	—	—	388	—	—	—	498	—	886
Restricted stock awards, net of awards surrendered	(1,861)	—	345	—	—	—	—	301	646
Excess tax benefits in connection with share-based compensation	—	—	86	—	—	—	—	—	86
Stock options exercised	29,919	—	(93)	—	—	150	—	—	57
Corporate Reorganization:
Conversion of Meridian Interstate Bancorp, Inc.	(1,356,629)	531	301,750	—	—	—	—	—	302,281
Purchase by ESOP	1,625,000	16	16,234	—	—	—	(16,250)	—	—
Treasury stock retired	—	—	(9,769)	—	—	9,769	—	—	—
Contribution of Meridian Financial Services, MHC	—	—	2,640	—	—	—	—	—	2,640

Balance at September 30, 2014	54,702,764	$547	$411,134	$178,678	$3,052	$—	$(21,548)	$(824)	$571,039

(1)	Share amounts related to periods prior to the date of completion of the Conversion (July 28, 2014) have been restated to give retroactive recognition to the exchange ratio applied in the Conversion (2.4484-to-one). (See Note 1)

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$16,290	$11,414
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of acquisition fair value adjustments	(31)	(240)
ESOP shares earned	886	582
Provision for loan losses	1,484	4,630
Accretion of net deferred loan origination costs/fees	(401)	(50)
Net accretion of securities available for sale	(20)	(6)
Capitalization of mortgage servicing rights	(28)	(97)
Amortization of mortgage servicing rights	173	248
Depreciation and amortization expense	1,794	1,706
Gain on sales of securities, net	(4,411)	(7,396)
Net loss and provision for foreclosed real estate	78	42
Deferred income tax benefit	(168)	(92)
Income from bank-owned life insurance	(868)	(886)
Share-based compensation expense	646	981
Excess tax benefits in connection with share-based compensation	(86)	—
Net changes in:
Loans held for sale	367	8,208
Accrued interest receivable	124	(140)
Other assets	(69)	(595)
Accrued expenses and other liabilities	(684)	(43)

Net cash provided by operating activities	15,076	18,266

Cash flows from investing activities:
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	36,873	31,607
Redemption of mutual funds, net	1,015	11,792
Proceeds from sales	24,311	45,826
Purchases	(26,631)	(27,088)
Loans originated, net of principal payments received	(218,822)	(331,139)
Purchases of premises and equipment	(908)	(2,293)
(Purchase) redemption of Federal Home Loan Bank stock	(818)	157
Cash received in MHC merger	2,640	—
Proceeds from sales of foreclosed real estate	1,223	1,133

Net cash used in investing activities	(181,117)	(270,005)

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	154,835	339,693
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	57,131	47,500
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(46,347)	(20,749)
Stock options exercised	57	34
Excess tax benefits in connection with share-based compensation	86	—
Net proceeds from sale of common stock	302,281	—
Purchase of treasury stock	—	(1,698)

Net cash provided by financing activities	468,043	364,780

Net change in cash and cash equivalents	302,002	113,041

Cash and cash equivalents at beginning of period	86,271	93,192

Cash and cash equivalents at end of period	$388,273	$206,233

Supplemental cash flow information:
Interest paid on deposits	$13,331	$12,503
Interest paid on borrowings	1,931	2,759
Income taxes paid, net of refunds	7,493	6,465
Non-cash investing and financing activities:
Transfers from loans to foreclosed real estate	1,717	353
Net change in amounts due to broker on security transactions	—	475

See accompanying notes to unaudited consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

Meridian Bancorp, Inc. (the “Company”) is a Maryland corporation incorporated on March 6, 2014 to be the successor to Meridian Interstate Bancorp, Inc. (“Old Meridian”) upon completion of the second step mutual-to-stock conversion (the “Conversion”) of Meridian Financial Services, Incorporated, (the “MHC”), the top tier mutual holding company of Old Meridian. Old Meridian was the former mid-tier holding company for East Boston Savings Bank (the “Bank”). Prior to completion of the Conversion, approximately 59% of the shares of common stock of Old Meridian were owned by the MHC. In conjunction with the Conversion, the MHC and Meridian Interstate Funding Corporation were merged into Old Meridian (and ceased to exist), and Old Meridian merged into the Company and the Company became its successor under the name Meridian Bancorp, Inc. The Conversion was completed July 28, 2014. The Company raised gross proceeds of $325.0 million by selling a total of 32,500,000 shares of common stock at $10.00 per share in the second step stock offering. Concurrent with the completion of the stock offering, each share of Old Meridian common stock owned by public stockholders (stockholders other than the MHC) was exchanged for 2.4484 shares of Company common stock. A total of 22,200,316 shares of Company common stock were issued in the exchange. The Conversion was accounted for as a capital raising transaction by entities under common control. The historical financial results of the MHC are immaterial to the results of the Company and therefore the net assets of the MHC have been reflected as an increase to stockholders’ equity.

As a result of the Conversion, all share and per share information has been revised to reflect the 2.4484-to-one exchange ratio. Such revised financial information presented in this Form 10-Q is derived from the consolidated financial statements of Old Meridian and its subsidiaries.

The consolidated financial statements include the accounts of the Company and all other entities in which it has a controlling financial interest. The Company owns the Bank. The Bank’s subsidiaries include Prospect, Inc., which engages in securities transactions on its own behalf, EBOSCO, LLC and Berkeley Riverbend Estates LLC, both of which hold foreclosed real estate, and East Boston Investment Services, Inc., which is authorized for third-party investment sales and is currently inactive. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the consolidated financial statements and footnotes thereto of Old Meridian included in Old Meridian’s Form 10-K for the year ended December 31, 2013 which was filed with the Securities and Exchange Commission (“SEC”) on March 17, 2014, and is available through the SEC’s website at www.sec.gov.

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

2.	RECENT ACCOUNTING PRONOUNCEMENT

In January 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (the “ASU”) No. 2014-04, Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This update is intended to reduce diversity in the application of guidance by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. Amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of this ASU was to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

3.	EARNINGS PER SHARE

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

Basic and diluted earnings per share have been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share amounts)

Net income available to common stockholders	$6,015	$5,321	$16,290	$11,414

Basic weighted average shares outstanding	52,043,346	52,965,816	52,718,470	52,984,441
Effect of dilutive stock options	1,112,941	900,218	1,082,978	811,534

Diluted weighted average shares outstanding	53,156,287	53,866,034	53,801,448	53,795,975

Earnings per share:
Basic	$0.12	$0.10	$0.31	$0.22
Diluted	$0.11	$0.10	$0.30	$0.21

Share and per share amounts related to periods prior to the date of completion of the Conversion (July 28, 2014) have been restated to give retroactive recognition to the exchange ratio applied in the Conversion (2.4484-to-one). There were no anti-dilutive options for the three and nine months ended September 30, 2014. For the three and nine months ended September 30, 2013, options for the exercise of 17,056 and 43,824, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

4.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2014
Debt securities:
Corporate bonds:
Financial services	$42,829	$715	$(37)	$43,507
Industry and manufacturing	8,927	160	—	9,087
Healthcare	4,003	57	—	4,060
Other	1,006	26	—	1,032

Total corporate bonds	56,765	958	(37)	57,686
Government-sponsored enterprises	34,552	1	(617)	33,936
Municipal bonds	5,692	198	—	5,890
Residential mortgage-backed securities:
Government-sponsored enterprises	9,475	570	(6)	10,039
Private label	1,455	89	—	1,544

Total debt securities	107,939	1,816	(660)	109,095

Marketable equity securities:
Common stocks:
Financial services	10,534	662	(166)	11,030
Industry and manufacturing	18,402	1,353	(850)	18,905
Consumer products and services	12,996	1,423	(701)	13,718
Technology	2,964	207	(12)	3,159
Healthcare	5,234	1,445	—	6,679
Other	3,441	1,143	(23)	4,561

Total common stocks	53,571	6,233	(1,752)	58,052
Money market mutual funds	1,049	—	(37)	1,012

Total marketable equity securities	54,620	6,233	(1,789)	59,064

Total securities available for sale	$162,559	$8,049	$(2,449)	$168,159

December 31, 2013
Debt securities:
Corporate bonds:
Financial services	$58,166	$1,148	$(66)	$59,248
Industry and manufacturing	13,893	264	(16)	14,141
Consumer products and services	7,234	32	—	7,266
Technology	2,503	18	—	2,521
Healthcare	9,009	149	—	9,158
Other	1,011	43	—	1,054

Total corporate bonds	91,816	1,654	(82)	93,388
Government-sponsored enterprises	34,562	3	(1,417)	33,148
Municipal bonds	5,721	137	—	5,858
Residential mortgage-backed securities:
Government-sponsored enterprises	11,138	592	—	11,730
Private label	1,578	86	—	1,664

Total debt securities	144,815	2,472	(1,499)	145,788

Marketable equity securities:
Common stocks:
Financial services	6,909	614	—	7,523
Industry and manufacturing	18,092	2,413	(58)	20,447
Consumer products and services	9,909	1,530	(3)	11,436
Technology	3,442	132	(66)	3,508
Healthcare	5,048	1,115	—	6,163
Other	3,441	807	—	4,248

Total common stocks	46,841	6,611	(127)	53,325
Money market mutual funds	2,065	—	(41)	2,024

Total marketable equity securities	48,906	6,611	(168)	55,349

Total securities available for sale	$193,721	$9,083	$(1,667)	$201,137

At September 30, 2014, securities with an amortized cost of $23.3 million and $1.8 million, respectively, were pledged as collateral for Federal Home Loan Bank of Boston borrowings and Federal Reserve Bank discount window borrowings.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2014 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	One Year or Less		After One Year Through Five Years		After Five Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Corporate bonds:
Financial services	$15,491	$15,664	$27,338	$27,843	$—	$—	$42,829	$43,507
Industry and manufacturing	3,000	3,008	5,927	6,079	—	—	8,927	9,087
Healthcare	4,003	4,060	—	—	—	—	4,003	4,060
Other	1,006	1,032	—	—	—	—	1,006	1,032

Total corporate bonds	23,500	23,764	33,265	33,922	—	—	56,765	57,686
Government-sponsored enterprises	51	53	11,500	11,404	23,001	22,479	34,552	33,936
Municipal bonds	250	250	5,442	5,640	—	—	5,692	5,890
Residential mortgage-backed securities:
Government-sponsored enterprises	1	1	—	—	9,474	10,038	9,475	10,039
Private label	—	—	—	—	1,455	1,544	1,455	1,544

Total	$23,802	$24,068	$50,207	$50,966	$33,930	$34,061	$107,939	$109,095

For the three months ended September 30, 2014 and 2013, proceeds from sales of securities available for sale amounted to $9.5 million and $18.1 million, respectively. During the 2014 and 2013 periods, gross gains of $1.3 million and $3.0 million and gross losses of $11,000 and $0, respectively, were realized on those sales. For the nine months ended September 30, 2014 and 2013, proceeds from sales of securities available for sale amounted to $24.3 million and $45.8 million, respectively. During the 2014 and 2013 periods, gross gains of $4.4 million and $7.4 million and gross losses of $11,000 and $10,000, respectively, were realized on those sales.

Information pertaining to securities available for sale as of September 30, 2014 and December 31, 2013, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2014
Debt securities:
Corporate bonds - financial services	$—	$—	$37	$1,463
Government-sponsored enterprises	—	—	617	33,884
Residential mortgage-backed securities:
Government-sponsored enterprises	6	224	—	—

Total debt securities	6	224	654	35,347

Marketable equity securities:
Common stocks:
Financial services	166	4,036	—	—
Industry and manufacturing	850	5,989	—	—
Consumer products and services	701	4,273	—	—
Technology	12	949	—	—
Other	23	444

Total common stocks	1,752	15,691	—	—
Money market mutual funds	—	—	37	1,012

Total marketable equity securities	1,752	15,691	37	1,012

Total temporarily impaired securities	$1,758	$15,915	$691	$36,359

	Less Than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
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

As of September 30, 2014, the net unrealized gain on the total debt securities portfolio was $1.2 million. At September 30, 2014, 29 debt securities had unrealized losses with aggregate depreciation of 1.8% from the Company’s amortized cost basis. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in the Company’s debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. The unrealized losses are primarily caused by (a) recent declines in profitability and near-term profit forecasts by industry analysts resulting from a decline in the level of business activity (b) recent downgrades by several industry analysts and (c) recent increases in interest rates. The contractual terms of these investments do not permit the issuers to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment. Because (1) the Company does not intend to sell the securities; (2) the Company does not believe it is more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis; and (3) the present value of expected cash flows is sufficient to recover the entire amortized cost basis of the securities, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2014.

As of September 30, 2014, the net unrealized gain on the total marketable equity portfolio was $4.4 million. At September 30, 2014, 35 marketable equity securities had unrealized losses with aggregate depreciation of 9.7% from the Company’s cost basis. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe the decline in market value is other than temporary, and the Company has the ability and intent to hold these investments until a recovery of fair value. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. A decline of 10% or more in the value of an acquired equity security is generally the triggering event for management to review individual securities for liquidation and/or classification as other-than-temporarily impaired. Impairment losses are recognized when management concludes that declines in the value of equity securities are other than temporary, or when they can no longer assert that they have the intent and ability to hold depreciated equity securities for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on marketable equity securities that are in excess of 25% of cost and that have been sustained for more than twelve months are generally considered other-than-temporary and charged to earnings as impairment losses, or realized through sale of the security.

5.	LOANS

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

	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$467,426	18.6%	$454,148	19.8%
Multi-family	365,033	14.6	288,172	12.6
Home equity lines of credit	49,738	2.0	54,499	2.4
Commercial real estate	1,079,707	43.0	1,032,408	45.0
Construction	226,566	9.0	208,799	9.1

Total real estate loans	2,188,470	87.2	2,038,026	88.9
Commercial business loans	312,917	12.5	247,005	10.8
Consumer	8,559	0.3	7,225	0.3

Total loans	2,509,946	100.0%	2,292,256	100.0%

Allowance for loan losses	(26,739)		(25,335)
Net deferred loan origination fees	(1,808)		(1,521)

Loans, net	$2,481,399		$2,265,400

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At September 30, 2014 and December 31, 2013, the Company was servicing loans for participants aggregating $79.7 million and $62.8 million, respectively.

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

The following is a summary of the outstanding balance of the acquired loans with evidence of credit deterioration:

	September 30, 2014	December 31, 2013
	(In thousands)
Real estate loans:
Residential real estate:
One- to four-family	$5,821	$6,494
Multi-family	828	846
Home equity lines of credit	506	509
Commercial real estate	688	720

Total real estate loans	7,843	8,569
Commercial business loans	—	78
Consumer	—	4

Outstanding principal balance	7,843	8,651
Discount	(2,004)	(2,215)

Carrying amount	$5,839	$6,436

A rollforward of accretable yield follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Beginning balance	$1,154	$903	$1,181	$1,047
Accretion	(17)	(6)	(44)	(20)
Disposals	—	(31)	—	(161)

Ending balance	$1,137	$866	$1,137	$866

An analysis of the allowance for loan losses and related information follows:

	For the Three Months Ended September 30, 2014
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
	(In thousands)
Beginning balance	$1,913	$3,346	$105	$11,981	$4,512	$4,185	$89	$—	$26,131
Provision (credit) for loan losses	(63)	(87)	(6)	557	(61)	293	22	—	655
Charge-offs	—	—	—	(36)	(71)	—	(40)	—	(147)
Recoveries	23	—	—	—	57	1	19	—	100

Ending balance	$1,873	$3,259	$99	$12,502	$4,437	$4,479	$90	$—	$26,739

	For the Three Months Ended September 30, 2013
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
	(In thousands)
Beginning balance	$1,885	$1,308	$160	$12,181	$5,247	$2,586	$83	$—	$23,450
Provision (credit) for loan losses	129	772	(7)	174	(1,358)	396	45	—	151
Charge-offs	(135)	—	—	—	(369)	—	(71)	—	(575)
Recoveries	88	—	—	—	537	4	24	—	653

Ending balance	$1,967	$2,080	$153	$12,355	$4,057	$2,986	$81	$—	$23,679

	For the Nine Months Ended September 30, 2014
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
	(In thousands)
Beginning balance	$1,991	$2,419	$155	$12,831	$4,374	$3,433	$132	$—	$25,335
Provision (credit) for loan losses	(131)	840	(51)	(281)	56	1,039	12	—	1,484
Charge-offs	(54)	—	(5)	(48)	(71)	—	(126)	—	(304)
Recoveries	67	—	—	—	78	7	72	—	224

Ending balance	$1,873	$3,259	$99	$12,502	$4,437	$4,479	$90	$—	$26,739

	For the Nine Months Ended September 30, 2013
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
	(In thousands)
Beginning balance	$2,507	$1,431	$226	$10,405	$3,656	$2,174	$105	$—	$20,504
Provision (credit) for loan losses	(130)	745	(73)	1,950	1,215	791	132	—	4,630
Charge-offs	(531)	(96)	—	—	(1,362)	—	(224)	—	(2,213)
Recoveries	121	—	—	—	548	21	68	—	758

Ending balance	$1,967	$2,080	$153	$12,355	$4,057	$2,986	$81	$—	$23,679

	At September 30, 2014
	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
	(In thousands)
Amount of allowance for loan losses for impaired loans	$67	$171	$—	$68	$31	$84	$—	$—	$421
Amount of allowance for loan losses for non-impaired loans	1,806	3,088	99	12,434	4,406	4,395	90	—	26,318

	$1,873	$3,259	$99	$12,502	$4,437	$4,479	$90	$—	$26,739

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$29	$—	$—	$—	$—	$—	$—	$—	$29

Impaired loans	$3,957	$1,453	$20	$13,532	$8,477	$1,073	$—		$28,512
Non-impaired loans	463,469	363,580	49,718	1,066,175	218,089	311,844	8,559		2,481,434

	$467,426	$365,033	$49,738	$1,079,707	$226,566	$312,917	$8,559		$2,509,946

	At December 31, 2013
	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial business	Consumer	Unallocated	Total
	(In thousands)
Amount of allowance for loan losses for impaired loans	$132	$—	$—	$190	$54	$—	$—	$—	$376
Amount of allowance for loan losses for non-impaired loans	1,859	2,419	155	12,641	4,320	3,433	132	—	24,959

	$1,991	$2,419	$155	$12,831	$4,374	$3,433	$132	$—	$25,335

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$44	$—	$—	$12	$—	$—	$—	$—	$56

Impaired loans	$4,089	$4,002	$21	$10,820	$13,308	$1,232	$—		$33,472
Non-impaired loans	450,059	284,170	54,478	1,021,588	195,491	245,773	7,225		2,258,784

	$454,148	$288,172	$54,499	$1,032,408	$208,799	$247,005	$7,225		$2,292,256

The following table provides information about the Company’s past due and non-accrual loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
September 30, 2014
Real estate loans:
Residential real estate:
One- to four-family	$4,576	$818	$4,457	$9,851	$14,327
Home equity lines of credit	1,608	117	370	2,095	2,397
Commercial real estate	53	465	2,378	2,896	3,382
Construction	—	—	6,063	6,063	7,132

Total real estate loans	6,237	1,400	13,268	20,905	27,238
Commercial business loans	15	60	846	921	883
Consumer	566	334	—	900	—

Total	$6,818	$1,794	$14,114	$22,726	$28,121

December 31, 2013
Real estate loans:
Residential real estate:
One- to four-family	$6,203	$1,185	$6,714	$14,102	$17,622
Multi-family	75	—	85	160	—
Home equity lines of credit	2,504	178	744	3,426	2,689
Commercial real estate	314	—	2,742	3,056	8,972
Construction	497	—	11,297	11,794	11,298

Total real estate loans	9,593	1,363	21,582	32,538	40,581
Commercial business loans	284	50	852	1,186	949
Consumer	461	282	—	743	—

Total	$10,338	$1,695	$22,434	$34,467	$41,530

At September 30, 2014 and December 31, 2013, the Company did not have any accruing loans past due 90 days or more. Delinquent loans at September 30, 2014 and December 31, 2013 included $1.2 million and $1.3 million, respectively, of loans acquired with evidence of credit deterioration. At September 30, 2014 and December 31, 2013, non-accrual loans included $724,000 and $1.2 million, respectively, of loans acquired with evidence of credit deterioration.

The following tables provide information with respect to the Company’s impaired loans:

	September 30, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
One- to four-family	$3,233	$3,656		$2,399	$2,699
Multi-family	—	—		4,002	4,002
Home equity lines of credit	20	20		21	21
Commercial real estate	11,259	11,271		9,327	10,014
Construction	7,986	8,666		12,930	15,926
Commercial business loans	524	855		1,232	1,635

Total	23,022	24,468		29,911	34,297

Impaired loans with a valuation allowance:
One- to four-family	724	724	$67	1,690	1,806	$132
Multi-family	1,453	1,453	171	—	—	—
Commercial real estate	2,273	2,500	68	1,493	1,493	190
Construction	491	491	31	378	389	54
Commercial business loans	549	549	84	—	—	—

Total	5,490	5,717	421	3,561	3,688	376

Total impaired loans	$28,512	$30,185	$421	$33,472	$37,985	$376

	Three Months Ended September 30,
	2014			2013
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
One- to four-family	$4,169	$54	$49	$4,484	$54	$42
Multi-family	1,456	14	14	4,331	81	80
Home equity lines of credit	20	—	—	21	—	—
Commercial real estate	13,525	129	84	10,373	141	95
Construction	8,142	119	103	16,160	274	41
Commercial business loans	1,097	23	7	887	49	19

Total impaired loans	$28,409	$339	$257	$36,256	$599	$277

	Nine Months Ended September 30,
	2014			2013
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
One- to four-family	$4,193	$147	$144	$4,547	$163	$134
Multi-family	1,465	43	43	5,023	247	237
Home equity lines of credit	20	1	1	22	1	1
Commercial real estate	6,691	230	107	10,920	307	184
Construction	8,164	376	202	17,002	823	317
Commercial business loans	1,127	62	14	650	66	39

Total impaired loans	$21,660	$859	$511	$38,164	$1,607	$912

At September 30, 2014, additional funds of $3.6 million are committed to be advanced in connection with impaired construction loans.

The following table summarizes the troubled debt restructurings (“TDRs”) at the dates indicated:

	September 30, 2014	December 31, 2013
	(In thousands)
TDRs on accrual status:
One- to four-family	$2,753	$2,588
Multi-family	1,453	109
Home equity lines of credit	20	21
Commercial real estate	10,019	1,368
Commercial business loans	125	—

Total TDRs on accrual status	14,370	4,086

TDRs on non-accrual status:
One- to four-family	1,204	1,500
Commercial real estate	286	4,309
Construction	5,036	9,489
Commercial business loans	186	192

Total TDRs on non-accrual status	6,712	15,490

Total TDRs	$21,082	$19,576

The following is a summary of TDRs during the periods indicated:

	Three Months Ended September 30,
	2014			2013
	Number of Loans	Pre-Modification Balance	Post-Modification Balance	Number of Loans	Pre-Modification Balance	Post-Modification Balance
	(Dollars In thousands)
Real estate loans:
One- to four-family	—	$—	$—	1	$126	$126
Commercial real estate	1	10,037	10,037	—	—	—

Total	1	$10,037	$10,037	1	$126	$126

	Nine Months Ended September 30,
	2014			2013
	Number of Loans	Pre-Modification Balance	Post-Modification Balance	Number of Loans	Pre-Modification Balance	Post-Modification Balance
	(Dollars In thousands)
Real estate loans:
One- to four-family	1	$228	$228	2	$391	$391
Commercial real estate	3	10,322	10,322	—	—	—
Construction	1	568	568	—	—	—
Commercial business loans	2	143	143	1	207	207

Total	7	$11,261	$11,261	3	$598	$598

The following provides information on how loans were modified as TDRs for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Adjusted interest rates	$—	$126	$228	$391
Extended maturity dates	10,037	—	10,419	—
Combination of rate and maturity	—	—	614	207

Total	$10,037	$126	$11,261	$598

For loans modified as TDRs during the three months ended September 30, 2014, the Company extended the maturity date for one loan to 20 years. The loans modified as TDRs during the nine months ended September 30, 2014 consisted of two loans with rate reductions ranging from 1.50% to 2.00% and five loans with extended periods ranging from twelve months to 20 years.

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

The following table is a summary of TDRs that defaulted (became 90 days past due) in the first twelve months after restructure during the periods presented.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(Dollars In thousands)
Real estate loans:
One- to four-family	1	$231	1	$288	1	$231	3	$757
Commercial business loans	—	—	1	207	—	—	1	207

Total	1	$231	2	$495	1	$231	4	$964

The Company utilizes a nine grade internal loan rating system for multi-family, commercial real estate, construction and commercial loans as follows:

•	Loans rated 1, 2, 3 and 3A: Loans in these categories are considered “pass” rated loans with low to average risk.

•	Loans rated 4 and 4A: Loans in these categories are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

•	Loans rated 5: Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

•	Loans rated 6: Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

•	Loans rated 7: Loans in this category are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted.

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

The following tables provide information with respect to the Company’s risk rating:

	September 30, 2014				December 31, 2013
	Multi-family residential real estate	Commercial real estate	Construction	Commercial business	Multi-family residential real estate	Commercial real estate	Construction	Commercial business
	(In thousands)
Loans rated 1 - 3A	$354,207	$1,068,747	$201,014	$302,430	$275,711	$1,015,172	$178,980	$245,646
Loans rated 4 - 4A	2,172	5,684	—	9,414	1,665	4,315	—	4
Loans rated 5	8,654	5,276	25,552	1,073	10,796	12,921	29,819	1,355
Loans rated 6	—	—	—	—	—	—	—	—
Loans rated 7	—	—	—	—	—	—	—	—

Total	$365,033	$1,079,707	$226,566	$312,917	$288,172	$1,032,408	$208,799	$247,005

For one- to four-family real estate loans, home equity lines of credit and consumer loans, management uses delinquency reports as the key credit quality indicator.

6.	DEPOSITS

A summary of deposit balances, by type follows:

	September 30,	December 31,
	2014	2013
	(In thousands)
Demand deposits	$288,832	$255,639
NOW deposits	289,744	210,277
Money market deposits	893,907	847,360
Regular savings and other deposits	270,311	259,608

Total non-certificate accounts	1,742,794	1,572,884

Term certificates less than $100,000	275,748	296,525
Term certificates $100,000 and greater	384,876	379,191

Total term certificates	660,624	675,716

Total deposits	$2,403,418	$2,248,600

A summary of term certificates, by maturity, follows:

	September 30, 2014		December 31, 2013
Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$436,761	0.98%	$440,178	1.08%
Over 1 year to 2 years	139,868	1.55	140,466	1.48
Over 2 years to 3 years	45,196	1.39	55,628	1.75
Over 3 years to 4 years	16,831	1.50	18,703	1.82
Over 4 years to 5 years	18,806	1.52	17,685	1.47
Greater than 5 years	3,162	5.50	3,056	5.13

	$660,624	1.18%	$675,716	1.27%

7.	BORROWINGS

Long-term debt consists of FHLB advances as follows:

	September 30, 2014		December 31, 2013
Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2014	$—	—%	$4,000	2.37%
2015	39,500	1.20	19,500	2.05
2016	41,500	1.20	16,500	1.97
2017	74,632	1.38	77,500	1.35
2018	—	—	25,000	1.19
2019	8,893	1.23	10,203	1.23
2020	8,162	1.22	9,200	1.22

	$172,687	1.28%	$161,903	1.48%

During the quarter ended September 30, 2014, the Company prepaid $40.0 million of FHLB advances with a weighted average interest rate of 1.12%. The advances had fixed interest rates with maturities ranging from July 2017 through April 2018 and did not result in an FHLB prepayment penalty.

At September 30, 2014, advances amounting to $6.5 million are callable by the FHLB prior to maturity.

As of September 30, 2014, the Company also has an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily. No amounts were drawn on the line of credit as of September 30, 2014 and December 31, 2013. All borrowings from the FHLB are secured by investment securities (see Note 4) and qualified collateral, consisting of a blanket lien on one- to four-family loans and certain multi-family and commercial real estate loans held in the Bank’s portfolio. At September 30, 2014, the Company pledged multi-family and commercial real estate loans with carrying values totaling $61.5 million and $217.2 million, respectively.

8.	COMMITMENTS AND DERIVATIVES

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

A summary of outstanding financial instruments whose contract amounts represent credit risk is as follows:

	September 30,	December 31,
	2014	2013
	(In thousands)
Unadvanced portion of existing loans:
Construction	$299,269	$239,977
Home equity line of credit	34,118	37,422
Other lines and letters of credit	122,421	104,956
Commitments to originate:
One- to four-family	12,291	11,592
Commercial real estate	61,492	92,526
Construction	119,038	83,439
Commercial business loans	18,294	39,928
Other loans	968	3,749

Total loan commitments outstanding	$667,891	$613,589

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

Interest Rate Swaps

The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with commercial business customers to synthetically convert their loans from a variable rate to a fixed rate. The Company pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. Concurrently, the Company enters into an offsetting interest rate swap with a third party financial institution. In the offsetting swap, the Company pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss of given default for all counterparties. At September 30, 2014 and December 31, 2013, the Company had $700,000 and $300,000, respectively, in cash pledged as collateral on its interest rate swap with the third party financial institution.

Summary information regarding these derivatives is presented below:

					Fair Value
	Notional Amount	Maturity	Interest Rate Paid	Interest Rate Received	September 30, 2014	December 31, 2013
	(In thousands)
Customer interest rate swap	$11,268	10/17/33	1 Mo. Libor + 175bp	Fixed (4.1052%)	$567	$57
Third party interest rate swap	11,268	10/17/33	Fixed (4.1052%)	1 Mo. Libor + 175bp	(567)	(57)

Derivative Loan Commitments

Residential real estate loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. The Company enters into commitments to fund residential real estate loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market. A residential loan commitment requires the Company to originate a loan at a specific interest rate upon the completion of various underwriting requirements. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in loan interest rates. If interest rates increase, the value of these commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. Derivative loan commitments with a notional amount of $8.7 million and $4.8 million were outstanding at September 30, 2014 and December 31, 2013, respectively. The fair value of such commitments was a net asset of $58,000 and $13,000 at September 30, 2014 and December 31, 2013, respectively.

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Under a “mandatory delivery” contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay the investor a “pair-off” fee, based on then-current market prices, to compensate the investor for the shortfall. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price that it will purchase the loan from the Company if the loan to the underlying borrower closes. The Company generally enters into forward sale contracts on the same day it commits to lend funds to a potential borrower. The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. Forward loan sale commitments with a notional amount of $9.4 million and $7.0 million were outstanding at September 30, 2014 and December 31, 2013, respectively. The fair value of such commitments was a net asset of $35,000 and $75,000 at September 30, 2014 and December 31, 2013, respectively.

The following table presents the fair values of derivative instruments in the balance sheet.

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
September 30, 2014
Derivative loan commitments	Other assets	$80	Other liabilities	$22
Forward loan sale commitments	Other assets	42	Other liabilities	7
Loan level interest rate swaps	Other assets	567	Other liabilities	567

Total		$689		$596

December 31, 2013
Derivative loan commitments	Other assets	$38	Other liabilities	$25
Forward loan sale commitments	Other assets	82	Other liabilities	7
Loan level interest rate swaps	Other assets	57	Other liabilities	57

Total		$177		$89

The following table presents information pertaining to gains (losses) on the Company’s derivative instruments included in the consolidated statement of income.

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Location of Gain/(Loss)	2014	2013	2014	2013
		(In thousands)
Derivative loan commitments	Mortgage banking gains, net	$(96)	$685	$45	$(83)
Forward loan sale commitments	Mortgage banking gains, net	69	(1,154)	(40)	(212)

Total		$(27)	$(469)	$5	$(295)

For the three months ended September 30, 2014, the Company recognized net mortgage banking gains of $19,000, consisting of $46,000 in net gains on sale of loans and $27,000 in net derivative mortgage banking losses. The Company recognized net mortgage banking losses of $102,000, consisting of $367,000 in net gains on sale of loans and $469,000 in net derivative mortgage banking losses for the three months ended September 30, 2013. For the nine months ended September 30, 2014, the Company recognized net mortgage banking gains of $406,000, consisting of $401,000 in net gains on sale of loans and $5,000 in net derivative mortgage banking gains. The Company recognized net mortgage banking gains of $456,000, consisting of $751,000 in net gains on sale of loans and $295,000 in net derivative mortgage banking losses for the nine months ended September 30, 2013.

Other Commitments

The Company has a contract with its core data processing provider through December 2017 with an outstanding commitment of $7.3 million as of September 30, 2014 and total annual payments of $2.2 million.

9.	FAIR VALUES OF ASSETS AND LIABILITIES

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
September 30, 2014
Assets:
Debt securities	$—	$109,095	$—	$109,095
Marketable equity securities	59,064	—	—	59,064
Derivative loan commitments	—	—	80	80
Forward loan sale commitments	—	—	42	42
Loan level interest rate swaps	—	—	567	567

Total assets	$59,064	$109,095	$689	$168,848

Liabilities:
Derivative loan commitments	$—	$—	$22	$22
Forward loan sale commitments	—	—	7	7
Loan level interest rate swaps	—	—	567	567

Total liabilities	$—	$—	$596	$596

December 31, 2013
Assets:
Debt securities	$—	$145,788	$—	$145,788
Marketable equity securities	55,349	—	—	55,349
Derivative loan commitments	—	—	38	38
Forward loan sale commitments	—	—	82	82
Loan level interest rate swaps	—	—	57	57

Total assets	$55,349	$145,788	$177	$201,314

Liabilities:
Derivative loan commitments	$—	$—	$25	$25
Forward loan sale commitments	—	—	7	7
Loan level interest rate swaps	—	—	57	57

Total liabilities	$—	$—	$89	$89

For the nine months ended September 30, 2014 and 2013, there were no transfers in or out of Levels 1 and 2 and the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Derivative loan commitments and forward sale commitments, net:
Beginning balance	$120	$450	$88	$276
Total realized and unrealized losses included in net income	(27)	(469)	5	(295)

Ending balance	$93	$(19)	$93	$(19)

Total realized gain (loss) relating to instruments still held at period end	$93	$(19)	$93	$(19)

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

	September 30, 2014			Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	Level 1	Level 2	Level 3	Total Losses	Total Losses
	(In thousands)
Impaired loans	$—	$—	$12,640	$(82)	$(65)
Foreclosed real estate	—	—	1,806	—	(78)

	$—	$—	$14,446	$(82)	$(143)

				Three Months Ended	Nine Months Ended
	December 31, 2013			September 30, 2013	September 30, 2013
	Level 1	Level 2	Level 3	Total Losses	Total Losses
	(In thousands)
Impaired loans	$—	$—	$8,000	$(226)	$(627)
Foreclosed real estate	—	—	1,390	—	—

	$—	$—	$9,390	$(226)	$(627)

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

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2014
Financial assets:
Cash and due from banks	$388,273	$388,273	$—	$—	$388,273
Securities available for sale	168,159	59,064	109,095	—	168,159
Federal Home Loan Bank stock	12,725	—	—	12,725	12,725
Loans and loans held for sale, net	2,483,395	—	—	2,507,804	2,507,804
Accrued interest receivable	7,003	—	—	7,003	7,003
Financial liabilities:
Deposits	2,403,418	—	—	2,407,302	2,407,302
Borrowings	172,687	—	172,506	—	172,506
Accrued interest payable	806	—	—	806	806
On-balance sheet derivative financial instruments:
Assets:
Derivative loan commitments	80	—	—	80	80
Forward loan sale commitments	42	—	—	42	42
Loan level interest rate swaps	567	—	—	567	567
Liabilities:
Derivative loan commitments	22	—	—	22	22
Forward loan sale commitments	7	—	—	7	7
Loan level interest rate swaps	567	—	—	567	567

December 31, 2013
Financial assets:
Cash and due from banks	$86,271	$86,271	$—	$—	$86,271
Securities available for sale	201,137	55,349	145,788	—	201,137
Federal Home Loan Bank stock	11,907	—	—	11,907	11,907
Loans and loans held for sale, net	2,267,763	—	—	2,298,488	2,298,488
Accrued interest receivable	7,127	—	—	7,127	7,127
Financial liabilities:
Deposits	2,248,600	—	—	2,253,543	2,253,543
Borrowings	161,903	—	160,581	—	160,581
Accrued interest payable	818	—	—	818	818
On-balance sheet derivative financial instruments:
Assets:
Derivative loan commitments	38	—	—	38	38
Forward loan sale commitments	82	—	—	82	82
Loan level interest rate swaps	57	—	—	57	57
Liabilities:
Derivative loan commitments	25	—	—	25	25
Forward loan sale commitments	7	—	—	7	7
Loan level interest rate swaps	57	—	—	57	57

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with our business and financial information and the Consolidated Financial Statements and related notes included in Old Meridian’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Company’s loan or investment portfolios. Additional factors that may affect our results are discussed in the Company’s Prospectus dated May 9, 2014, filed with the Securities and Exchange Commission on May 20, 2014, under “Risk Factors,” which is available through the SEC’s website at www.sec.gov, as updated by subsequent filings with the SEC. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, we do not undertake, and specifically disclaim any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

Assets. Our total assets increased $486.7 million, or 18.1%, to $3.169 billion at September 30, 2014 from $2.682 billion at December 31, 2013, reflecting net cash proceeds of $302.3 million raised in the Company’s second step common stock offering. Net loans increased $216.0 million, or 9.5%, to $2.481 billion at September 30, 2014 from $2.265 billion at December 31, 2013. Cash and due from banks increased $302.0 million, or 350.1%, to $388.3 million at September 30, 2014 from $86.3 million at December 31, 2013. Securities available for sale decreased $33.0 million, or 16.4%, to $168.2 million at September 30, 2014 from $201.1 million at December 31, 2013.

Loan Portfolio. At September 30, 2014, net loans were $2.481 billion, or 78.3% of total assets. During the nine months ended September 30, 2014, net loans increased $216.0 million, or 9.5%. The increase was primarily due to increases of $108.2 million in commercial real estate loans, $65.9 million in commercial business loans and $16.0 million in multi-family loans, excluding a reclassification during the first quarter of $60.9 million of commercial real estate loans to multi-family loans in accordance with regulatory guidance. Refer to Note 5 Loans in the Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding the loans held in the Company’s loan portfolio.

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

Delinquencies. Total past due loans decreased $11.7 million, or 34.1%, to $22.7 million at September 30, 2014 from $34.5 million at December 31, 2013, reflecting decreases of $8.3 million in loans 90 days or greater past due and $3.4 million in loans 30 to 89 days past due. Delinquent loans at September 30, 2014 included $9.5 million of loans acquired in the Mt. Washington Co-operative Bank merger completed in January 2010, including $3.9 million that were 30 to 59 days past due, $345,000 that were 60 to 89 days past due and $5.3 million that were 90 days or greater past due. At September 30, 2014, non-accrual loans exceeded loans 90 days or greater past due primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected and certain loans that remain on non-accrual status until they attain a sustained payment history of six months.

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including troubled debt restructurings on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At September 30, 2014, we did not have any accruing loans past due 90 days or greater. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The following table provides information with respect to our non-performing assets at the dates indicated.

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One- to four-family	$14,327	$17,622
Home equity lines of credit	2,397	2,689
Commercial real estate	3,382	8,972
Construction	7,132	11,298

Total real estate loans	27,238	40,581
Commercial business loans	883	949

Total non-accrual loans (1)	28,121	41,530
Foreclosed assets	1,806	1,390

Total non-performing assets	$29,927	$42,920

Non-accrual loans to total loans	1.12%	1.81%
Non-accrual loans to total assets	0.89%	1.55%
Non-performing assets to total assets	0.94%	1.60%

(1)	TDRs on accrual status not included above totaled $14.4 million at September 30, 2014 and $4.1 million and December 31, 2013.

Non-performing assets decreased to $29.9 million or 0.94% of total assets, at September 30, 2014, from $42.9 million, or 1.60% of total assets, at December 31, 2013. Non-performing assets at September 30, 2014 included $11.9 million of assets acquired in the Mt. Washington merger, all of which were non-accrual loans. Interest income that would have been recorded for the nine months ended September 30, 2014 had non-accruing loans been current according to their original terms amounted to $398,000. We recognized $722,000 of interest income, on a cash basis, on such loans for the nine months ended September 30, 2014.

Non-accrual loans decreased $13.4 million, or 32.3%, to $28.1 million, or 1.12% of total loans outstanding at September 30, 2014, from $41.5 million, or 1.81% of total loans outstanding at December 31, 2013, primarily due to decreases of $5.6 million in non-accrual commercial real estate loans, $4.2 million in non-accrual construction loans and $3.3 million in non-accrual one- to four-family loans. The decrease in non-accrual commercial real estate loans resulted from one commercial TDR that was moved from non-accrual to accrual status during the quarter ended September 30, 2014. This TDR was structurally modified with additional collateral that improved the debt service coverage ratio and loan to value. The decrease in non-accrual construction loans for the quarter ended September 30, 2014 resulted from activity related to two construction loan relationships classified as TDRs. The note and loan documents for one loan relationship were sold to a third party and resulted in a charge off of $71,000 recorded against the allowance for loan losses during the quarter ended September 30, 2014. The second of these loan relationships remains; however due to liquidation of the portion of the collateral and additional payments made by the borrower, a recovery of $35,000 was realized in the allowance for loan losses. The decrease in non-accrual one- to-four family loans resulted from continued account monitoring, collection and workout efforts.

At September 30, 2014, our allowance for loan losses was $26.7 million, or 1.07% of total loans and 95.1% of non-accrual loans, compared to $25.3 million, or 1.11% of total loans and 61.0% of non-accrual loans at December 31, 2013. Included in our allowance at September 30, 2014 was a general component of $26.3 million, which is based upon our evaluation of various factors relating to loans not deemed to be impaired. We continue to believe our level of non-accrual loans and assets, which declined significantly during the past two years, is manageable and we believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

Foreclosed real estate increased $416,000, or 29.9%, to $1.8 million at September 30, 2014 from $1.4 million at December 31, 2013. At September 30, 2014, foreclosed real estate consisted of a townhouse construction development project, a single family residential construction development project and a one- to four-family loan. We continue to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures.

Troubled Debt Restructurings. In the course of resolving loans of borrowers with financial difficulties, we may choose to restructure the contractual terms of certain loans, with terms modified to fit the ability of the borrower to repay in line with its current financial status. A loan is considered a TDR if, for reasons related to the debtor’s financial difficulties, a concession is granted to the debtor that would not otherwise be considered.

Total TDRs increased $1.5 million, or 7.7%, to $21.1 million at September 30, 2014 from $19.6 million at December 31, 2013, primarily due to increases of $1.3 million in multi-family and $8.7 million in commercial real estate TDRs on accrual status, partially offset by decreases of $4.0 million in commercial real estate and $5.5 million in construction TDRs on non-accrual status. Modifications of TDRs consist of rate reductions, loan term extensions or provisions for interest-only payments for specified periods up to 12 months. We have generally been successful with the concessions we have offered to borrowers to date. We generally return TDRs to accrual status when they have sustained payments for six months based on the restructured terms and future payments are reasonably assured. Interest income that would have been recorded for the nine months ended September 30, 2014 had TDRs been current according to their original terms amounted to $121,000. We recognized $371,000 of interest income on TDRs for the nine months ended September 30, 2014.

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

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. These other potential problem loans are generally loans classified as “substandard” or 5-rated loans in accordance with our nine-grade internal loan rating system that is consistent with guidelines established by banking regulators. At September 30, 2014, other potential problem loans totaled $21.9 million, including $17.1 million of construction loans, $3.1 million of multi-family loans and $1.7 million of commercial real estate.

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

Changes in the allowance for loan losses during the periods indicated were as follows:

	Nine Months Ended September 30,
	2014	2013
	(Dollars in thousands)
Beginning balance	$25,335	$20,504
Provision for loan losses	1,484	4,630
Charge offs:
Residential real estate:
One- to four-family	(54)	(531)
Multi-family	—	(96)
Home equity lines of credit	(5)	—
Commercial real estate	(48)	—
Construction	(71)	(1,362)
Consumer	(126)	(224)

Total charge-offs	(304)	(2,213)

Recoveries:
Residential real estate:
One- to four-family	67	121
Construction	78	548
Commercial business	7	21
Consumer	72	68

Total recoveries	224	758

Net charge-offs	(80)	(1,455)

Ending balance	$26,739	$23,679

Allowance to non-accrual loans	95.09%	54.33%
Allowance to total loans outstanding	1.07%	1.11%
Net charge-offs to average loans outstanding	0.00%	0.10%

Our provision for loan losses was $1.5 million for the nine months ended September 30, 2014 compared to $4.6 million for the nine months ended September 30, 2013. The changes in the provision for loan losses were based on management’s assessment of loan portfolio growth and composition changes, a decline in historical charge-off trends, an ongoing evaluation of credit quality and improving economic conditions. The allowance for loan losses was $26.7 million or 1.07% of total loans outstanding at September 30, 2014, compared to $23.7 million or 1.11% of total loans outstanding at September 30, 2013. The increase in the allowance for loan losses was primarily due to loan growth. We continue to assess the adequacy of our allowance for loan losses in accordance with established policies.

The following tables set forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	September 30, 2014			December 31, 2013
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$1,873	7.0%	18.6%	$1,991	7.9%	19.8%
Multi-family	3,259	12.1	14.6	2,419	9.5	12.6
Home equity lines of credit	99	0.4	2.0	155	0.6	2.4
Commercial real estate	12,502	46.8	43.0	12,831	50.6	45.0
Construction	4,437	16.6	9.0	4,374	17.3	9.1

Total real estate loans	22,170	82.9	87.2	21,770	85.9	88.9
Commercial business loans	4,479	16.8	12.5	3,433	13.6	10.8
Consumer	90	0.3	0.3	132	0.5	0.3

Total loans	$26,739	100.0%	100.0%	$25,335	100.0%	100.0%

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

We had impaired loans totaling $28.5 million and $33.5 million as of September 30, 2014 and December 31, 2013, respectively. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. At September 30, 2014, impaired loans totaling $5.5 million had a valuation allowance of $421,000. Impaired loans totaling $3.6 million had a valuation allowance of $376,000 at December 31, 2013. Our average investment in impaired loans was $21.7 million and $38.2 million for the nine months ended September 30, 2014 and 2013, respectively.

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

We review residential and commercial loans for impairment based on the fair value of collateral, if collateral-dependent, or the present value of expected cash flows. Management has reviewed the collateral value for all impaired and non-accrual loans as of September 30, 2014 and considered any probable loss in determining the allowance for loan losses.

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

Loans that are partially charged off generally remain on non-accrual status until foreclosure or such time that they are performing in accordance with the terms of the loan and have a sustained payment history of at least six months. The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. Loan losses are charged against the allowance when we believe the uncollectability of a loan balance is confirmed; for collateral-dependent loans, generally when appraised values (as adjusted values, if applicable) less estimated costs to sell are less than our carrying values.

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

Securities Portfolio. At September 30, 2014, our securities portfolio was $168.2 million, or 5.3% of total assets. At that date, 34.3% of the securities portfolio, or $57.7 million, was invested in corporate bonds. The amortized cost and fair value of corporate bonds in the financial services sector was $42.8 million, and $43.5 million, respectively. The remainder of the corporate bond portfolio includes companies from a variety of industries. Refer to Note 4 Securities Available for Sale in the Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding the investments held in the Company’s securities portfolio.

At September 30, 2014, we had no investments in a single company or entity, other than government-sponsored enterprises, that had an aggregate book value in excess of 10% of our equity.

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

At September 30, 2014, unrealized losses in our debt portfolio ranged from 0% to 3.9% of amortized cost, and unrealized losses in our equity portfolio ranged from 0% to 28.4% of cost. As of September 30, 2014, the net unrealized gain on the total debt securities portfolio was $1.2 million. The most significant market valuation decrease related to any one debt security within the portfolio at September 30, 2014 is $78,000. We have no indication that the issuer will be unable to continue to service the obligations, and management does not intend to sell, and more likely than not will not be required to sell, such bond before the earlier of recovery or maturity. As a result, management considers the decline in market value to be temporary. No other debt securities had a market value decline greater than 3.9% of amortized cost.

As of September 30, 2014 the net unrealized gain on the total marketable equity securities portfolio was $4.4 million. The most significant market valuation decrease related to any one equity security within the portfolio at September 30, 2014 is $271,000. Although the issuers have shown declines in earnings as a result of the weakened economy, no credit issues have been identified that cause management to believe the decline in market value is other than temporary, and we have the ability and intent to hold these investments until a recovery of fair value. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame.

Deposits. Deposits are a major source of our funds for lending and other investment purposes. Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Our deposit base is comprised of demand, NOW, money market, regular savings and other deposits, and certificates of deposit. We consider demand, NOW, money market, and regular savings and other deposits to be core deposits. Total deposits increased $154.8 million, or 6.9%, to $2.403 billion at September 30, 2014 from $2.249 billion at December 31, 2013. Our continuing focus on the acquisition and expansion of core deposit relationships resulted in net growth in those non-term deposits of $169.9 million, or 10.8%, to $1.743 billion at September 30, 2014, or 72.5% of total deposits at that date. For further information about our deposits, refer to Note 6 Deposits in Notes to the Unaudited Consolidated Financial Statements within this report.

The following table sets forth the average balances of deposits for the periods indicated.

	Nine Months Ended September 30,
	2014			2013
	Average Balance	Average Rate	Percent of Total Deposits	Average Balance	Average Rate	Percent of Total Deposits
	(Dollars in thousands)
Demand deposits	$305,732	—%	12.0%	$218,061	—%	11.1%
NOW deposits	238,087	0.58	12.1	181,421	0.53	9.5
Money market deposits	864,656	0.89	37.2	677,728	0.91	36.6
Regular savings and other deposits	265,932	0.26	11.2	251,402	0.26	11.6
Certificates of deposit	675,388	1.20	27.5	674,883	1.33	31.2

Total	$2,349,795	0.76%	100.0%	$2,003,495	0.84%	100.0%

Borrowings. We use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for loans and investments. In addition, we may also purchase federal funds from local banking institutions as an additional short-term funding source for the Bank. Total borrowings increased $10.8 million, or 6.7%, to $172.7 million at September 30, 2014 from $161.9 million at December 31, 2013, reflecting new advances with the Federal Home Loan Bank of Boston totaling $57.1 million with terms of one to three years and fixed interest rates of 0.33% to 1.44% during the nine months ended September 30, 2014. At September 30, 2014 and December 31, 2013, Federal Home Loan Bank of Boston advances totaled $172.7 million and $161.9 million, respectively, with a weighted average rate of 1.28% and 1.48%, respectively. During the third quarter ended September 30, 2014, the Company prepaid $40.0 million of FHLB advances with a weighted average interest rate of 1.12%. The advances had fixed interest rates with maturities ranging from July 2017 through April 2018 and did not result in a FHLB prepayment penalty. At September 30, 2014, we also had an available line of credit of $9.4 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily, none of which was outstanding at that date. For further information about our borrowings, refer to Note 7 Borrowings in Notes to the Unaudited Consolidated Financial Statements within this report.

Information relating to borrowings, including the federal funds purchased, is detailed in the following table.

	Nine Months Ended September 30,
	2014	2013
	(Dollars in thousands)
Balance outstanding at end of period	$172,687	$187,700
Average amount outstanding during the period	$195,002	$184,080
Weighted average interest rate during the period	1.31%	1.77%
Maximum outstanding at any month end	$211,340	$188,576
Weighted average interest rate at end of period	1.28%	1.87%

Stockholders’ Equity. Total stockholders’ equity increased $321.8 million, or 129.1%, to $571.0 million at September 30, 2014, from $249.2 million at December 31, 2013. The increase for the nine months ended September 30, 2014 was primarily the result of the Company’s second step stock offering and to $16.3 million in net income, partially offset by a decrease of $1.1 million in accumulated other comprehensive income reflecting a decrease in the fair value of available for sale securities. Stockholders’ equity to assets was 18.02% at September 30, 2014, compared to 9.29% at December 31, 2013. Book value per share increased to $10.44 at September 30, 2014 from $4.58 at December 31, 2013. Tangible book value per share increased to $10.19 at September 30, 2014 from $4.33 at December 31, 2013. At September 30, 2014, the Company and the Bank continued to exceed all regulatory capital requirements. For further information regarding regulatory capital requirements and the actual capital amounts and ratios for the Bank and the Company, refer to “Capital Management.”

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

	Three Months Ended September 30,
	2014			2013
	Average Balance	Interest (1)	Yield/ Cost (1)(2)	Average Balance	Interest (1)	Yield/ Cost (1)(2)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (3)	$2,463,012	$27,343	4.40%	$2,070,990	$23,224	4.45%
Securities and certificates of deposits	179,407	1,144	2.53	219,907	1,499	2.70
Other interest-earning assets (4)	383,152	258	0.27	160,150	86	0.21

Total interest-earning assets	3,025,571	28,745	3.77	2,451,047	24,809	4.02

Noninterest-earning assets	119,532			118,162

Total assets	$3,145,103			$2,569,209

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$260,461	394	0.60	$191,192	254	0.53
Money market deposits	886,068	1,986	0.89	754,841	1,770	0.93
Regular savings and other deposits	268,078	174	0.26	254,401	168	0.26
Certificates of deposit	669,629	1,959	1.16	688,478	2,235	1.29

Total interest-bearing deposits	2,084,236	4,513	0.86	1,888,912	4,427	0.93
Borrowings	196,537	632	1.28	188,032	796	1.68

Total interest-bearing liabilities	2,280,773	5,145	0.89	2,076,944	5,223	1.00

Noninterest-bearing demand deposits	365,112			233,893
Other noninterest-bearing liabilities	19,943			16,165

Total liabilities	2,665,828			2,327,002
Total stockholders’ equity	479,275			242,207

Total liabilities and stockholders’ equity	$3,145,103			$2,569,209

Net interest-earning assets	$744,798			$374,103

Fully tax-equivalent net interest income		23,600			19,586
Less: tax-equivalent adjustments		(880)			(489)

Net interest income		$22,720			$19,097

Interest rate spread (1)(5)			2.88%			3.02%
Net interest margin (1)(6)			3.09%			3.17%
Average interest-earning assets to average interest-bearing liabilities	132.66%			118.01%

Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$2,449,348	$4,513	0.73%	$2,122,805	$4,427	0.83%
Total deposits and borrowings, including noninterest-bearing demand deposits	$2,645,885	$5,145	0.77%	$2,310,837	$5,223	0.90%

(footnotes begin on following page)

(footnotes from previous page)

(1)	Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, resulting yields, and interest rate spread and net interest margin are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the three months ended September 30, 2014 and 2013, yields on loans before tax-equivalent adjustments were 4.29% and 4.38%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 2.19% and 2.43%, respectively, and yield on total interest-earning assets before tax-equivalent adjustments were 3.65% and 3.94%, respectively. Interest rate spread before tax-equivalent adjustments for the three months ended September 30, 2014 and 2013 was 2.76% and 2.94%, respectively, while net interest margin before tax-equivalent adjustments for the three months ended September 30, 2014 and 2013 was 2.98% and 3.09%, respectively.
(2)	Annualized.
(3)	Loans on non-accrual status are included in average balances.
(4)	Includes Federal Home Loan Bank stock and associated dividends.
(5)	Interest rate spread represents the difference between the tax-equivalent yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income (tax-equivalent basis) divided by average interest-earning assets.

	Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest (1)	Yield/ Cost (1)(2)	Average Balance	Interest (1)	Yield/ Cost (1)(2)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (3)	$2,380,840	$78,106	4.39%	$1,946,945	$66,310	4.55%
Securities and certificates of deposits	185,867	3,597	2.59	234,989	4,796	2.73
Other interest-earning assets (4)	211,801	486	0.31	143,639	251	0.23

Total interest-earning assets	2,778,508	82,189	3.95	2,325,573	71,357	4.10

Noninterest-earning assets	115,846			118,802

Total assets	$2,894,354			$2,444,375

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$238,087	1,027	0.58	$181,421	713	0.53
Money market deposits	864,656	5,730	0.89	677,728	4,615	0.91
Regular savings and other deposits	265,932	515	0.26	251,402	495	0.26
Certificates of deposit	675,388	6,053	1.20	674,883	6,693	1.33

Total interest-bearing deposits	2,044,063	13,325	0.87	1,785,434	12,516	0.94
Borrowings	195,002	1,908	1.31	184,080	2,433	1.77

Total interest-bearing liabilities	2,239,065	15,233	0.91	1,969,514	14,949	1.01

Noninterest-bearing demand deposits	305,732			218,061
Other noninterest-bearing liabilities	19,058			17,263

Total liabilities	2,563,855			2,204,838
Total stockholders’ equity	330,499			239,537

Total liabilities and stockholders’ equity	$2,894,354			$2,444,375

Net interest-earning assets	$539,443			$356,059

Fully tax-equivalent net interest income		66,956			56,408
Less: tax-equivalent adjustments		(2,395)			(1,366)

Net interest income		$64,561			$55,042

Interest rate spread (1)(5)			3.04%			3.09%
Net interest margin (1)(6)			3.22%			3.24%
Average interest-earning assets to average interest-bearing liabilities	124.09%			118.08%

Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$2,349,795	$13,325	0.76%	$2,003,495	$12,516	0.84%
Total deposits and borrowings, including noninterest-bearing demand deposits	$2,544,797	$15,233	0.80%	$2,187,575	$14,949	0.91%

(1)	Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, resulting yields, and interest rate spread and net interest margin are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the nine months ended September 30, 2014 and 2013, yields on loans before tax-equivalent adjustments were 4.28% and 4.49%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 2.26% and 2.46%, respectively, and yield on total interest-earning assets before tax-equivalent adjustments were 3.84% and 4.02%, respectively. Interest rate spread before tax-equivalent adjustments for the nine months ended September 30, 2014 and 2013 was 2.93% and 3.01%, respectively, while net interest margin before tax-equivalent adjustments for the nine months ended September 30, 2014 and 2013 was 3.11% and 3.16%, respectively.
(2)	Annualized.
(3)	Loans on non-accrual status are included in average balances.
(4)	Includes Federal Home Loan Bank stock and associated dividends.
(5)	Interest rate spread represents the difference between the tax-equivalent yield on interest-earning assets and the cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income (tax-equivalent basis) divided by average interest-earning assets.

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

	Three Months Ended September 30, 2014 Compared to 2013 Increase (Decrease) Due to			Nine Months Ended September 30, 2014 Compared to 2013 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest Income:
Loans	$4,354	$(235)	$4,119	$14,311	$(2,515)	$11,796
Securities and certificates of deposits	(263)	(92)	(355)	(961)	(238)	(1,199)
Other interest-earning assets	145	27	172	142	93	235

Total	4,236	(300)	3,936	13,492	(2,660)	10,832
Interest Expense:
Deposits	347	(261)	86	1,514	(705)	809
Borrowings	35	(199)	(164)	137	(662)	(525)

Total	382	(460)	(78)	1,651	(1,367)	284

Change in fully tax-equivalent net interest income	$3,854	$160	$4,014	$11,841	$(1,293)	$10,548

Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013

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

Net income information is as follows (annualized where appropriate):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(Dollars in thousands)
Net interest income	$22,720	$19,097	$3,623	19.0%	$64,561	$55,042	$9,519	17.3%
Provision for loan losses	655	151	504	333.8	1,484	4,630	(3,146)	(67.9)
Non-interest income	3,687	5,234	(1,547)	(29.6)	11,708	14,315	(2,607)	(18.2)
Non-interest expenses	16,707	15,587	1,120	7.2	50,409	47,474	2,935	6.2
Net income	6,015	5,321	694	13.0	16,290	11,414	4,876	42.7
Return on average assets	0.76%	0.83%	(0.07)	(8.4)	0.75%	0.62%	0.13	21.0
Return on average equity	5.02%	8.79%	(3.77)	(42.9)	6.57%	6.35%	0.22	3.5

Net Interest Income. Net interest income increased $3.6 million, or 19.0%, to $22.7 million for the quarter ended September 30, 2014 from $19.1 million for the quarter ended September 30, 2013. The net interest rate spread and net interest margin were 2.76% and 2.98%, respectively, for the quarter ended September 30, 2014 compared to 2.94% and 3.09%, respectively, for the quarter ended September 30, 2013. For the nine months ended September 30, 2014, net interest income increased $9.5 million, or 17.3%, to $64.6 million from $55.0 million for the nine months ended September 30, 2013. The net interest rate spread and net interest margin were 2.93% and 3.11%, respectively, for the nine months ended September 30, 2014 compared to 3.01% and 3.16%, respectively, for the nine months ended September 30, 2013. The increases in net interest income were due primarily to loan growth along with declines in the cost of funds, partially offset by declines in yields on interest-earning assets and deposit growth for the quarter and nine months ended September 30, 2014 compared to the same periods in 2013.

The Company’s yield on interest-earning assets declined 29 basis points to 3.65% for the quarter ended September 30, 2014 compared to 3.94% for the quarter ended September 30, 2013, while the cost of funds declined 13 basis points to 0.77% for the quarter ended September 30, 2014 compared to 0.90% for the quarter ended September 30, 2013. For the nine months ended September 30, 2014, the yield on interest-earning assets declined by 18 basis points to 3.84% compared to 4.02% for the nine months ended September 30, 2013, while the cost of funds declined by 11 basis points to 0.80% for the nine months ended September 30, 2014 compared to 0.91% for the nine months ended September 30, 2013.

The average balance of the Company’s loan portfolio increased $392.0 million, or 18.9%, to $2.463 billion, which was partially offset by the decline in the yield on loans of nine basis points to 4.29% for the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013. For the nine months ended September 30, 2014, the average balance of the loan portfolio increased $433.9 million, or 22.3%, to $2.381 billion, which was partially offset by the decrease in the yield on loans of 21 basis points to 4.28% compared to the nine months ended September 30, 2013.

The Company’s average balance of total deposits increased $326.5 million, or 15.4%, to $2.449 billion, which was partially offset by the decline in the cost of total deposits of 10 basis points to 0.73% for the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013. For the nine months ended September 30, 2014, the average balance of total deposits increased $346.3 million, or 17.3%, to $2.350 billion, which as partially offset by the decline in cost of total deposits of eight basis points to 0.76% compared to the nine months ended September 30, 2013.

Provision for Loan Losses. Our provision for loan losses was $655,000 for the three months ended September 30, 2014 compared to $151,000 for the three months ended September 30, 2013. For the nine months ended September 30, 2014, the provision for loan losses was $1.5 million compared to $4.6 million for the nine months ended September 30, 2013. For further discussion of the changes in the provision and allowance for loan losses, refer to “Asset Quality—Allowance for Loan Losses.”

Non-Interest Income. Non-interest income information is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(Dollars in thousands)
Customer service fees	$1,880	$1,857	$23	1.2%	$5,539	$5,219	$320	6.1%
Loan fees	148	185	(37)	(20.0)	467	349	118	33.8
Mortgage banking gain (loss), net	19	(102)	121	118.6	406	456	(50)	(11.0)
Gain on sales of securities, net	1,346	2,995	(1,649)	(55.1)	4,411	7,396	(2,985)	(40.4)
Income from bank-owned life insurance	294	299	(5)	(1.7)	868	886	(18)	(2.0)
Other income	—	—	—	—	17	9	8	88.9

Total non-interest income	$3,687	$5,234	$(1,547)	(29.6)%	$11,708	$14,315	$(2,607)	(18.2)%

Non-interest income decreased $1.5 million, or 29.6%, to $3.7 million for the quarter ended September 30, 2014 from $5.2 million for the quarter ended September 30, 2013, primarily due to a decrease of $1.6 million in gain on sales of securities, net. For the nine months ended September 30, 2014, non-interest income decreased $2.6 million, or 18.2%, to $11.7 million from $14.3 million for the nine months ended September 30, 2013, primarily due to a decrease of $3.0 million in gain on sales of securities, net partially offset by an increase of $320,000 in customer service fees.

Non-Interest Expense. Non-interest expense information is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$10,249	$10,033	$216	2.2%	$31,067	$29,584	$1,483	5.0%
Occupancy and equipment	2,252	2,103	149	7.1	7,029	6,523	506	7.8
Data processing	1,201	1,089	112	10.3	3,271	3,159	112	3.5
Marketing and advertising	769	539	230	42.7	2,264	2,042	222	10.9
Professional services	588	453	135	29.8	1,888	1,591	297	18.7
Foreclosed real estate	(47)	(31)	(16)	(51.6)	163	161	2	1.2
Deposit insurance	515	525	(10)	(1.9)	1,597	1,522	75	4.9
Other general and administrative	1,180	876	304	34.7	3,130	2,892	238	8.2

Total non-interest expenses	$16,707	$15,587	$1,120	7.2%	$50,409	$47,474	$2,935	6.2%

Non-interest expenses increased $1.1 million, or 7.2%, to $16.7 million for the quarter ended September 30, 2014 from $15.6 million for the quarter ended September 30, 2013, primarily due to increases of $216,000 in salaries and employee benefits, $149,000 in occupancy and equipment, $112,000 in data processing, $230,000 in marketing and advertising, $135,000 in professional services and $304,000 in other general and administrative expenses. For the nine months ended September 30, 2014, non-interest expenses increased $2.9 million, or 6.2%, to $50.4 million from $47.5 million for the nine months ended September 30, 2013, primarily due to increases of $1.5 million in salaries and employee benefits, $506,000 in occupancy and equipment, $112,000 in data processing, $222,000 in marketing and advertising, $297,000 in professional services and $238,000 in other general and administrative expenses. The increases in salaries and employee benefits and occupancy and equipment expenses were primarily associated with the opening of three new branches in 2013 and costs associated with the expansion of residential and commercial lending capacity. The Company’s efficiency ratio was 66.67% for the quarter ended September 30, 2014 compared to 73.05% for the quarter ended September 30, 2013. For the nine months ended September 30, 2014, the efficiency ratio was 70.15% compared to 76.62% for the nine months ended September 30, 2013.

Income Tax Provision. We recorded a provision for income taxes of $3.0 million for the quarter ended September 30, 2014, reflecting an effective tax rate of 33.5%, compared to $3.3 million, or 38.1%, for the quarter ended September 30, 2013. For the nine months ended September 30, 2014, the provision for income taxes was $8.1 million, reflecting an effective tax rate of 33.2%, compared to $5.8 million, or 33.8%, for the nine months ended September 30, 2013. The change in the effective tax rate was primarily due to changes in the components of pre-tax income.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2014, cash and due from banks totaled $388.3 million, including $302.3 million of net cash proceeds raised in the Company’s second step common stock offering. In addition, at September 30, 2014, we had $218.5 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $9.4 million line of credit. On September 30, 2014, we had $172.7 million of advances outstanding.

A significant use of our liquidity is the funding of loan originations. At September 30, 2014, we had total loan commitments outstanding of $667.9 million. Historically, many of the commitments expire without being fully drawn; therefore the total amount of commitments does not necessarily represent future cash requirements.

Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of September 30, 2014 totaled $436.8 million, or 66.1% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

We have a contract with our core data processing provider through December 2017, with a related outstanding commitment of $7.3 million as of September 30, 2014 and with total annual payments of $2.2 million.

The net proceeds from the stock offering significantly increased our liquidity and capital resources. Over time, our level of liquidity may be reduced as the net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations are expected to be enhanced and result in increases in net interest-earning assets and net interest income. However, due to the increase in equity from the stock offering proceeds, our return on equity will initially be lower but is expected to increase over time.

Capital Management. Both the Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2014, both the Company and the Bank exceeded all of their respective regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

The Company’s and the Bank’s actual capital amounts and ratios follow:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2014
Total Capital (to Risk Weighted Assets):
Company	$582,982	21.9%	$213,395	8.0%	N/A	N/A
Bank	407,513	15.4	211,342	8.0	$264,177	10.0%

Tier 1 Capital (to Risk Weighted Assets):
Company	554,243	20.8	106,697	4.0	N/A	N/A
Bank	378,774	14.3	105,671	4.0	158,506	6.0

Tier 1 Capital (to Average Assets):
Company	554,243	17.6	125,690	4.0	N/A	N/A
Bank	378,774	12.1	124,787	4.0	155,983	5.0

December 31, 2013
Total Capital (to Risk Weighted Assets):
Company	$259,577	10.8%	$192,797	8.0%	N/A	N/A
Bank	246,100	10.2	192,511	8.0	$240,639	10.0%

Tier 1 Capital (to Risk Weighted Assets):
Company	231,342	9.6	96,398	4.0	N/A	N/A
Bank	217,865	9.1	96,256	4.0	144,383	6.0

Tier 1 Capital (to Average Assets):
Company	231,342	8.7	105,999	4.0	N/A	N/A
Bank	217,865	8.2	105,702	4.0	132,127	5.0

A reconciliation of the Company’s and Bank’s stockholders’ equity to regulatory capital follows:

	September 30, 2014		December 31, 2013
	Consolidated	Bank	Consolidated	Bank
	(In thousands)
Total stockholders’ equity per financial statements	$571,039	$395,570	$249,205	$235,728
Adjustments to Tier 1 capital:
Accumulated other comprehensive income	(3,052)	(3,052)	(4,104)	(4,104)
Goodwill disallowed	(13,687)	(13,687)	(13,687)	(13,687)
Servicing assets disallowed	(57)	(57)	(72)	(72)

Total Tier 1 capital	554,243	378,774	231,342	217,865

Adjustments to total capital:
Allowance for loan losses	26,739	26,739	25,335	25,335
45% of net unrealized gains on marketable equity securities	2,000	2,000	2,900	2,900

Total regulatory capital	$582,982	$407,513	$259,577	$246,100

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets), sets the leverage ratio at a uniform 4% of total assets and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. The Bank has elected to exercise its one-time option to opt-out of the requirement under the final rule to include certain “available-for-sale” securities holdings for purposes of calculating its regulatory capital requirements. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule is effective January 1, 2015. The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.

Consolidated regulatory capital requirements identical to those applicable to the Bank will apply to bank holding companies such as the Company as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.

The Company may use capital management tools such as cash dividends and common share repurchases. Pursuant to Federal Reserve Board regulations, we may not repurchase shares for at least one year following the second step conversion. In addition, Massachusetts regulations restrict repurchases for the first three years following the second step conversion. We are also subject to the Federal Reserve Board’s notice provisions for stock repurchases.

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

For the nine months ended September 30, 2014, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table reflects changes in estimated net interest income for the Bank due to immediate non-parallel changes in interest rates at October 1, 2014 through September 30, 2015.

Increase (Decrease) in Market Interest Rates	Net Interest Income
	Amount	Change	Percent
	(Dollars in Thousands)
300	$86,758	$(1,895)	(2.14)%
Flat	88,653
-100	89,477	824	0.93

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

For information regarding our risk factors, see “Risk Factors,” in the Company’s Prospectus dated May 9, 2014, filed with the SEC on May 20, 2014, which is available through the SEC’s website at www.sec.gov. As of September 30, 2014, our risk factors have not changed materially from those reported in the prospectus. The risks described in the annual report are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a.)	Not applicable.

(b.)	On July 28, 2014, the Company completed the sale of 32,500,000 shares of its common stock par value $0.01 per share, in connection with the second step mutual-to-stock Conversion of Meridian Financial Services, Incorporated.

The effective date of the Company’s registration statement (Commission No. 333-194454) was May 9, 2014. The Company registered for offer and sale shares of common stock, par value $0.01, at a sales price of $10.00 per share.

The selling agent who assisted the Company in the sale of its common stock was Sterne, Agee & Leach. For their services, Sterne, Agee & Leach received a fee of $4.6 million, including a sales fee equal to 0.75% of the dollar amount of the shares of common stock sold in the subscription and community offerings and a sales fee equal to 5.0% of the dollar amount of the shares of common stock sold in the syndicated offering, except that no fee was payable to Sterne, Agee & Leach with respect to shares purchased by officers, directors and employees or their immediate families, or shares purchased by the Company’s tax-qualified and non-qualified employee benefit plans. In addition, Sterne, Agee & Leach was reimbursed for expenses, including attorney fees.

From the effective date of the registration statement until September 30, 2014 the Company utilized $16.3 million to fund the new ESOP loan and incurred expenses in connection with the offer and sale of the common stock totaling $6.5 million, resulting in net cash proceeds to the Company of $302.3 million. As of September 30, 2014, the Company had invested $159.3 million of the net proceeds it received from the sale into the Bank’s operations and has retained the remaining amount for general corporate purposes.

(c.)	There were no repurchases of common stock during the quarter ended September 30, 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation of Meridian Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Meridian Bancorp, Inc. (File No. 333-194454), originally filed with the Securities and Exchange Commission on March 10, 2014)

3.2	Bylaws of Meridian Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Meridian Bancorp, Inc. (File No. 333-194454), originally filed with the Securities and Exchange Commission on March 10, 2014)

4	Form of Common Stock Certificate of Meridian Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Meridian Bancorp, Inc. (File No. 333-194454), originally filed with the Securities and Exchange Commission on March 10, 2014)

10.1	[Reserved]

10.2	[Reserved]

10.3	[Reserved]

10.4	Amended and Restated Employment Agreement with Richard J. Gavegnano and East Boston Savings Bank dated July 28, 2014

10.5	East Boston Savings Bank Amended and Restated Employee Severance Compensation Plan

10.6	Form of Amended and Restated Supplemental Executive Retirement Agreements with Directors Vincent D. Basile, Domenic A. Gambardella, Edward L. Lynch, Gregory F. Natalucci, and James G. Sartori

10.7	Amended and Restated Supplemental Executive Retirement Agreement with Richard J. Gavegnano

10.8	2008 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting, as filed with the Securities and Exchange Commission on July 11, 2008)

10.9	Amended and Restated Employment Agreement between Edward J. Merritt and East Boston Savings Bank dated July 28, 2014

10.10	Amended and Restated Supplemental Executive Retirement Agreement between East Boston Savings Bank and Edward J. Merritt dated July 28, 2014

10.11	Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2010)

10.12	First Amendment to Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2010)

10.13	Amended and Restated Two-Year Change in Control Agreement between Mark Abbate and East Boston Savings Bank dated July 28, 2014

10.14	Incentive Compensation Plan filed as an exhibit to Form 10-K filed on March 17, 2014

10.15	Amended and Restated Two-Year Change in Control Agreement between John Migliozzi and East Boston Savings Bank dated July 28, 2014

10.16	East Boston Non-Qualified Supplemental Employee Stock Ownership Plan dated October 1, 2014

21	Subsidiaries of Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements for the three and nine months ended September 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN BANCORP, INC. (Registrant)

Date: November 10, 2014	By:	/s/ Richard J. Gavegnano
Richard J. Gavegnano Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2014	By:	/s/ Mark L. Abbate
Mark L. Abbate Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)