Form 10-K/A
period 2014-12-31
Meridian Bancorp, Inc.
filed 2015-04-30
CIK 1600125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2014

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Meridian Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 13, 2015. In accordance with General Instruction G(3), the Company is now filing this amendment to include in the Form 10-K the information required to be filed pursuant to Part III of Form 10-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The Board of Directors of Meridian Bancorp is presently composed of 12 members. The Board is divided into three classes, each with three-year staggered terms, with approximately one-third of the directors elected each year. Information regarding the directors is provided below. Unless otherwise stated, each individual has held his or her current occupation for the last five years. The age indicated in each biography is as of December 31, 2014.

All of the directors are long time residents of the communities served by the Company and its subsidiaries and many of such individuals have operated, or currently operate, businesses located in such communities. As a result, each nominee and director continuing in office has significant knowledge of the businesses that operate in the Company’s market area, an understanding of the general real estate market, values and trends in such communities and an understanding of the overall demographics of such communities. Additionally, as residents of such communities, each nominee and continuing director has direct knowledge of the trends and developments occurring in such communities. As a community banking institution, the Company believes that the local knowledge and experience of its directors assists the Company in assessing the credit and banking needs of its customers, developing products and services to better serve its customers and in assessing the risks inherent in its lending operations. As local residents, our nominees and directors are also exposed to the advertising, product offerings and community development efforts of competing institutions which, in turn, assists the Company in structuring its marketing efforts and community outreach programs.

Directors with Terms Ending in 2015:

Marilyn A. Censullo, a Certified Public Accountant, has been a partner in the accounting firm of Naffah & Company, P.C. since 2000, and has over 30 years of experience as an accountant. Ms. Censullo has significant experience with the application of generally accepted accounting principles and matters of business finance and business transactions. Ms. Censullo’s professional and business experience provides the Board with valuable insight into the accounting and public reporting issues faced by the Company and in assessing strategic transactions involving the Company. Age 57. Director since 2007.

Richard J. Gavegnano was in the investment business for 37 years with national New York Stock Exchange member firms, and retired in 2006 ending his career as a Vice President with A.G. Edwards & Sons, Inc. He has been associated with East Boston Savings Bank for 40 years serving as corporator, trustee and director. Mr. Gavegnano has served as Chairman of the Board of East Boston Savings Bank and the Company since 2003 and 2006, respectively. In 2007, Mr. Gavegnano was appointed Chief Executive Officer of the Company and Investor Relations Officer of the Company, and in 2014 was appointed President of East Boston Savings Bank and the Company. Mr. Gavegnano has experience in business development, commercial real estate and investments. Mr. Gavegnano’s positions as Chairman of the Board and Chief Executive Officer foster clear accountability, effective decision-making, a clear and direct channel of communication from senior management to the full Board, and alignment on corporate strategy. Age 67. Director since 1995.

Edward L. Lynch has been an Attorney at Law, Sole Practitioner, for the past 39 years specializing in real estate closings. His experience as a lawyer assists the Board in analyzing and addressing the legal requirements of the Company and its subsidiaries, including any litigation matters. Age 73. Director since 2001.

Gregory F. Natalucci is a former auditor with CNA Financial Corporation, a commercial and property-casualty insurer. Mr. Natalucci practiced in this field for over 35 years. In connection with his position with CNA Financial he gained extensive knowledge of audit practices and of the insurance industry. Mr. Natalucci’s experience provides the Board with experience when assessing the Company’s accounting and internal audit practices and with respect to its insurance needs in general. Age 69. Director since 2002.

Directors with Terms Ending in 2016:

Anna R. DiMaria has been an Attorney at Law with the Law Offices of Michael A. D’Avolio for over 20 years. Ms. DiMaria’s background as an attorney provides the Board of Directors with a unique perspective in addressing the legal requirements of the Company and its subsidiaries. Her professional experience also provides the Company with expertise in the areas of real estate and estate law. Age 69. Director since 2006.

Richard F. Fernandez has been Chief Financial Officer at Stoughton Recycling Technologies, LLC since 2010 and has been a merger and acquisition/banking consultant since 2006. Mr. Fernandez was a Commercial Lending Regional Manager for Sovereign Bank from 2000 to 2006. Mr. Fernandez has 40 years commercial lending experience at several institutions, including Sovereign Bank, US Trust Company, and Shawmut Bank. Mr. Fernandez’s extensive knowledge in mergers and acquisitions is valuable in assisting the Board of Directors with evaluating strategic planning initiatives and growth opportunities, which from to time are important strategies for the Company. Age 72. Director since 2008.

Domenic A. Gambardella is the former owner and President of Meridian Insurance Agency Inc., an insurance agency, and was the owner of a financial services firm focused on small businesses. Mr. Gambardella’s experience as President of an insurance agency gives him unique insights into the Company’s challenges, opportunities and operations in the insurance products field and generally in the area of wealth management and non-depository products that are offered by the Company and its subsidiaries. Age 68. Director since 1995.

Thomas J. Gunning is Executive Director of Building Trades Employers Association, a multi- trade organization that represents over 250 contractors affiliated with 11 different building trade unions. Mr. Gunning’s experience in legislative matters, labor relations and contract negotiations brings the Board of Directors the perspective of someone who is familiar with all facets of labor matters. Mr. Gunning served as a director of Mt. Washington Co-operative Bank since 2008 and became a director of the Company as result of the Bank’s acquisition of Mt. Washington Co- operative Bank in January 2010. Age 61. Director since 2010.

Directors with Terms Ending in 2017:

Vincent D. Basile is a self-employed management consultant who has published articles on management leadership in national journals and has served as Clerk of East Boston Savings Bank since 2007 and has served as the Corporate Secretary of the Company since its formation. Mr. Basile’s knowledge of best management practices, corporate governance matters and his contacts with local community leaders, politicians and municipalities gives him insights into the Company’s challenges and opportunities in its lending area and in assessing and securing the location of branches and offices. Previously, Mr. Basile was a Regional Administrator in the Massachusetts Office of the Commissioner of Probation, and served as the Chairman of the Board of Omega Marketing, formerly an East Boston-based manufacturer of high performance life jackets. Mr. Basile is also a retired Lt. Colonel in the U.S. Army Reserve. He has been a Corporator of the Company since 1977. Age 75. Director since 2002.

Edward J. Merritt serves as Executive Vice President, Business Development and Community Reinvestment, and became a Board member as a result of the Bank’s acquisition of Mt. Washington Co-operative Bank. Previously, Mr. Merritt served as the President and Chief Executive Officer and a director of Mt. Washington Cooperative Bank for over 11 years. Mr. Merritt’s long-term experience with managing the day-to-day operations of a community banking institution operating in a community in which the Company previously had limited market penetration also provides the Board with additional perspective with respect to such market area and assists the Board in recognizing and assessing growth opportunities in the market area in which Mt. Washington Cooperative Bank operated. Age 55. Director since 2010.

James G. Sartori retired as Treasurer of Bandwagon, Inc., an importer and distributor company, in 2011. Mr. Sartori’s experience as Treasurer for over 37 years provides the Board with the perspective of someone experienced in financial and accounting issues. Age 71. Director since 2001.

Carl A. LaGreca is a Certified Public Accountant. He is the President of Forman, Itzkowitz, Berenson & LaGreca, PC, an accounting firm in Waltham, Massachusetts, where he has been employed for 29 years. Mr. LaGreca has significant expertise and background with regard to accounting matters, the application of generally accepted accounting principles and matters of business finance and business transactions. Mr. LaGreca’s professional and business experience provides the Board with valuable insight into the accounting and public reporting issues faced by the Company and in assessing strategic transactions involving the Company. Age 68. Director since January 2009.

Information about Named Executive Officers

The following provides information regarding our executive officers as of December 31, 2014, that are not directors of the Company.

Mark L. Abbate, Executive Vice President, Treasurer and Chief Financial Officer of Meridian Bancorp, Inc. and East Boston Savings Bank, joined us in January 2010. From July 2009 to December 2009, Mr. Abbate served as Chief Financial Officer of Home Loan Investment Bank, FSB, Warwick, Rhode Island. From December 2007 through July 2009, Mr. Abbate was Executive Vice President and Chief Financial Officer of Service Bancorp, Inc. and Strata Bank of Franklin, Massachusetts. From March 2006 through December 2007, Mr. Abbate was a consultant based in Boston providing project consulting leadership to financial institutions in need of finance, accounting and risk management support. Age 59.

John Migliozzi, Executive Vice President, Real Estate Lending of East Boston Savings Bank, joined us in 1998. Mr. Migliozzi began his career with us as a Commercial Lender. Age 57.

John A. Carroll, Executive Vice President, who was appointed Chief Operating Officer of Meridian Bancorp, Inc. and East Boston Savings Bank on March 5, 2014, joined us in 2012. Mr. Carroll previously served as our Chief Information Officer. Previously, Mr. Carroll served as Senior Vice President, Operations & Technology for nearly eight years at DanversBank prior to its acquisition by People’s United Bank. Age 48.

Frank P. Romano, Executive Vice President, Corporate Banking of East Boston Savings Bank, joined us in July 2011. He had worked at the former DanversBank since 2003 as Senior Vice President, Group Head of Corporate Banking; prior to that, from 1999 at Warren Bank as Senior Vice President, Head of Middle Market Lending; and similar roles at Eastern Bank and The Bank for Savings since 1983. Age 60.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on the Company’s review of copies of the reports it has received and written representations provided to it from the individuals required to file the reports, the Company believes that Director Richard F. Fernandez filed one late form 4 to report the purchase of 1,000 shares of common stock, and that each of its other executive officers and directors has complied with applicable reporting requirements for transactions in Meridian Bancorp common stock during the year ended December 31, 2014.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct that is designed to promote the highest standards of ethical conduct by the Company’s directors, executive officers and employees. The Code of Ethics and Business Conduct requires that the Company’s directors, executive officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest. Under the terms of the Code of Ethics and Business Conduct, directors, executive officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Ethics and Business Conduct. A copy of the Code of Ethics and Business Conduct can be found in the “Investor Relations—Corporate Governance” section of the Company’s website, www.ebsb.com. Amendments to and waivers from the Code of Ethics with respect to directors and executive officers will also be disclosed on the Company’s website.

As a mechanism to encourage compliance with the Code of Ethics and Business Conduct, the Company has established procedures to receive, retain and treat complaints regarding accounting, internal accounting controls and auditing matters. These procedures ensure that individuals may submit concerns regarding questionable accounting or auditing matters in a confidential and anonymous manner. The Code of Ethics and Business Conduct also prohibits the Company from retaliating against any director, executive officer or employee who reports actual or apparent violations of the Code of Ethics and Business Conduct.

Audit Committee

The Board of Directors has established an Audit Committee consisting of Directors Marilyn A. Censullo, Carl A. LaGreca and Gregory F. Natalucci. In addition to meeting the independence requirements of the Nasdaq Stock Market, Inc., each member of the Audit Committee meets the audit committee independence requirements of the Securities and Exchange Commission. The Board of Directors has determined that each of Marilyn A. Censullo and Carl A. LaGreca qualifies as an audit committee financial expert under the rules of the Securities and Exchange Commission.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our Compensation Philosophy. Our compensation philosophy starts from the premise that the success of Meridian Bancorp and East Boston Savings Bank depends, in large part, on the dedication and commitment of the people we place in key operating positions to drive our business strategy. We strive to provide our management team with incentives tied to the successful implementation of our corporate objectives. We also recognize that we operate in a competitive environment for talent. Therefore, our approach to compensation considers the full range of compensation techniques that enable us to compare favorably with our peers as we seek to attract and retain key personnel.

We base our compensation decisions on four basic principles:

•	Meeting the Demands of the Market—Our goal is to compensate our employees at competitive levels in relation to surveyed averages. We strive to position the bank as a preferred employer among our peers who provide similar financial services in the regional market. Base pay and incentive pay for all employees, and stock-based benefit plans for eligible employees are positioned relative to our peers’ offerings to either meet or exceed, or in some cases lag, depending on the employment environment. Base pay at equitable levels is most important in meeting the market. It is the component of compensation that most directly affects current and near-term standard of living and it is the most easily compared between competing job offers. Our annual cash bonus plan (the “Incentive Compensation Plan”) is almost as important as it focuses rewards based on current year individual and bank performance.

•	Aligning with Stockholders—We use equity compensation as a key component of our compensation mix to develop a culture of ownership among our key personnel and to align their individual financial interests with the interests of our stockholders. Long-term incentives such as the 2008 Equity Incentive Plan (the “EIP”) and the Employee Stock Ownership Plan (the “ESOP”) are important in aligning interests with stockholders. The ESOP and the EIP place stock in the hands of employees and executives over the course of time and have become an increasingly important part of total compensation.

•	Driving Performance—We will structure compensation around the attainment of company-wide, business unit and individual targets that return positive results to our bottom line. Base pay rates are subject to annual merit increases that result from performance evaluations. These performance-based increases are directly tied to individual contributions to bank performance and, over time, become a material portion of pay resulting from accomplishments. Our Incentive Compensation Plan is tied directly to individuals’ performance and loan production, deposit generation, net earnings, cost of funds and efficiency of enterprise-wide performance. In this plan, individuals’ performance is rewarded, but only if East Boston Savings Bank performance reaches certain targets established by the Compensation Committee. The plan itself sets a target bonus payout if bank performance meets budget projections. There are also significantly lesser payouts available under the plan at two lower tiers of performance and two higher tiers set as stretch targets. The difference between tiers is determined in order to draw a clear relationship between bank performance and rewards.

•	Reflecting our Business Philosophy—Our approach to compensation reflects our values and the way we do business in the communities we serve: compensation rates that are priced to be valued by the market and prudent for the organization’s strategic well- being. Base pay and the incentive compensation plan are meant to place a recognizable fair value on employment at East Boston Savings Bank. Long-term incentives, such as the EIP, represent longer-term value in the employment relationship.

We have considered the most recent stockholder say-on-pay advisory vote in determining compensation policies and decisions. In light of strong stockholder support, the Compensation Committee concluded that no revisions were necessary to our executive officer compensation program.

Elements of the Compensation Package. The executive compensation program has three key elements of total direct compensation: base salary, annual incentives and long-term incentives, such as stock option and restricted stock awards.

Adjustments to base pay in the form of merit increases are limited by a cap on increases. The cap is recommended by the Senior Vice President of Human Resources to the Compensation Committee of the Board of Directors. It is based on surveyed projected caps of peers, the current competitive position being assumed by East Boston Savings Bank for recruitment purposes and informed by the current Consumer Price Index—All Urban Consumers (the “CPI-U”) as a proxy for inflation, and by the unemployment rate. The inflation rate is used as an additional benchmark when possible to ensure that merit increases will have meaning to employees in terms of purchasing power. At times of high inflation it is not necessarily possible to use this benchmark due to prohibitive cost. Base pay merit increases are computed using a numerical performance evaluation score for each individual on a scale from one to five, calculating that score as a percentage of a top score of five; then applying that percentage to the actual cap. Caps in recent years have been 3.25% and 3.50%.

The Incentive Compensation Plan is structured for all eligible employees on the basis of five tiers of overall bank performance. The middle tier reflects bank performance centered on our budgets for loan production, deposit generation, net earnings, cost of funds and efficiency. Each of these five performance elements is assigned a numerical value for middle tier performance and for two lower performance tiers and two higher performance tiers. Depending on how we score regarding these five elements an overall score will place the level of bonus payout at one of these five levels, or below the scale entirely, in which case the Board may pay a bonus using other criteria, or not pay a bonus at all. This plan has been benchmarked to peers’ similar plans using data from the Pearl Meyer & Partners survey, as explained below.

An individual’s performance determines the level of bonus they can receive within the bank’s performance level as described above. An employee who is rated as satisfactory on his or her performance evaluation would receive a certain percentage of gross pay in the form of a bonus. An employee who is rated as less than satisfactory forfeits the bonus entirely and employees who are rated above satisfactory receive a higher percentage of pay as bonus.

Base Compensation. The salaries of our executive and other officers are reviewed at least annually to assess our competitive position and make any necessary adjustments. Our goal is to maintain salary levels for our officers at a level consistent with base pay received by those in comparable positions at peer banks. To further that goal, we obtain peer group information from a variety of independent sources. Our primary source is a comprehensive annual “Banking Compensation Survey Report” issued by Pearl Meyer & Partners in conjunction with the Massachusetts Bankers Association. Its 2014 report contained data from 111 institutions and included a peer group that we use as a reference: a $1 billion and above asset size peer group (consisting of 34 institutions).

The $1 billion and above asset size peer group consisted of the following institutions:

Avidia Bank	Institution for Savings in Newburyport
Bank Newport	Jeanne D’Arc Credit Union
Bay Coast Bank	Middlesex Savings Bank
Belmont Savings Bank	Needham Bank
Berkshire Bank	Northern Bank & Trust Company
Bristol County Savings Bank	Pawtucket Credit Union
Cambridge Savings Bank	PeoplesBank
Century Bancorp Inc.	Rockland Trust Company
Commerce Bank	Salem Five Cents Savings Bank
Country Bank	Savings Institute Bank & Trust
Dedham Institution for Savings	The Cape Cod Five Cents Savings
East Boston Savings Bank	The Washington Trust Company (RI)
Eastern Bank	Unibank
Easthampton Savings Bank	Watertown Savings Bank
Enterprise Bank and Trust	Webster Bank (CT)
Greylock Federal Credit Union	Westfield Bank
HarborOne Credit Union	Workers Credit Union

The survey’s data on projected pay raise budgets and adjustments to pay grades are used in our decision-making process, as well as data on short-term incentives.

The midpoints of our pay grades are compared to those averaged in the survey, then adjusted for the age of the data and the survey’s forecast of future grade changes. Individuals’ compensation was reviewed with the comparable surveyed position in terms of competitive pay grade and current rate of pay in relation to the average surveyed 25th, 50th and 75th percentiles. Ultimately, any individual’s rate of pay was determined with these criteria in mind, but mainly through performance evaluations and those particulars of the recruitment process that determined the rate of pay at hire. Rates that may diverge materially from time to time from survey averages are typically driven by our particular needs and employment market trends.

We also evaluate salary levels at the time of promotion or other change in responsibilities or as a result of commitments we made when a particular officer was hired. Individual performance and retention risk are also considered as part of our annual compensation assessment. Officers are rated on competencies, such as knowledge and business development but are also rated on the attainment of mutually agreed upon pre-determined goals and objectives for each individual officer which are specific to each calendar-year rating period based on our strategic plan, and market, performance and regulatory initiatives. These evaluations are performed at the end of each year and are used to determine both merit increases to base salary and the individual performance component of the incentive compensation plan.

The Compensation Committee used an analysis of sample jobs’ salary grade midpoints from the Pearl Meyer & Partners 2014 Banking Compensation Survey to measure the competitiveness of the bank’s salary grade structure. That analysis plotted the average salary grade midpoints of 30 jobs against the actual salary grade midpoints of those comparable bank jobs (representing approximately 25% of the bank’s jobs). Average differences were calculated and the Committee found that the trend line of the differences warranted adjustment of the Bank’s salary grades up by 2.0%. The committee also took into consideration the Bank’s competitive position in recruitment and the change in cost of living over the previous year as measured by CPI.

Annual Cash Bonuses under our Incentive Compensation Plan. The objective of our Incentive Compensation Plan is to motivate and reward our employees for achieving specific company and individual goals that support the strategic plan. All bonus payments under this plan are determined at the discretion of the Compensation Committee and no officer or employee has a right to a bonus under this plan unless the Compensation Committee has specifically authorized the bonus. Rewards under this plan represent compensation that must be earned each year based on performance relative to company and individual standards.

All of our “Named Executive Officers” are eligible to receive an annual cash bonus under our Incentive Compensation Plan upon the successful performance of East Boston Savings Bank and the attainment of individual performance goals. Our Named Executive Officers for the year ended December 31, 2014 were Richard J. Gavegnano, Chairman of the Board, President and Chief Executive Officer, Edward J. Merritt, Executive Vice President, Business Development and Community Reinvestment, Mark L. Abbate, Executive Vice President, Treasurer and Chief Financial Officer, John Migliozzi, Executive Vice President, Real Estate Lending and Frank P. Romano, Executive Vice President, Corporate Banking. The entire amount of the bonus is discretionary and is determined by the Compensation Committee. For 2014, the Compensation Committee determined the bonus amounts by reviewing East Boston Savings Bank’s loan growth, deposit growth, cost of funds, net operating income and efficiency ratio, as well as the contributions of our Named Executive Officers to our success. The amounts of the bonuses paid in 2015 for the year 2014 under this plan are included in the Summary Compensation Table in the column labeled “Bonus.” For 2014, the amount of the incentive cash bonus payable to a Named Executive Officer could range from 0% to 50% of a Named Executive Officer’s salary.

The total bonus pool which may be distributed under the Incentive Compensation Plan equals 10% of the net operating income of the Company, unless the Compensation Committee authorizes a different amount.

To determine the amount of the cash bonus payable to our Named Executive Officers in 2015 for the year 2014, company goals, which are defined each year, are first measured by comparing five performance measures with actual results. For 2014, the performance measures were as follows:

Performance Measure (1)	Weight (%)	Threshold	Target	Maximum	Actual Results	Points	Weighted Points
Net Loan Growth	25.0	4.61%	13.27%	20.77%	16.85%	4	4
Deposit Growth	12.5	7.53%	10.54%	12.54%	11.36%	3	1.5
Cost of Funds	12.5	1.00%	0.80%	0.67%	0.80%	3	1.5
Net Operating Income	25.0	$16,107	$20,877	$23,677	$33,475	5	5
Efficiency Ratio	25.0	81.31%	72.56%	67.31%	68.84%	4	4

(1)	Each Performance Measure is calculated in accordance with Generally Accepted Accounting Principles (“GAAP”) or from amounts presented in accordance with GAAP. Net Operating Income is referred to as Income before Income Taxes in the Company’s Form 10-K filed on March 13, 2015 with the Securities and Exchange Commission.

The Incentive Compensation Plan weights the relative importance of each of the performance measures and assigns a number of points (from “1” to “5”) to the level of achievement of each such performance measure. The Plan may achieve five points for each 25% weighted measure if the maximum goal is achieved under a performance measure and no points if the threshold goal is not achieved. Achievement between threshold and maximum will result in attainment of one to four points for the relevant performance measure. For 2014, based on actual results, three points were achieved for Deposit Growth, four points were achieved for Net Loan Growth, three points were achieved for Cost of Funds, five points were achieved for Net Operating Income and four points were achieved for Efficiency Ratio. The points achieved were then adjusted based on the relative weight given to the performance measure and the weighted points were multiplied by “5” in order to determine the percentage achievement of the performance goals. Based on the above, the Company achieved 80% of the maximum performance measures. After determining the Company performance, the Compensation Committee uses a table to determine the amount of the bonus payable to a Named Executive Officer, which is as follows:

Performance Scale	Amount of Bonus for Richard J. Gavegnano	Amount of Bonus for Edward J. Merritt	Amount of Bonus for Mark L. Abbate, John Migliozzi and Frank P. Romano
20	10%	8%	6%
40	14% - 18%	10% - 14%	8% - 12%
60	17% - 25%	13% - 18%	11% - 15%
80	25% - 35%	17% - 25%	14% - 20%
100	35% - 50%	25% - 35%	20% - 27%

In 2014, since the Company achieved 80% on the performance scale, Mr. Gavegnano was eligible to receive a bonus in 2014 equal to 25% to 35% of his base salary; Mr. Merritt was eligible to receive a bonus equal to 17% to 25% of his base salary; and the other Named Executive Officers were eligible to receive a bonus equal to 14% to 20% of their base salary. As described above, all bonuses are subject to the discretion of the Compensation Committee and the Compensation Committee may decide to award a bonus that is higher or lower than suggested in the above tables. The Compensation Committee considers the executive’s individual performance in determining the amount of his or her award.

For the 2014 year, the Compensation Committee awarded bonuses to Mr. Gavegnano, Mr. Merritt, Mr. Abbate, Mr. Migliozzi and Mr. Romano in the amounts of $210,000, $66,022, $45,078, $48,556 and $44,139 respectively, with such bonuses paid in the first quarter of 2015.

Long-Term Compensation. We established a long-term incentive compensation program, the 2008 Equity Incentive Plan (“EIP”), to deliver competitive awards to our management team. We use the EIP to reward outstanding performance with incentives that focus our management team on the task of creating long-term stockholder value. By increasing the equity holdings of our management team, we provide them with a continuing stake in our success. The nature and size of awards made under the EIP are based on a number of considerations, including regulatory requirements, awards made to individuals holding comparable positions among our peer group of financial institutions, internal equity, revenue generation and the tax or accounting treatment of specific equity compensation techniques. No grants were made under the EIP in 2014.

Role of the Compensation Committee. We have established a Compensation Committee of the Board of Directors of Meridian Bancorp to develop our executive compensation program and to monitor the success of the program in achieving the objectives of our compensation philosophy. The Committee, which consists of Ms. DiMaria, Ms. Censullo and Mr. Gambardella, all independent directors, are responsible for the administration of our compensation programs and policies, including the administration of our cash- and stock-based incentive programs. The Committee evaluates the performance of our Chief Executive Officer and other executive officers and approves all compensation decisions relating to our executive officers. The Chief Executive Officer does not participate in discussions related to his compensation or the Committee’s review of any documents specifically related to his compensation. The Committee operates under the mandate of a formal charter that establishes a framework for the fulfillment of its responsibilities.

Role of Management. Our Chief Executive Officer makes recommendations as to the appropriate mix and level of compensation for other executive officers to the Compensation Committee and determines the compensation for subordinates of executive officers. In making his recommendations, the Chief Executive Officer considers the objectives of our compensation philosophy and the range of compensation programs authorized by the Compensation Committee. Our Chief Executive Officer will not participate in discussions related to his compensation or the Committee’s review of any documents related to the determination of his compensation, however.

Peer Group Analysis. In its review of overall compensation, the Compensation Committee has referred to information published by Massachusetts Bankers Association/Pearl Meyer and Partners with respect to compensation paid by a peer group of 34 financial institutions of similar assets size and geographic location. We are also a participant in McLagan’s Regional & Community Banks compensation survey, and we use the data in our Northeast Region Custom Report for comparison purposes. As a public company, a critical element of our compensation philosophy and a key determinant of specific compensation decisions for our management team will be a comparative analysis of our compensation mix and levels relative to a peer group of publicly-traded banks and thrifts. We firmly believe that the cornerstone of our compensation program is the maintenance of a competitive compensation program relative to the companies with whom we compete for talent. The peer group will reflect consideration of several factors, including geographic location, size, operating characteristics, and financial performance.

Allocation Among Compensation Components. Under our present structure, base salary has represented the largest component of compensation for our executive officers. As a public company, we expect that the mix of base salary, bonus and long-term cash and equity compensation will vary, depending upon the role of the individual officer in the organization. In allocating compensation among these elements, we believe it is important that the compensation of our named executive officers should be predominantly performance-based (other than base salary), while lower levels of management should receive a greater portion of their compensation in base salary.

Severance and Change in Control Benefits. We have entered into employment agreements with Mr. Gavegnano and Mr. Merritt and change in control agreements with Messrs. Abbate, Migliozzi and Romano on terms consistent with the compensation packages for the senior management among our peers and a severance plan for certain other employees. The severance payments under these agreements, which are contingent on the occurrence of certain termination events, are intended to provide the executive with a sense of security in making the commitment to dedicate his or her professional career to the success of our company.

Tax and Accounting Considerations. In consultation with our advisors, we evaluate the tax and accounting treatment of each of our compensation programs at the time of adoption and on an annual basis to ensure that we understand the financial impact of the program. Our analysis includes a detailed review of recently adopted and pending changes in tax and accounting requirements. As part of our review, we consider modifications and/or alternatives to existing programs to take advantage of favorable changes in the tax or accounting environment or to avoid adverse consequences. To preserve maximum flexibility in the design and implementation of our compensation program, we have not adopted a formal policy that requires all compensation to be tax deductible. However, to the greatest extent possible, it is our intent to structure our compensation programs in a tax efficient manner.

Retirement Benefits; Employee Welfare Benefits. Currently, our primary retirement savings vehicle is our defined contribution 401(k) plan, which enables our employees to supplement their retirement savings with elective deferral contributions that we match at specified levels. In connection with our stock offering, East Boston Savings Bank adopted an employee stock ownership plan for eligible employees of the Bank. (See “Employee Stock Ownership Plan.”) In addition to retirement programs, we provide our employees with coverage under medical, life insurance and disability plans on terms consistent with industry practice. We also entered into supplemental executive retirement agreements with certain officers to provide them with supplemental benefits. (See “Pension Benefits.”)

Director Compensation. Our outside directors are compensated with meeting fees. We do not pay any annual or other retainer fees. Directors who are also employees of East Boston Savings Bank do not receive additional compensation for service on the board. The level and mix of director compensation is revised by the Compensation Committee on a periodic basis to ensure consistency with the objectives of our overall compensation philosophy. We also entered into supplemental executive retirement agreements with certain directors to provide them with supplemental benefits (See “Directors Compensation.”) Our review of director compensation also considers the increased responsibility and liability of directors at publicly traded companies due to changes in the regulatory environment and the heightened scrutiny of corporate governance practices.

Stock Compensation Grant and Award Practices. As a public company, we expect that our Compensation Committee’s grant-making process will be independent of any consideration of the timing of the release of material nonpublic information, including with respect to the determination of grant dates or stock option exercise prices. Similarly, we expect that the release of material nonpublic information will never be timed with the purpose or intent to affect the value of executive compensation.

Stock Ownership Requirements. We have not adopted formal stock ownership requirements for our senior officers and board members. The Compensation Committee reviews prevailing practices among peer companies, including those with respect to stock ownership guidelines, in determining whether such guidelines are appropriate.

The Compensation Committee believes that any risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on Meridian Bancorp, Inc. and East Boston Savings Bank. In addition, the Compensation Committee believes that the mix and design of the elements of our executive compensation does not encourage management to assume excessive risks. In its review, the Compensation Committee concluded that significant weighting towards long-term incentive compensation discourages short-term risk taking and that the significant number of shares of stock of Meridian Bancorp, Inc. owned by the Named Executive Officers discourages excessive risk taking.

Compensation for the Named Executive Officers in 2014

Chief Executive Officer Compensation. In determining compensation for Mr. Gavegnano, our Chief Executive Officer, the Compensation Committee reviewed salaries and pay grades of similar executives at peer institutions as compiled by an industry standard survey. Using this data the Committee determined a base salary for Mr. Gavegnano of $600,000 for 2014.

Compensation for our Other Named Executive Officers. In determining base salary for Messrs. Merritt, Abbate, Migliozzi and Romano, the Compensation Committee reviewed salaries and pay grades of similar executives at peer institutions as compiled by the survey referred to above. Using this data, the Committee determined equitable pay scales within which annual merit increases would be made. The Committee then determined the merit increases based on written analyses of the accomplishments and attainment of goals for each executive during the preceding year. This resulted in annual base salaries of $314,394 for Mr. Merritt, $225,392 for Mr. Abbate, $242,779 for Mr. Migliozzi and $220,695 for Mr. Romano for 2014.

Three factors affect the salaries of our named executives: salary negotiated at hire or appointment, annual merit increases and market adjustments. Mr. Gavegnano’s salary was adjusted to a market competitive rate based on the Pearl Meyer & Partners survey.

The $600,000 salary equated to the 3rd quartile of the average base salary of the Chief Executive Officers within our peer group according to the 2014 Pearl Meyer & Partners survey. Mr. Merritt’s salary was within the 3rd quartile for top executives within his division’s asset size group in the survey. Mr. Abbate’s was within the 2nd quartile, Mr. Migliozzi’s was in the 3rd quartile, and Mr. Romano’s was in the 3rd quartile of the survey.

Incentive Compensation/Bonus. Bonus amounts were paid to the named executives according to the terms of the Incentive Compensation Plan. The plan places greater emphasis on overall bank performance than on individual performance and resulted in payments in 2014 for the year 2013 that were 103% of surveyed average for Mr. Gavegnano, 83% of average for Mr. Migliozzi, 68% of average for Mr. Abbate, 121% of average for Mr. Merritt and 76% of average for Mr. Romano. Surveyed averages are not yet available for comparison to the bonus amounts paid in 2015 for 2014. The particulars of this plan are discussed in greater detail elsewhere in this document.

Compensation Decisions for the Named Executive Officers in 2015

For the 2015 year, the Compensation Committee increased annual base salaries for Mr. Gavegnano, Mr. Merritt, Mr. Abbate, Mr. Migliozzi and Mr. Romano to $675,000, $323,637, $233,123, $250,936 and $228,111, respectively.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis that is required by the rules established by the Securities and Exchange Commission. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the annual report. See “Compensation Discussion and Analysis.”

Compensation Committee of the Board of Directors of Meridian Bancorp, Inc.

Domenic A. Gambardella, Chair

Marilyn A. Censullo

Anna R. DiMaria

Summary Compensation Table

The following table sets forth information concerning compensation received for the years ended December 31, 2014, 2013 and 2012, respectively, by the Named Executive Officers.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)		Option Awards ($)(1)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(2)		All Other Compensation ($)(3)		Total ($)
Richard J. Gavegnano,	2014		$600,000		$210,000		$—		$—		$866,253		$47,582		$1,723,835
Chairman of the Board, President and Chief Executive Officer	2013 2012	$ $	540,000 500,000	$ $	189,000 175,000	$ $	63,980 —	$ $	43,800 —	$ $	859,285 619,535	$ $	38,647 36,280	$ $	1,734,712 1,330,815

Edward J. Merritt,	2014		$314,394		$66,022		$—		$—		$—		$81,610		$462,026
Executive Vice President, Business Development and Community Reinvestment	2013 2012	$ $	305,622 296,490	$ $	64,181 70,123	$ $	18,280 —	$ $	5,840 —	$ $	— —	$ $	74,748 73,793	$ $	468,671 440,406

Mark L. Abbate,	2014		$225,392		$45,078		$—		$—		$—		$31,122		$301,592
Executive Vice President, Treasurer and Chief Financial Officer	2013 2012	$ $	217,917 211,449	$ $	43,584 42,290	$ $	18,280 —	$ $	5,840 —	$ $	— —	$ $	25,292 24,345	$ $	310,913 278,084

John Migliozzi,	2014		$242,779		$48,556		$—		$—		$—		$30,477		$321,812
Executive Vice President, Real Estate Lending	2013 2012	$ $	235,046 220,000	$ $	58,762 44,000	$ $	18,280 —	$ $	5,840 —	$ $	— —	$ $	24,313 24,625	$ $	342,241 288,625

Frank P. Romano,	2014		$220,695		$44,139		$—		$—		$—		$31,733		$296,567
Executive Vice President, Corporate Banking	2013 2012	$ $	213,666 206,720	$ $	53,516 41,344	$ $	18,280 —	$ $	5,840 —	$ $	— —	$ $	24,044 15,436	$ $	315,346 263,500

(1)	The amounts shown reflect the grant date fair value of restricted stock awards or stock options, as applicable, computed in accordance with FASB ASC Topic 718. Refer to the Company’s Form 10-K filed on March 13, 2015 with the Securities and Exchange Commission for the assumptions relating to these awards.
(2)	Represents the actuarial change in pension value in the executive’s account from December 31 of the prior year to December 31 of the reported year under a Supplemental Executive Retirement Agreement.
(3)	For 2014, employer contributions under the company match and safe harbor provisions of the 401(k) Plan were $15,165, $15,600, $14,718, $15,600 and $13,712 for Messrs. Gavegnano, Merritt, Abbate, Migliozzi and Romano, respectively. The amount of premiums paid for long term care insurance was $1,585 for Mr. Gavegnano. For 2014, employer contributions under the ESOP were $13,173 each for Messrs. Gavegnano, Merritt, Abbate, Migliozzi and Romano, respectively. For 2014, imputed income from life insurance provided by the bank was $17,659, $2,837, $3,231, $1,704 and $4,848 for Messrs. Gavegnano, Merritt, Abbate, Migliozzi and Romano, respectively. For Mr. Merritt, we contributed $50,000 under his Supplemental Executive Retirement Agreement.

Employment Agreements

East Boston Savings Bank has entered into substantially similar employment agreements with Richard J. Gavegnano, its President and Chief Executive Officer, and Edward J. Merritt, Executive Vice President, Business Development and Community Reinvestment.

Each employment agreement provides for a two-year term. The term of Mr. Gavegnano’s agreement extends on a daily basis and Mr. Merritt’s extends on an annual basis, unless written notice of non-renewal is given by the Board of Directors of East Boston Savings Bank or by the executive. The current base salary under the employment agreement for Mr. Gavegnano is $675,000 and $323,637 for Mr. Merritt. In addition to a base salary, each employment agreement provides for, among other things, participation in our annual incentive plan and certain employee benefits plans. Each employment agreement provides for termination by East Boston Savings Bank for cause, as defined in the agreement, at any time. If East Boston Savings Bank terminates the executive’s employment for reasons other than for cause, or if the executive resigns from East Boston Savings Bank for good reason (as defined in the employment agreement), then the executive would receive a lump sum severance payment equal to the sum of (i) two times current annual base salary (Mr. Merritt is also entitled to two times the average cash bonuses earned in the three years preceding the year of termination), and (ii) the value of 24 months of health insurance premiums. In that case, assuming a December 31, 2014 termination, Mr. Gavegnano would receive a severance benefit equal to $1,366,681 and Mr. Merritt would receive a severance benefit equal to $744,551. Upon termination of the executive for reasons other than a change in control (see below), the executive must adhere to a two year non-competition restriction.

Under each employment agreement, if voluntary or involuntary termination follows a change in control of East Boston Savings Bank or Meridian Bancorp, the executive would receive a severance payment equal to 2.99 times the executive’s “base amount,” less any other “parachute payments,” as those terms are defined under Section 280G of the Internal Revenue Code. In the event the executive terminates employment in connection with a change in control, the maximum severance payment Mr. Gavegnano and Mr. Merritt would receive (based on taxable compensation earned) would equal $1,503,970 and $890,174, respectively, assuming a December 31, 2014 termination. Generally, an executive’s “base amount” equals the average of the taxable compensation paid during the preceding five taxable years. In the event severance payments to the executive include an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code, such payment will be cutback by the minimum dollar amount necessary to avoid this result.

Change in Control Agreements

East Boston Savings Bank has entered into substantially similar change in control agreements with Mark L. Abbate, its Executive Vice President, Treasurer and Chief Financial Officer, John Migliozzi, its Executive Vice President, Real Estate Lending and with Frank P. Romano, its Executive Vice President, Corporate Banking. The change in control agreements provide that upon an involuntary termination, other than for cause, or voluntary termination for good reason (as defined in the agreement) following a change in control of Meridian Bancorp or East Boston Savings Bank, the executives would be entitled to a cash severance payment equal to two times their base salary and the highest level of cash bonus earned in any one of the three calendar years preceding the year of termination. In addition, the executives would be entitled to receive non-taxable medical and dental coverage substantially identical to the coverage maintained for the executive prior to their termination of employment for 24 months following their termination of employment. In the event severance payments to the executives include an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code, such payment will be cutback by the minimum dollar amount necessary to avoid this result. In the event of a termination of employment in connection with a change in control, the maximum severance payment Mr. Abbate, Mr. Migliozzi and Mr. Romano would receive (based on taxable compensation earned) equals $574,110, $647,862 and $584,383, respectively, assuming a December 31, 2014 termination of employment.

Benefit Plans

Employee Stock Ownership Plan. East Boston Savings Bank maintains an employee stock ownership plan for eligible employees of East Boston Savings Bank. Eligible employees who have attained age 18 and completed three months of service during a continuous 12-month period are eligible to participate in the employee stock ownership plan as of the first entry date following completion of the plan’s eligibility requirements. The employee stock ownership plan received a favorable determination letter from the Internal Revenue Service as recently as January 15, 2015.

In connection with the second-step conversion, the employee stock ownership plan trustee, on behalf of the employee stock ownership plan, purchased an additional 1,625,000 shares of Meridian Bancorp representing 5% of the shares issued in Meridian Bancorp’s second-step offering with proceeds from Meridian Bancorp’s loan to the employee stock ownership plan. The loan to the employee stock ownership plan was payable from East Boston Savings Bank’s contributions to the employee stock ownership plan and dividends payable on common stock held by the employee stock ownership plan over the 25-year term of the loan. East Boston Savings Bank’s annual cash contributions to the employee stock ownership plan at a minimum will be sufficient to service the annual debt of the employee stock ownership plan.

Shares purchased by the employee stock ownership plan are held in a suspense account and released on a pro rata basis as the loan is repaid. Discretionary contributions to the employee stock ownership plan and shares released from the suspense account are allocated among participants on the basis of each participant’s proportional share of compensation.

Participants vest 100% in the benefits allocated under the employee stock ownership plan upon completing three years of service with East Boston Savings Bank or its affiliates. A participant will become fully vested at retirement, upon death or disability, upon a change in control or upon termination of the employee stock ownership plan. Benefits are generally distributable upon a participant’s separation from service. Any unvested shares that are forfeited upon a participant’s termination of employment will be reallocated among the remaining plan participants.

Plan participants are entitled to direct the plan trustee on how to vote common stock credited to their accounts. The trustee will vote allocated shares held in the employee stock ownership plan as instructed by the plan participants and unallocated shares and allocated shares for which no instructions are received will be voted in the same ratio on any matter as those shares for which instructions are given.

Under applicable accounting requirements, compensation expenses for a leveraged employee stock ownership plan is recorded at the average fair market value of the employee stock ownership plan shares when committed to be released to participants accounts.

Grants of Plan-Based Awards.

There were no grants of plan-based awards to the Named Executive Officers during the year ended December 31, 2014.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised stock options and stock awards that have not vested as of December 31, 2014 for each Named Executive Officer.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (5)
Richard J. Gavegnano	428,470 183,630 3,673	— — 14,690	(1)	$ $ $	3.88 3.67 7.47	10/13/2018 10/27/2019 04/23/2023	— — 6,856	(1)	$ $ $	— — 76,924
Edward J. Merritt	9,794 490	2,448 1,958	(2) (1)	$ $	3.79 7.47	01/26/2020 04/23/2023	1,224 1,958	(2) (1)	$ $	13,733 21,969
Mark L. Abbate	34,278 490	8,569 1,958	(2) (1)	$ $	3.79 7.47	01/26/2020 04/23/2023	2,938 1,958	(2) (1)	$ $	32,964 21,969
John Migliozzi	24,484 12,242 7,345 490	— — 4,897 1,958	(3) (1)	$ $ $ $	3.88 3.67 5.47 7.47	10/13/2018 10/27/2019 05/11/2021 04/23/2023	— — 2,938 1,958	(3) (1)	$ $ $ $	— — 32,964 21,969
Frank P. Romano	14,690 490	9,794 1,958	(4) (1)	$ $	5.61 7.47	07/08/2021 04/23/2023	4,897 1,958	(4) (1)	$ $	54,944 21,969

(1)	Awards vest at a rate of 20% per year with the remaining awards vesting on April 23, 2015, 2016, 2017 and 2018.
(2)	Awards vest at a rate of 20% per year with the remaining awards vesting on January 26, 2015.
(3)	Awards vest at a rate of 20% per year with the remaining awards vesting on May 11, 2015 and 2016.
(4)	Awards vest at a rate of 20% per year with the remaining awards vesting on July 8, 2015 and 2016.
(5)	Based on the $11.22 per share trading price of our common stock on December 31, 2014.

Option Exercises and Stock Vested

The following table sets forth information regarding the value realized by our Named Executive Officers on option award exercises and stock awards vested during the year ended December 31, 2014.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Richard J. Gavegnano	—	$—	18,851	$205,648
Edward J. Merritt	—	$—	1,713	$16,812
Mark L. Abbate	—	$—	3,427	$33,369
John Migliozzi	—	$—	3,427	$36,175
Frank P. Romano	—	$—	2,937	$30,374

Equity Award Plan

The 2008 Equity Incentive Plan authorizes the issuance or delivery to participants of up to 3,547,732 shares of our common stock pursuant to grants of restricted stock awards, incentive stock options, non-qualified stock options and stock appreciation rights; provided, however, that no more than 2,534,094 shares may be issued or delivered in the aggregate pursuant to the exercise of stock options or stock appreciation rights, and no more than 1,013,638 shares may be issued or delivered pursuant to restricted stock awards. Upon a participant’s termination of service for reasons of death or disability, or in the event of a change in control, the participant would become fully vested in all equity awards under the plan. As of December 31, 2014, upon death or disability, Messrs. Gavegnano, Merritt, Abbate, Migliozzi and Romano would be entitled to the acceleration of their unvested restricted stock awards in the amount of $76,924, $35,702, $54,933, $54,933 and $76,913, respectively.

Pension Benefits

Supplemental Executive Retirement Agreement. East Boston Savings Bank has entered into a supplemental executive retirement agreement with Mr. Gavegnano.

The following table provides information with respect to Mr. Gavegnano’s supplemental executive retirement benefits that are not defined contribution plans and that provide for payments or benefits in connection with his retirement as of December 31, 2014.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Richard J. Gavegnano	Supplemental Executive Retirement Agreement	8.5	$3,892,366	—

Under Mr. Gavegnano’s agreement, if the executive terminates employment for any reason other than for cause, he will receive an annual benefit (paid monthly) equal to 70% of his final average compensation. For purposes of the agreement, final average compensation equals the three years’ base salary that results in the highest average. The annual benefit is generally payable in the form of an unreduced life annuity with a 50% spousal survivor annuity, or the actuarial equivalent of this benefit as a single lump sum distribution. The executive elected a lump sum payment in compliance with Internal Revenue Code Section 409A.

Mr. Gavegnano will become 100% vested in the annual benefit upon the completion of eight years of service (12.5% per year), which will occur when he attains the age of 68. He will become fully vested in his annual benefit immediately upon his death prior to his termination, a change in control of Meridian Bancorp or East Boston Savings Bank, or upon any involuntary termination other than for cause by Meridian Bancorp or East Boston Savings Bank.

Upon death, Mr. Gavegnano’s beneficiary is entitled to the annual benefit, which will be calculated as if Mr. Gavegnano had retired the day before his death. In the event Mr. Gavegnano becomes disabled, he will be entitled to his annual benefit, which will be calculated as if he had terminated his employment on the date of his disability with eight years of service.

As of December 31, 2014, Mr. Gavegnano’s lump sum benefit under his agreement is $4,782,309 upon his voluntary or involuntary termination, disability, death, or in the event of a change in control of Meridian Bancorp or East Boston Savings Bank followed by his termination of employment.

Non-qualified Deferred Compensation

The following table provides information for each nonqualified deferred compensation plan in which the named executive officers participated in 2014.

Name	Plan Name	Registrant Contributions in Last Fiscal Year ($) (1)	Aggregate Earnings in 2014 ($)	Aggregate Balance at Last Fiscal Year End ($) (2)
Edward J. Merritt	Supplemental Executive Retirement Agreement	$50,000	—	$966,921

(1)	Contributions included in the “Registrant Contributions in Last Fiscal Year” column are included as compensation for the named executive officer in the Summary Compensation Table.
(2)	Amounts included in the “Aggregate Balance at Last Fiscal Year End” have been reported as compensation for the named executive officer for the applicable years in which his summary compensation has been reported.

East Boston Savings Bank entered into a supplemental executive retirement agreement with Edward J. Merritt. Under the terms of the agreement, Mr. Merritt is generally entitled to the value of the accumulation account upon his termination of employment, death or disability. This accumulation account had a beginning balance of $716,921 and East Boston Savings Bank credits the accumulation account with an additional $50,000, as of each December 31st, provided that all additional amounts credited to the account shall not exceed $750,000 for Mr. Merritt. Upon a termination of employment, death or disability, the accumulation account shall be paid in installments to Mr. Merritt or his beneficiary, as applicable. As of December 31, 2014, Mr. Merritt would have received installment payments worth a total of $966,921, if the executive’s employment had terminated due to death, disability or if the executive voluntarily resigned. In the event the executive’s employment is terminated by East Boston Savings Bank without cause or by the executive for good reason within one year) of a change in control (as defined in the agreement), an amount equal to $1,466,921 shall be paid to Mr. Merritt, in a single lump sum.

Director Compensation

The following table provides the compensation we paid to our directors for the year ended December 31, 2014, other than Messrs. Gavegnano and Merritt. Messrs. Gavegnano and Merritt do not receive separate compensation for their service as a director, and information with respect to the compensation paid to Messrs. Gavegnano and Merritt is included above in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Change in Pension Value and Nonqualified Deferred ($) (9)	All Other Compensation ($) (10)	Total ($)
Vincent D. Basile (1)	$85,500	$—	$—	$64,500	$4,384	$154,384
Marilyn A. Censullo (4)	40,750	—	—	—	—	40,750
Anna R. DiMaria (5)	24,050	—	—	—	—	24,050
Richard F. Fernandez (3)	65,550	—	—	—	—	65,550
Domenic A. Gambardella (2)	69,300	—	—	104,500	3,858	177,658
Thomas J. Gunning (7)	12,750	—	—	—	—	12,750
Carl A. LaGreca (8)	30,550	—	—	—	—	30,550
Edward L. Lynch (6)	19,800	—	—	19,800	3,307	42,907
Gregory F. Natalucci (4)	39,050	—	—	57,100	3,559	99,709
James G. Sartori (2)	63,850	—	—	103,600	4,130	171,580

(1)	At December 31, 2014, Mr. Basile had 4,897 unvested shares of restricted stock and held 7,345 stock options with an exercise price of $3.88 per share, 24,484 stock options with an exercise price of $3.67 per share and 6,121 stock options with an exercise price of $7.47 per share.
(2)	At December 31, 2014, Messrs. Gambardella and Sartori had 4,897 unvested shares of restricted stock and held 61,210 stock options with an exercise price of $3.88 per share, 24,484 stock options with an exercise price of $3.67 per share and 6,121 stock options with an exercise price of $7.47 per share.

(3)	At December 31, 2014, Mr. Fernandez had 4,897 unvested shares of restricted stock and held 36,726 stock options with an exercise price of $3.88 per share, 12,242 stock options with an exercise price of $3.67 per share and 6,121 stock options with an exercise price of $7.47 per share.
(4)	At December 31, 2014, Ms. Censullo and Mr. Natalucci had 2,938 unvested shares of restricted stock and held 36,726 stock options with an exercise price of $3.88 per share, 12,242 stock options with an exercise price of $3.67 per share and 3,672 stock options with an exercise price of $7.47 per share.
(5)	At December 31, 2014, Ms. DiMaria had 1,959 unvested shares of restricted stock and held 36,726 stock options with an exercise price of $3.88 per share, 12,242 stock options with an exercise price of $3.67 per share and 2,448 stock options with an exercise price of $7.47 per share.
(6)	At December 31, 2014, Mr. Lynch had 1,959 unvested shares of restricted stock and held 29,380 stock options with an exercise price of $3.88 per share, 12,242 stock options with an exercise price of $3.67 per share and 2,448 stock options with an exercise price of $7.47 per share.
(7)	At December 31, 2014, Mr. Gunning had 2,448 unvested shares of restricted stock and held 4,896 stock options with an exercise price of $3.79 per share and 2,448 stock options with an exercise price of $7.47 per share.
(8)	At December 31, 2014, Mr. LaGreca had 2,938 unvested shares of restricted stock and held 2,448 stock options with an exercise price of $3.67 per share and 3,672 stock options with an exercise price of $7.47 per share.
(9)	Represents the actuarial change in pension value in the directors’ accounts from January 1, 2014 to December 31, 2014 under each director’s Supplemental Retirement Agreement.
(10)	Represents premiums paid for long-term care insurance and life insurance, respectively, as follows: $3,485 and $899 for Mr. Basile; $3,430 and $428 for Mr. Gambardella; $2,514 and $793 for Mr. Lynch; $3,134 and $425 for Mr. Natalucci; and $3,527 and $603 for Mr. Sartori.

Supplemental Retirement Agreements. East Boston Savings Bank has entered into supplemental retirement agreements with each of Messrs. Basile, Gambardella, Lynch, Natalucci and Sartori. Under the agreements, if the director terminates service for any reason, the director will receive an annual benefit equal to 50% of his final average compensation. For purposes of the agreements, a director’s final average compensation equals the average of the director’s annual fees from East Boston Savings Bank and Meridian Bancorp, Inc. for the three years during which the director’s annual fees were the highest. The annual benefit is generally payable in the form of an unreduced life annuity with a 50% spousal survivor annuity, or the actuarial equivalent of this benefit as a lump sum distribution. All of the directors elected a lump sum payment in compliance with Internal Revenue Code Section 409A.

Notwithstanding the foregoing, the director’s annual benefit will be reduced by 2.5% for each year that he terminates service prior to reaching age 72. Upon death, the director is entitled to the annual benefit, which will be calculated as if the director had retired the day before his death. In the event the director becomes disabled, the director will be entitled to the annual benefit, calculated as if the director had retired age 72 with 120 months of service.

Meeting Fees for Non-Employee Directors. The following table sets forth the applicable fees that will be paid to our non-employee directors for their service on the boards of directors of Meridian Bancorp and East Boston Savings Bank during 2015. The meeting fee for the East Boston Savings Bank is paid only to the two independent directors of the Bank who are not directors of the Company, who served as required under Massachusetts state law.

Meridian Bancorp
Board meeting fee	$1,000
Meeting fee for Audit Committee member	$2,200
Meeting fee for Audit Committee Chairman	$2,800
Meeting fee for Audit Committee Clerk	$2,500
East Boston Savings Bank
Monthly fee for Executive Committee members	$3,800
Meeting fee for independent non-holding company members	$1,000

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee determines the salaries to be paid each year to the Chief Executive Officer and those executive officers who report directly to the President and Chief Executive Officer. The Compensation Committee consists of Directors Gambardella, who serves as Chairman, Censullo and DiMaria. None of these individuals was an officer or employee of the Company during the year ended December 31, 2014, or is a former officer of the Company. For the year ended December 31, 2014, none of the members of the Compensation Committee had any relationship requiring disclosure under “Transactions with Certain Related Persons.”

During the year ended December 31, 2014, (i) no executive officer of the Company served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served on the Compensation Committee of the Company; (ii) no executive officer of the Company served as a director of another entity, one of whose executive officers served on the Compensation Committee of the Company; and (iii) no executive officer of the Company served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served as a director of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

Stock Ownership

The following table provides information as of March 31, 2015, with respect to persons known by the Company to be the beneficial owners of more than 5% of the Company’s outstanding common stock. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investing power. Percentages are based on 54,946,694 shares of Company common stock outstanding for voting purposes as of as of March 31, 2015.

Name and Address	Number of Shares Owned	Percent of Common Stock Outstanding
FMR, LLC (1) 245 Summer Street Boston, Massachusetts 02210	4,918,292	8.95%
East Boston Savings Bank Employee Stock Ownership Plan Trust 2321 Kochs Lane Quincy, Illinois 62305	3,603,785	6.56%
Peter B. Cannell & Co., Inc. (1) 545 Madison Avenue New York, New York 10022	2,953,275	5.37%

(1)	Amount of shares owned and reported on the most recent Schedule 13G filings with the Securities and Exchange Commission, reporting ownership as of December 31, 2014.

The following table provides information as of March 31, 2015 about the shares of Meridian Bancorp common stock that may be considered to be beneficially owned by each director, named executive officer as of March 31, 2015 and all directors and executive officers of the Company as a group. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power, or which he or she has the right to acquire beneficial ownership at any time within 60 days after March 31, 2015. Unless otherwise indicated, none of the shares listed are pledged as collateral for a loan, and each of the named individuals has sole voting power and sole investment power with respect to the number of shares shown. Percentages are based on 54,946,694 shares of Company common stock outstanding for voting purposes as of as of March 31, 2015.

Name	Number of Shares Owned		Percent of Common Stock Outstanding
Directors
Vincent D. Basile	55,750	(1)	*
Marilyn A. Censullo	86,920	(2)	*
Anna R. DiMaria	92,552	(3)	*
Richard F. Fernandez	145,710	(4)	*
Domenic A. Gambardella	143,540	(5)	*
Richard J. Gavegnano	1,040,152	(6)	1.9%
Thomas J. Gunning	20,918	(7)	*
Carl A. LaGreca	60,969	(8)	*
Edward L. Lynch	104,793	(9)	*
Edward J. Merritt	62,768	(10)	*
Gregory F. Natalucci	74,003	(11)	*
James G. Sartori	148,101	(12)	*

Name	Number of Shares Owned		Percent of Common Stock Outstanding
Named Executive Officers Who Are Not Also Directors
Mark L. Abbate	99,842	(13)	*
John Migliozzi	111,177	(14)	*
Frank P. Romano	150,007	(15)	*
John A. Carroll	28,689	(16)	*
All director and executives as a group (16 persons)	2,425,891		4.4%

*	Less than 1%.
(1)	Includes 5,673 restricted shares and 34,277 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.
(2)	Includes 4,204 restricted shares, 2,448 shares held in an IRA and 50,437 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.
(3)	Includes 3,469 restricted shares, 10,000 shares held in an IRA and 49,947 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.
(4)	Includes 5,673 restricted shares, 52,793 shares held in an IRA, 9,121 shares held in spouse’s IRA and 51,416 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.
(5)	Includes 5,673 restricted shares and 88,142 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.
(6)	Includes 5,142 restricted shares, 11,235 shares held in the East Boston Savings Bank ESOP, 7,456 shares held in East Boston Savings Bank 401(k) plan, 25,000 shares held in an IRA, 32,500 shares pledged as collateral and 619,445 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.
(7)	Includes 3,469 restricted shares and 5,875 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.
(8)	Includes 4,204 restricted shares, 4,448 shares held in an UTMA and 1,469 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.
(9)	Includes 3,469 restricted shares and 42,601 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.
(10)	Includes 3,469 restricted shares, 4,630 shares held in East Boston Savings Bank ESOP, 11,878 shares held in East Boston Savings Bank 401(k) plan, 22,070 shares held in an IRA and 13,221 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.
(11)	Includes 4,204 restricted shares, 979 shares held in an IRA and 50,437 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.
(12)	Includes 5,673 restricted shares, 28,000 held in an IRA, 6,700 shares held in spouse’s IRA and 88,142 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.
(13)	Includes 3,469 restricted shares, 6,465 shares held in East Boston Savings Bank ESOP, 28,413 shares held in East Boston Savings Bank 401(k) plan and 43,826 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.
(14)	Includes 4,938 restricted shares, 10,843 shares held in East Boston Savings Bank ESOP, 12,029 shares held in East Boston Savings Bank 401(k) plan, 11,874 shares held in an IRA and 47,499 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.
(15)	Includes 8,366 restricted shares, 3,222 shares held in East Boston Savings Bank ESOP, 2,022 shares held in East Boston Savings Bank 401(k) plan, 107,203 shares held in an IRA, 5,200 shares held in spouse’s IRA and 15,670 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.
(16)	Includes 3,714 restricted shares, 2,327 shares held in East Boston Savings Bank ESOP, 1,632 shares held in East Boston Savings Bank 401(k) plan, 14,896 shares held in an IRA and 4,162 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Certain Related Persons

The aggregate amount of loans by East Boston Savings Bank to executive officers and directors, and their affiliates of East Boston Savings Bank and the Company, was $1.8 million at December 31, 2014. The outstanding loans made to the Company’s and East Boston Savings Bank’s directors and executive officers, and their affiliates, were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to East Boston Savings Bank, and did not involve more than the normal risk of collectibility or present other unfavorable features.

Pursuant to Meridian Bancorp’s Audit Committee Charter, the Audit Committee periodically reviews, no less frequently than quarterly, a summary of Meridian Bancorp’s transactions with directors and executive officers of Meridian Bancorp and with firms that employ directors, as well as any other related person transactions, for the purpose of recommending to the disinterested members of the Board of Directors that the transactions are fair, reasonable and within Company policy and should be ratified and approved. Also, in accordance with banking regulations, the Board of Directors reviews all loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, exceed the greater of $25,000 or 5% of Meridian Bancorp’s capital and surplus (up to a maximum of $500,000) and such loan must be approved in advance by a majority of the disinterested members of the Board of Directors. Additionally, pursuant to the Company’s Code of Ethics and Business Conduct, all executive officers and directors of Meridian Bancorp must disclose any existing or emerging conflicts of interest to the Chairman of the Board and Chief Executive Officer of Meridian Bancorp. Such potential conflicts of interest include, but are not limited to, the following: Meridian Bancorp conducting business with or competing against an organization in which a family member of an executive officer or director has an ownership or employment interest and (ii) the ownership of more than 1% of the outstanding securities or 5% of total assets of any business entity that does business with or is in competition with Meridian Bancorp.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees paid by the Company for the fiscal years ended December 31, 2014 and 2013 to Wolf & Company, P.C.

	2014	2013
Audit fees	$453,500	$356,000
Audit-related fees	$34,900	$34,100
Tax fees	$34,500	$33,000
All other fees	$20,000	$20,000

Audit fees relate to the audit of the Company’s annual consolidated financial statements, quarterly review fees, and the audit of internal controls over financial reporting. In 2014, audit fees included $93,500 related to the Company’s Form S-1 registration statement filing and related amendments for the mutual-to-stock conversion. Audit-related fees pertain to the audits of the Company’s 401(k) Plan and employee stock ownership plan. Tax fees consist of tax return preparation and other tax matters. All other fees pertain to services related to information technology.

Pre-Approval of Services by the Independent Registered Public Accounting Firm

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. Such approval process ensures that the independent registered public accounting firm does not provide any non-audit services to the Company that are prohibited by law or regulation.

In addition, the Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. Requests for services by the independent registered public accounting firm for compliance with the audit or services policy must be specific as to the particular services to be provided. The request may be made with respect to either specific services or a type of service for predictable or recurring services. During the years ended December 31, 2014 and 2013, 100% of audit and other services provided by Wolf & Company, P.C. were approved, in advance, by the Audit Committee.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN BANCORP, INC. (Registrant)

Date: April 30, 2015	By:	/s/ Richard J. Gavegnano
Richard J. Gavegnano Chairman, President and Chief Executive Officer (Duly Authorized Representative)