Form 10-Q
period 2015-03-31
Meridian Bancorp, Inc.
filed 2015-05-08
CIK 1600125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2015

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 001-36573

Meridian Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	46-5396964
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

67 Prospect Street, Peabody, Massachusetts	01960
(Address of Principal Executive Offices)	(Zip Code)

(617) 567-1500

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At April 30, 2015 the registrant had 54,946,194 shares of $0.01 par value common stock outstanding.

MERIDIAN BANCORP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
ASSETS
Cash and due from banks	$273,433	$205,732
Certificates of deposit	85,000	85,000
Securities available for sale, at fair value	199,727	203,521
Federal Home Loan Bank stock, at cost	12,725	12,725
Loans held for sale	5,814	971

Loans, net of fees and costs	2,679,646	2,677,376
Less allowance for loan losses	(28,601)	(28,469)

Loans, net	2,651,045	2,648,907

Bank-owned life insurance	38,907	38,611
Foreclosed real estate, net	1,046	1,046
Premises and equipment, net	38,705	38,512
Accrued interest receivable	7,545	7,748
Deferred tax asset, net	16,397	15,610
Goodwill	13,687	13,687
Other assets	3,594	6,456

Total assets	$3,347,625	$3,278,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$306,736	$285,990
Interest-bearing	2,287,548	2,217,945

Total deposits	2,594,284	2,503,935

Long-term debt	144,110	171,899
Accrued expenses and other liabilities	25,626	24,982

Total liabilities	2,764,020	2,700,816

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 54,946,694 and 54,708,066 shares issued at March 31, 2015 and December 31, 2014, respectively	549	547
Additional paid-in capital	411,894	411,476
Retained earnings	191,120	184,715
Accumulated other comprehensive income	1,707	2,898
Unearned compensation - ESOP, 2,891,887 and 2,922,328 shares at March 31, 2015 and December 31, 2014, respectively	(20,944)	(21,164)
Unearned compensation - restricted shares, 221,526 and 138,838 shares at March 31, 2015 and December 31, 2014, respectively	(721)	(762)

Total stockholders’ equity	583,605	577,710

Total liabilities and stockholders’ equity	$3,347,625	$3,278,526

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

	Three Months Ended March 31,
	2015	2014 (1)
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$28,332	$24,435
Interest on debt securities:
Taxable	511	745
Tax-exempt	42	45
Dividends on equity securities	387	313
Interest on certificates of deposits	136	—
Other interest and dividend income	170	90

Total interest and dividend income	29,578	25,628

Interest expense:
Interest on deposits	4,677	4,405
Interest on borrowings	508	621

Total interest expense	5,185	5,026

Net interest income	24,393	20,602
Provision for loan losses	60	133

Net interest income, after provision for loan losses	24,333	20,469

Non-interest income:
Customer service fees	1,757	1,799
Loan fees	166	213
Mortgage banking gains, net	110	120
Gain on sales of securities, net	1,020	1,560
Income from bank-owned life insurance	296	281
Other income	1	11

Total non-interest income	3,350	3,984

Non-interest expenses:
Salaries and employee benefits	11,167	10,801
Occupancy and equipment	2,620	2,561
Data processing	1,263	1,161
Marketing and advertising	894	807
Professional services	673	641
Foreclosed real estate	14	11
Deposit insurance	461	551
Other general and administrative	976	888

Total non-interest expenses	18,068	17,421

Income before income taxes	9,615	7,032
Provision for income taxes	3,210	2,261

Net income	$6,405	$4,771

Earnings per share:
Basic	$0.12	$0.09
Diluted	$0.12	$0.09
Weighted average shares:
Basic	51,862,146	53,011,922
Diluted	53,003,621	54,069,601

(1)	Share and per share amounts related to periods prior to the date of completion of the Conversion (July 28, 2014) have been restated to give retroactive recognition to the exchange ratio applied in the Conversion (2.4484-to-one) (see Note 1).

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net income	$6,405	$4,771

Other comprehensive (loss) income:
Securities available for sale:
Unrealized holding (loss) gain on securities available for sale	(961)	1,566
Reclassification adjustment for gains realized in income (1)	(1,020)	(1,560)

Net unrealized (loss) gain	(1,981)	6
Tax effect	790	19

Total other comprehensive (loss) income	(1,191)	25

Comprehensive income	$5,214	$4,796

(1)	Amounts are included in gain on sales of securities, net in the Consolidated Statements of Net Income. Provision for income tax associated with the reclassification adjustments for the three months ended March 31, 2015 and 2014 was $407,000 and $502,000, respectively.

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Shares of Common Stock Outstanding (1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned Compensation - ESOP	Unearned Compensation - Restricted Shares	Total
	(Dollars in thousands)
Three Months Ended March 31, 2014
Balance at December 31, 2013	54,406,335	$—	$99,553	$162,388	$4,104	$(9,919)	$(5,796)	$(1,125)	$249,205
Comprehensive income	—	—	—	4,771	25	—	—	—	4,796
ESOP shares earned (25,341 shares)	—	—	150	—	—	—	103	—	253
Share-based compensation expense, net of awards surrendered	(392)	—	120	—	—	—	—	104	224
Excess tax benefits in connection with share-based compensation	—	—	40	—	—	—	—	—	40
Stock options exercised	27,471	—	(101)	—	—	150	—	—	49

Balance at March 31, 2014	54,433,414	$—	$99,762	$167,159	$4,129	$(9,769)	$(5,693)	$(1,021)	$254,567

Three Months Ended March 31, 2015
Balance at December 31, 2014	54,708,066	$547	$411,476	$184,715	$2,898	$—	$(21,164)	$(762)	$577,710
Comprehensive income	—	—	—	6,405	(1,191)	—	—	—	5,214
ESOP shares earned (30,441 shares)	—	—	150	—	—	—	220	—	370
Share-based compensation expense, net of awards surrendered	88,700	1	63	—	—	—	—	41	105
Excess tax benefits in connection with share-based compensation	—	—	149	—	—	—	—	—	149
Stock options exercised	149,928	1	56	—	—	—	—	—	57

Balance at March 31, 2015	54,946,694	$549	$411,894	$191,120	$1,707	$—	$(20,944)	$(721)	$583,605

(1)	Share amounts related to periods prior to the date of completion of the Conversion (July 28, 2014) have been restated to give retroactive recognition to the exchange ratio applied in the Conversion (2.4484-to-one) (see Note 1).

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$6,405	$4,771
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of acquisition fair value adjustments	(23)	(9)
ESOP shares earned	370	253
Provision for loan losses	60	133
Accretion of net deferred loan origination fees	(150)	(85)
Net accretion of securities available for sale	(23)	(1)
Capitalization of mortgage servicing rights	(5)	(10)
Amortization of mortgage servicing rights	52	48
Depreciation and amortization expense	595	593
Gain on sales of securities, net	(1,020)	(1,560)
Deferred income tax provision (benefit)	3	(74)
Income from bank-owned life insurance	(296)	(281)
Share-based compensation expense	105	224
Excess tax benefits in connection with share-based compensation	149	40
Net changes in:
Loans held for sale	(4,843)	1,155
Accrued interest receivable	203	119
Other assets	3,152	(182)
Accrued expenses and other liabilities	(2,648)	(2,448)

Net cash provided by operating activities	2,086	2,686

Cash flows from investing activities:
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	9,558	14,614
(Purchase) redemption of mutual funds, net	(3)	396
Proceeds from sales	4,662	7,651
Purchases	(8,557)	(11,127)
Loans originated, net of principal payments received	(2,049)	(53,204)
Purchases of premises and equipment	(767)	(307)
Purchase of Federal Home Loan Bank stock	—	(82)
Proceeds from sales of foreclosed real estate	—	540

Net cash provided by (used in) investing activities	2,844	(41,519)

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	90,354	68,885
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	—	45,000
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(27,789)	(4,780)
Stock options exercised	57	49
Excess tax benefits in connection with share-based compensation	149	40

Net cash provided by financing activities	62,771	109,194

Net change in cash and cash equivalents	67,701	70,361

Cash and cash equivalents at beginning of period	205,732	86,271

Cash and cash equivalents at end of period	$273,433	$156,632

Supplemental cash flow information:
Interest paid on deposits	$4,733	$4,403
Interest paid on borrowings	534	615
Income taxes paid, net of refunds	1,390	2,783
Non-cash investing and financing activities:
Net change in amounts due to broker on security transactions	2,806	201

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

Meridian Bancorp, Inc. (the “Company”) is a Maryland corporation incorporated on March 6, 2014 to be the successor to Meridian Interstate Bancorp, Inc. (“Old Meridian”) upon completion of the second-step mutual-to-stock conversion (the “Conversion”) of Meridian Financial Services, Incorporated (the “MHC”), the top tier mutual holding company of Old Meridian. Old Meridian was the former mid-tier holding company for East Boston Savings Bank (the “Bank”). Prior to completion of the Conversion, approximately 59% of the shares of common stock of Old Meridian were owned by the MHC. In conjunction with the Conversion, the MHC and Meridian Interstate Funding Corporation were merged into Old Meridian (and ceased to exist), and Old Meridian merged into the Company and the Company became its successor under the name Meridian Bancorp, Inc. The Conversion was completed July 28, 2014. The Company raised gross proceeds of $325.0 million by selling a total of 32,500,000 shares of common stock at $10.00 per share in the second-step stock offering. The Company utilized $16.3 million of the proceeds to fund an addition to its Employee Stock Ownership Plan (“ESOP”) loan for the acquisition of an additional 1,625,000 shares at $10.00 per share representing 5% of the shares issued in the second-step offering and incurred expenses in connection with the offer and sale of the common stock totaling $6.5 million, resulting in net cash proceeds to the Company of $302.3 million. The Company invested $159.3 million of the net proceeds it received from the sale into the Bank’s operations and has retained the remaining amount for general corporate purposes. Concurrent with the completion of the stock offering, each share of Old Meridian common stock owned by public stockholders (stockholders other than the MHC) was exchanged for 2.4484 shares of Company common stock. A total of 22,200,316 shares of Company common stock were issued in the exchange. The Conversion was accounted for as a capital raising transaction by entities under common control. The historical financial results of the MHC are immaterial to the results of the Company and therefore the net assets of the MHC have been reflected as an increase to stockholders’ equity at the time of the offering.

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of the Company included in the Company’s Form 10-K for the year ended December 31, 2014 which was filed with the Securities and Exchange Commission (“SEC”) on March 13, 2015, and is available through the SEC’s website at www.sec.gov.

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the evaluation of goodwill for impairment, other-than-temporary impairment of securities and the valuation of deferred tax assets.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This update is intended to reduce diversity in the application of guidance by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. Amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of this ASU was to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. On April 29, 2015, the FASB issued for public comment a proposed ASU that would defer the effective date by one year, with early adoption permitted for periods beginning after December 15, 2016. The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

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

Basic and diluted earnings per share have been computed based on the following:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands, except per share amounts)

Net income available to common stockholders	$6,405	$4,771

Basic weighted average shares outstanding	51,862,146	53,011,922
Effect of dilutive stock options	1,141,475	1,057,679

Diluted weighted average shares outstanding	53,003,621	54,069,601

Earnings per share:
Basic	$0.12	$0.09
Diluted	$0.12	$0.09

Share and per share amounts related to periods prior to the date of completion of the Conversion (July 28, 2014) have been restated to give retroactive recognition to the exchange ratio applied in the Conversion (2.4484-to-one). There were no anti-dilutive options for the three months ended March 31, 2015 or 2014.

4.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2015
Debt securities:
Corporate bonds:
Financial services	$33,370	$435	$(32)	$33,773
Industry and manufacturing	5,944	109	—	6,053
Healthcare	2,000	10	—	2,010
Other	1,003	12	—	1,015

Total corporate bonds	42,317	566	(32)	42,851
Government-sponsored enterprises	32,046	31	(41)	32,036
U.S. treasury securities	24,992	20	—	25,012
Municipal bonds	5,229	157	—	5,386
Residential mortgage-backed securities:
Government-sponsored enterprises	8,493	583	(3)	9,073
Private label	1,321	80	—	1,401

Total debt securities	114,398	1,437	(76)	115,759

Marketable equity securities:
Common stocks:
Financial services	11,809	980	(179)	12,610
Industry and manufacturing	19,817	523	(2,409)	17,931
Consumer products and services	15,166	1,170	(564)	15,772
Technology	4,149	87	(231)	4,005
Healthcare	6,257	1,298	(6)	7,549
Other	3,441	1,630	—	5,071

Total common stocks	60,639	5,688	(3,389)	62,938

Money market mutual funds	21,064	—	(34)	21,030

Total marketable equity securities	81,703	5,688	(3,423)	83,968

Total securities available for sale	$196,101	$7,125	$(3,499)	$199,727

December 31, 2014
Debt securities:
Corporate bonds:
Financial services	$37,852	$533	$(38)	$38,347
Industry and manufacturing	5,935	121	—	6,056
Healthcare	4,001	27	—	4,028
Other	1,005	19	—	1,024

Total corporate bonds	48,793	700	(38)	49,455
Government-sponsored enterprises	34,548	9	(357)	34,200
U.S. treasury securities	24,991	—	(54)	24,937
Municipal bonds	5,441	182	—	5,623
Residential mortgage-backed securities:
Government-sponsored enterprises	8,754	589	(3)	9,340
Private label	1,410	86	—	1,496

Total debt securities	123,937	1,566	(452)	125,051

Marketable equity securities:
Common stocks:
Financial services	10,849	1,225	(51)	12,023
Industry and manufacturing	16,894	822	(1,658)	16,058
Consumer products and services	13,992	1,467	(549)	14,910
Technology	2,521	79	(184)	2,416
Healthcare	5,220	1,551	—	6,771
Other	3,441	1,826	—	5,267

Total common stocks	52,917	6,970	(2,442)	57,445
Money market mutual funds	21,060	—	(35)	21,025

Total marketable equity securities	73,977	6,970	(2,477)	78,470

Total securities available for sale	$197,914	$8,536	$(2,929)	$203,521

At March 31, 2015, securities with an amortized cost of $22.8 million and $1.3 million, respectively, were pledged as collateral for Federal Home Loan Bank of Boston borrowings and Federal Reserve Bank discount window borrowings.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2015 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	One Year or Less		After One Year Through Five Years		After Five Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Corporate bonds:
Financial services	$9,996	$10,115	$23,374	$23,658	$—	$—	$33,370	$33,773
Industry and manufacturing	997	1,010	4,947	5,043	—	—	5,944	6,053
Healthcare	2,000	2,010	—	—	—	—	2,000	2,010
Other	1,003	1,015	—	—	—	—	1,003	1,015

Total corporate bonds	13,996	14,150	28,321	28,701	—	—	42,317	42,851
Government-sponsored enterprises	46	47	23,000	23,021	9,000	8,968	32,046	32,036
U.S. treasury securities	—	—	24,992	25,012	—	—	24,992	25,012
Municipal bonds	801	813	4,428	4,573	—	—	5,229	5,386
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	—	—	8,493	9,073	8,493	9,073
Private label	—	—	—	—	1,321	1,401	1,321	1,401

Total	$14,843	$15,010	$80,741	$81,307	$18,814	$19,442	$114,398	$115,759

For the three months ended March 31, 2015 and 2014, proceeds from sales of securities available for sale amounted to $4.7 million and $7.7 million, respectively. Gross gains of $1.2 million and $1.6 million and gross losses of $165,000 and $0, respectively, were realized on those sales.

Information pertaining to securities available for sale as of March 31, 2015 and December 31, 2014, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2015
Debt securities:
Corporate bonds - financial services	$3	$1,997	$29	$1,471
Government-sponsored enterprises	3	1,997	38	8,963
Residential mortgage-backed securities:
Government-sponsored enterprises	3	222	—	—

Total debt securities	9	4,216	67	10,434

Marketable equity securities:
Common stocks:
Financial services	179	3,517	—	—
Industry and manufacturing	2,409	10,477	—	—
Consumer products and services	329	2,969	235	959
Technology	231	2,084	—	—
Healthcare	6	968	—	—

Total common stocks	3,154	20,015	235	959
Money market mutual funds	—	—	34	1,022

Total marketable equity securities	3,154	20,015	269	1,981

Total temporarily impaired securities	$3,163	$24,231	$336	$12,415

	Less Than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2014
Debt securities:
Corporate bonds-financial services	$5	$1,994	$33	$1,467
Government-sponsored enterprises	10	4,491	347	24,653
U.S. treasury securities	54	24,937	—	—
Residential mortgage-backed securities:
Government-sponsored enterprises	3	225	—	—

Total debt securities	72	31,647	380	26,120

Marketable equity securities:
Common stocks:
Financial services	51	1,855	—	—
Industry and manufacturing	1,658	8,046	—	—
Consumer products and services	549	3,864	—	—
Technology	184	1,855	—	—

Total common stocks	2,442	15,620	—	—
Money market mutual funds	—	—	35	1,018

Total marketable equity securities	2,442	15,620	35	1,018

Total temporarily impaired securities	$2,514	$47,267	$415	$27,138

The Company determined no securities were other-than-temporarily impaired for the three months ended March 31, 2015 or 2014. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.

As of March 31, 2015, the net unrealized gain on the total debt securities portfolio was $1.4 million. At March 31, 2015, 15 debt securities had unrealized losses with aggregate depreciation of 0.5% from the Company’s amortized cost basis. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in the Company’s debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. The unrealized losses are primarily caused by a recent increase in interest rates. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment. Because (1) the Company does not intend to sell the securities; (2) the Company does not believe it is more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis; and (3) the present value of expected cash flows is sufficient to recover the entire amortized cost basis of the securities, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2015.

As of March 31, 2015, the net unrealized gain on the total marketable equity portfolio was $2.3 million. At March 31, 2015, 42 marketable equity securities have unrealized losses with aggregate depreciation of 13.5% from the Company’s cost basis. Although the issuers have shown declines in earnings, no issues have been identified that cause management to believe the decline in market value is other than temporary, and the Company has the ability and intent to hold these investments until a recovery of fair value. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. A decline of 10% or more in the value of an acquired equity security is generally the triggering event for management to review individual securities for liquidation and/or classification as other-than-temporarily impaired. Impairment losses are recognized when management concludes that declines in the value of equity securities are other than temporary, or when they can no longer assert that they have the intent and ability to hold depreciated equity securities for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on marketable equity securities that are in excess of 25% of cost and that have been sustained for more than twelve months are generally considered-other-than temporary and charged to earnings as impairment losses, or realized through sale of the security.

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

	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$459,154	17.1%	$468,560	17.5%
Multi-family	406,713	15.2	409,675	15.3
Home equity lines of credit	48,581	1.8	50,091	1.9
Commercial real estate	1,138,996	42.5	1,145,820	42.8
Construction	277,506	10.3	265,980	9.9

Total real estate loans	2,330,950	86.9	2,340,126	87.4
Commercial and industrial	342,330	12.8	330,813	12.3
Consumer	8,954	0.3	8,772	0.3

Total loans	2,682,234	100.0%	2,679,711	100.0%

Allowance for loan losses	(28,601)		(28,469)
Net deferred loan origination fees	(2,588)		(2,335)

Loans, net	$2,651,045		$2,648,907

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At March 31, 2015 and December 31, 2014, the Company was servicing loans for participants aggregating $106.1 million and $88.1 million, respectively.

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

The following is a summary of the outstanding balance of the acquired loans with evidence of credit deterioration:

	March 31, 2015	December 31, 2014
	(In thousands)
Real estate loans:
Residential real estate:
One- to four-family	$5,601	$5,776
Multi-family	617	625
Home equity lines of credit	427	505
Commercial real estate	441	447

Outstanding principal balance	7,086	7,353
Discount	(1,644)	(1,787)

Carrying amount	$5,442	$5,566

A rollforward of the accretable discount, included with the outstanding loan balances, follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Beginning balance	$919	$1,181
Accretion	(14)	(11)
Disposals	(129)	—

Ending balance	$776	$1,170

An analysis of the allowance for loan losses and related information follows:

	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Allowance for loan losses:
Balance at December 31, 2013	$1,991	$2,419	$155	$12,831	$4,374	$3,433	$132	$25,335
Provision (credit) for loan losses	(16)	857	(50)	(895)	(236)	492	(19)	133
Charge-offs	(54)	—	—	(12)	—	—	(50)	(116)
Recoveries	39	—	—	—	11	3	35	88

Balance at March 31, 2014	$1,960	$3,276	$105	$11,924	$4,149	$3,928	$98	$25,440

Balance at December 31, 2014	$1,849	$3,635	$100	$13,000	$5,155	$4,633	$97	$28,469
Provision (credit) for loan losses	(41)	(27)	(5)	(58)	(91)	253	29	60
Charge-offs	(153)	—	—	—	—	(33)	(61)	(247)
Recoveries	8	—	—	—	292	—	19	319

Balance at March 31, 2015	$1,663	$3,608	$95	$12,942	$5,356	$4,853	$84	$28,601

	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
March 31, 2015
Amount of allowance for loan losses for loans deemed to be impaired	$75	$166	$—	$12	$32	$14	$—	$299
Amount of allowance for loan losses for loans not deemed to be impaired	1,588	3,442	95	12,930	5,324	4,839	84	28,302

	$1,663	$3,608	$95	$12,942	$5,356	$4,853	$84	$28,601

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$—	$—	$—	$—	$—	$—	$—	$—

Loans deemed to be impaired	$4,095	$1,432	$19	$15,333	$8,669	$1,038	$—	$30,586
Loans not deemed to be impaired	455,059	405,281	48,562	1,123,663	268,837	341,292	8,954	2,651,648

	$459,154	$406,713	$48,581	$1,138,996	$277,506	$342,330	$8,954	$2,682,234

	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
December 31, 2014
Amount of allowance for loan losses for loans deemed to be impaired	$76	$168	$—	$—	$32	$14	$—	$290
Amount of allowance for loan losses for loans not deemed to be impaired	1,773	3,467	100	13,000	5,123	4,619	97	28,179

	$1,849	$3,635	$100	$13,000	$5,155	$4,633	$97	$28,469

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$41	$—	$—	$—	$—	$—	$—	$41

Loans deemed to be impaired	$4,415	$1,443	$20	$15,398	$9,818	$984	$—	$32,078
Loans not deemed to be impaired	464,145	408,232	50,071	1,130,422	256,162	329,829	8,772	2,647,633

	$468,560	$409,675	$50,091	$1,145,820	$265,980	$330,813	$8,772	$2,679,711

The following table provides information about the Company’s past due and non-accrual loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
March 31, 2015
Real estate loans:
Residential real estate:
One- to four-family	$1,630	$359	$3,102	$5,091	$13,442
Home equity lines of credit	1,109	—	677	1,786	1,999
Commercial real estate	—	—	4,493	4,493	5,307
Construction	1,876	—	6,332	8,208	7,271

Total real estate loans	4,615	359	14,604	19,578	28,019
Commercial and industrial	—	—	893	893	894
Consumer	519	522	—	1,041	—

Total	$5,134	$881	$15,497	$21,512	$28,913

December 31, 2014
Real estate loans:
Residential real estate:
One- to four-family	$4,386	$1,129	$3,056	$8,571	$14,649
Home equity lines of credit	1,040	75	753	1,868	2,277
Commercial real estate	—	1,739	3,038	4,777	5,311
Construction	—	—	7,350	7,350	8,417

Total real estate loans	5,426	2,943	14,197	22,566	30,654
Commercial and industrial	5	99	833	937	855
Consumer	521	527	—	1,048	—

Total	$5,952	$3,569	$15,030	$24,551	$31,509

At March 31, 2015 and December 31, 2014, the Company did not have any accruing loans past due 90 days or more. Delinquent loans at March 31, 2015 and December 31, 2014 included $638,000 and $485,000 of loans acquired with evidence of credit deterioration. At March 31, 2015 and December 31, 2014, non-accrual loans included $911,000 and $994,000 of loans acquired with evidence of credit deterioration.

The following tables provide information with respect to the Company’s impaired loans:

	March 31, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
One- to four-family	$2,676	$3,212		$2,986	$3,515
Multi-family	98	98		102	102
Home equity lines of credit	19	19		20	20
Commercial real estate	15,049	15,355		15,398	15,705
Construction	8,181	8,938		9,328	10,007
Commercial and industrial	992	1,368		936	1,320

Total	27,015	28,990		28,770	30,669

Impaired loans with a valuation allowance:
One- to four-family	1,419	1,419	$75	1,429	1,429	$76
Multi-family	1,334	1,334	166	1,341	1,341	168
Commercial real estate	284	284	12	—	—	—
Construction	488	488	32	490	490	32
Commercial and industrial	46	46	14	48	48	14

Total	3,571	3,571	299	3,308	3,308	290

Total impaired loans	$30,586	$32,561	$299	$32,078	$33,977	$290

At March 31, 2015, additional funds of $1.1 million are committed to be advanced in connection with impaired construction loans.

	Three Months Ended March 31,
	2015			2014
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
One- to four-family	$4,109	$49	$49	$4,090	$53	$43
Multi-family	1,436	14	14	5,358	77	103
Home equity lines of credit	20	—	—	21	—	—
Commercial real estate	15,357	107	107	9,502	142	59
Construction	8,802	105	94	13,618	234	54
Commercial and industrial	1,054	3	3	1,364	25	8

Total impaired loans	$30,778	$278	$267	$33,953	$531	$267

The following table summarizes the troubled debt restructurings (“TDRs”) at the dates indicated:

	March 31, 2015	December 31, 2014
	(In thousands)
TDRs on accrual status:
One- to four-family	$2,925	$2,946
Multi-family	1,432	1,443
Home equity lines of credit	19	20
Commercial real estate	9,889	9,950
Construction	—	121
Commercial and industrial	144	—

Total TDRs on accrual status	14,409	14,480

TDRs on non-accrual status:
One- to four-family	1,170	1,469
Commercial real estate	282	283
Construction	5,351	6,496
Commercial and industrial	267	186

Total TDRs on non-accrual status	7,070	8,434

Total TDRs	$21,479	$22,914

For the three months ended March 31, 2015 and 2014, new TDRs were immaterial and there were no TDRs that defaulted within the 12 months of restructure. The Company generally places loans modified as TDRs on non-accrual status for a minimum period of six months. Loans modified as TDRs qualify for return to accrual status once they have demonstrated performance with the modified terms of the loan agreement for a minimum of six months and future payments are reasonably assured. TDRs are reported as impaired loans with an allowance established as part of the allocated component of the allowance for loan losses when the discounted cash flows of the impaired loan are lower than the carrying value of that loan. TDRs may be removed from impairment disclosures in the year following the restructure if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring.

The Company utilizes a nine-grade internal loan rating system for multi-family, commercial real estate, construction, and commercial and industrial loans as follows:

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

The following tables provide information with respect to the Company’s risk rating:

	March 31, 2015				December 31, 2014
	Multi-family residential real estate	Commercial real estate	Construction	Commercial and industrial	Multi-family residential real estate	Commercial real estate	Construction	Commercial and industrial
	(In thousands)
Loans rated 1 - 3A	$395,920	$1,128,250	$251,090	$309,130	$399,113	$1,135,540	$238,505	$322,013
Loans rated 4 - 4A	2,246	5,303	—	32,162	1,960	4,832	—	7,816
Loans rated 5	8,547	5,443	26,416	1,038	8,602	5,448	27,475	984
Loans rated 6	—	—	—	—	—	—	—	—
Loans rated 7	—	—	—	—	—	—	—	—

Total	$406,713	$1,138,996	$277,506	$342,330	$409,675	$1,145,820	$265,980	$330,813

For one- to four-family real estate loans, home equity lines of credit and consumer loans, management uses delinquency reports as the key credit quality indicator.

6.	DEPOSITS

A summary of deposit balances, by type, follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Demand deposits	$306,736	$285,990
NOW deposits	307,954	294,840
Money market deposits	1,009,758	942,542
Regular savings and other deposits	285,000	272,611

Total non-certificate accounts	1,909,448	1,795,983

Term certificates less than $100,000	272,023	280,393
Term certificates $100,000 and greater	412,813	427,559

Total term certificates	684,836	707,952

Total deposits	$2,594,284	$2,503,935

A summary of term certificates, by maturity, follows:

	March 31, 2015		December 31, 2014
Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$473,750	1.07%	$493,676	1.05%
Over 1 year to 2 years	137,872	1.26	131,099	1.31
Over 2 years to 3 years	31,693	1.31	42,237	1.39
Over 3 years to 4 years	19,299	1.49	18,202	1.47
Over 4 years to 5 years	18,987	1.48	19,539	1.50
Greater than 5 years	3,235	5.50	3,199	5.50

	$684,836	1.16%	$707,952	1.16%

7.	BORROWINGS

Long-term debt consists of FHLB advances as follows:

	March 31, 2015		December 31, 2014
Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2015	$12,500	1.60%	$39,500	1.20%
2016	41,500	1.20	41,500	1.20
2017	74,632	1.38	74,632	1.38
2018	—	—	—	—
2019	8,013	1.23	8,454	1.23
2020	7,465	1.22	7,813	1.22

	$144,110	1.33%	$171,899	1.28%

At March 31, 2015, advances amounting to $6.5 million are callable by the FHLB prior to maturity.

As of March 31, 2015, the Company also has an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily. No amounts were drawn on the line of credit as of March 31, 2015 or December 31, 2014. All borrowings from the FHLB are secured by investment securities (see Note 4) and qualified collateral, consisting of a blanket lien on one- to four-family loans and certain multi-family and commercial real estate loans held in the Bank’s portfolio. At March 31, 2015, the Company pledged multi-family and commercial real estate loans with carrying values totaling $61.2 million and $200.7 million, respectively.

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

A summary of outstanding financial instruments whose contract amounts represent credit risk is as follows:

	March 31,	December 31,
	2015	2014
	(In thousands)
Unadvanced portion of existing loans:
Construction	$354,502	$315,206
Home equity line of credit	32,969	32,861
Other lines and letters of credit	118,907	119,352
Commitments to originate:
One- to four-family	22,332	20,641
Commercial real estate	56,494	46,260
Construction	138,803	116,215
Commercial and industrial	32,163	19,013
Other loans	2,282	785

Total loan commitments outstanding	$758,452	$670,333

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

Interest Rate Swaps

The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with commercial business customers to synthetically convert their loans from a variable rate to a fixed rate. The Company pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. Concurrently, the Company enters into an offsetting interest rate swap with a third-party financial institution. In the offsetting swap, the Company pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss of given default for all counterparties. At March 31, 2015 and December 31, 2014, the Company had $1.4 million and $950,000, respectively, in cash pledged for collateral on its interest rate swap with the third-party financial institution.

Summary information regarding these derivatives is presented below:

					Fair Value
	Notional Amount	Maturity	Interest Rate Paid	Interest Rate Received	March 31, 2015	December 31, 2014
	(In thousands)
Customer interest rate swap	$11,210	10/17/33	1 Mo. Libor + 175bp	Fixed (4.1052%)	$1,173	$932
Third-party interest rate swap	11,210	10/17/33	Fixed (4.1052%)	1 Mo. Libor + 175bp	(1,173)	(932)

Derivative Loan Commitments

Residential real estate loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. The Company enters into commitments to fund residential real estate loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market. A residential loan commitment requires the Company to originate a loan at a specific interest rate upon the completion of various underwriting requirements. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in loan interest rates. If interest rates increase, the value of these commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. Derivative loan commitments with a notional amount of $10.2 million and $12.2 million were outstanding at March 31, 2015 and December 31, 2014, respectively. The fair value of such commitments was a net asset of $72,000 and $123,000 at March 31, 2015 and December 31, 2014, respectively.

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Under a “mandatory delivery” contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay the investor a “pair-off” fee, based on then-current market prices, to compensate the investor for the shortfall. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price that it will purchase the loan from the Company if the loan to the underlying borrower closes. The Company generally enters into forward sale contracts on the same day it commits to lend funds to a potential borrower. The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. Forward loan sale commitments with a notional amount of $16.1 million and $12.2 million were outstanding at March 31, 2015 and December 31, 2014, respectively. The fair value of such commitments was a net asset of $24,000 at March 31, 2015 and a net liability of $22,000 at December 31, 2014.

The following table presents the fair values of derivative instruments in the consolidated balance sheets.

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
March 31, 2015
Derivative loan commitments	Other assets	$99	Other liabilities	$27
Forward loan sale commitments	Other assets	61	Other liabilities	37
Loan level interest rate swaps	Other assets	1,173	Other liabilities	1,173

Total		$1,333		$1,237

December 31, 2014
Derivative loan commitments	Other assets	$159	Other liabilities	$36
Forward loan sale commitments	Other assets	11	Other liabilities	33
Loan level interest rate swaps	Other assets	932	Other liabilities	932

Total		$1,102		$1,001

The following table presents information pertaining to gains (losses) on the Company’s derivative instruments included in the consolidated statements of net income.

		Three Months Ended March 31,
Derivative Instrument	Location of Gain/(Loss)	2015	2014
		(In thousands)
Derivative loan commitments	Mortgage banking gains, net	$(51)	$38
Forward loan sale commitments	Mortgage banking gains, net	46	(36)

Total		$(5)	$2

For the three months ended March 31, 2015, the Company recognized net mortgage banking gains of $110,000, consisting of $115,000 in net gains on sale of loans and $5,000 in net derivative mortgage banking losses. The Company recognized net mortgage banking gains of $120,000, consisting of $118,000 in net gains on sale of loans and $2,000 in net derivative mortgage banking gains for the three months ended March 31, 2014.

Other Commitments

The Company has a contract with its core data processing provider through December 2017 with an outstanding commitment of $6.1 million as of March 31, 2015, with total annual payments of $2.2 million.

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

Forward loan sale commitments and derivative loan commitments — Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised. Derivative loan commitments also include the fair values of respective servicing rights. Management judgment and estimation is required in determining these fair value measurements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
March 31, 2015
Assets:
Debt securities	$—	$115,759	$—	$115,759
Marketable equity securities	83,968	—	—	83,968
Derivative loan commitments	—	—	99	99
Forward loan sale commitments	—	—	61	61
Loan level interest rate swaps	—	—	1,173	1,173

Total assets	$83,968	$115,759	$1,333	$201,060

Liabilities:
Derivative loan commitments	$—	$—	$27	$27
Forward loan sale commitments	—	—	37	37
Loan level interest rate swaps	—	—	1,173	1,173

Total liabilities	$—	$—	$1,237	$1,237

December 31, 2014
Assets:
Debt securities	$—	$125,051	$—	$125,051
Marketable equity securities	78,470	—	—	78,470
Derivative loan commitments	—	—	159	159
Forward loan sale commitments	—	—	11	11
Loan level interest rate swaps	—	—	932	932

Total assets	$78,470	$125,051	$1,102	$204,623

Liabilities:
Derivative loan commitments	$—	$—	$36	$36
Forward loan sale commitments	—	—	33	33
Loan level interest rate swaps	—	—	932	932

Total liabilities	$—	$—	$1,001	$1,001

For the three months ended March 31, 2015 and 2014, there were no transfers in or out of Levels 1 and 2 and the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis are as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Derivative loan commitments and forward sale commitments, net:
Beginning balance	$101	$88
Total realized and unrealized (loss) gain included in net income	(5)	2

Ending balance	$96	$90

Total realized gain relating to instruments still held at period end	$96	$90

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

	March 31, 2015			Three Months Ended March 31, 2015
	Level 1	Level 2	Level 3	Total Gains
	(In thousands)
Impaired loans	$—	$—	$13,965	$1
Foreclosed real estate	—	—	1,046	—

	$—	$—	$15,011	$1

	December 31, 2014			Three Months Ended March 31, 2014
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Impaired loans	$—	$—	$13,664	$(57)
Foreclosed real estate	—	—	1,046	—

	$—	$—	$14,710	$(57)

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

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2015
Financial assets:
Cash and due from banks	$273,433	$273,433	$—	$—	$273,433
Certificates of deposit	85,000	—	85,044	—	85,044
Securities available for sale	199,727	83,968	115,759	—	199,727
Federal Home Loan Bank stock	12,725	—	—	12,725	12,725
Loans and loans held for sale, net	2,656,859	—	—	2,692,096	2,692,096
Accrued interest receivable	7,545	—	—	7,545	7,545
Financial liabilities:
Deposits	2,594,284	—	—	2,599,203	2,599,203
Borrowings	144,110	—	145,249	—	145,249
Accrued interest payable	815	—	—	815	815
On-balance sheet derivative financial instruments:
Assets:
Derivative loan commitments	99	—	—	99	99
Forward loan sale commitments	61	—	—	61	61
Loan level interest rate swaps	1,173	—	—	1,173	1,173
Liabilities:
Derivative loan commitments	27	—	—	27	27
Forward loan sale commitments	37	—	—	37	37
Loan level interest rate swaps	1,173	—	—	1,173	1,173

December 31, 2014
Financial assets:
Cash and due from banks	$205,732	$205,732	$—	$—	$205,732
Certificates of deposit	85,000	—	85,096	—	85,096
Securities available for sale	203,521	78,470	125,051	—	203,521
Federal Home Loan Bank stock	12,725	—	—	12,725	12,725
Loans and loans held for sale, net	2,649,878	—	—	2,666,049	2,666,049
Accrued interest receivable	7,748	—	—	7,748	7,748
Financial liabilities:
Deposits	2,503,935	—	—	2,507,982	2,507,982
Borrowings	171,899	—	172,074	—	172,074
Accrued interest payable	891	—	—	891	891
On-balance sheet derivative financial instruments:
Assets:
Derivative loan commitments	159	—	—	159	159
Forward loan sale commitments	11	—	—	11	11
Loan level interest rate swaps	932	—	—	932	932
Liabilities:
Derivative loan commitments	36	—	—	36	36
Forward loan sale commitments	33	—	—	33	33
Loan level interest rate swaps	932	—	—	932	932

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with our business and financial information and the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission.

Forward Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. The Company’s ability to predict results or actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues or reduce the fair value of financial instruments or reduce the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary markets;

•	competition among depository and other financial institutions;

•	changes in consumer spending, borrowing and savings habits;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, including as a result of Basel III;

•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Securities and Exchange Commission;

•	inability of third-party providers to perform their obligation to us; and

•	changes in our organization, compensation and benefit plans.

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Company’s loan or investment portfolios. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission on March 13, 2015, under “Risk Factors,” which is available through the SEC’s website at www.sec.gov, as updated by subsequent filings with the SEC. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

A summary of significant accounting policies is described in Note 1 to the Consolidated Financial Statements included in the 2014 Annual Report on Form 10-K for the year ended December 31, 2014. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policies are the allowance for loan losses, the evaluation of goodwill for impairment, other-than-temporary impairment of securities and the valuation of deferred tax assets.

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

Assets. Our total assets increased $69.1 million, or 2.1%, to $3.348 billion at March 31, 2015 from $3.279 billion at December 31, 2014. Net loans increased $2.1 million, or 0.1%, to $2.651 billion at March 31, 2015 from $2.649 billion at December 31, 2014. Cash and due from banks increased $67.7 million, or 32.9%, to $273.4 million at March 31, 2015 from $205.7 million at December 31, 2014. Securities available for sale decreased $3.8 million, or 1.9%, to $199.7 million at March 31, 2015 from $203.5 million at December 31, 2014.

Loan Portfolio Analysis. At March 31, 2015, net loans were $2.651 billion, or 79.2% of total assets. During the three months ended March 31, 2015, net loans increased $2.1 million, or 0.1%. The increase was primarily due to increases of $11.5 million in construction loans and $11.5 million in commercial and industrial loans, partially offset by decreases of $9.4 million in one- to four-family loans, $6.8 million in commercial real estate loans, $3.0 million in multi-family loans and $1.5 million in home equity lines of credits. Our net loan growth in the first quarter of 2015 was hampered by record snowfall in our Boston, Massachusetts market area. Refer to Note 5 Loans in the Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding the loans held in the Company’s loan portfolio.

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

Delinquencies. Total past due loans decreased $3.0 million, or 12.4%, to $21.5 million at March 31, 2015 from $24.6 million at December 31, 2014, reflecting a decrease of $3.5 million in loans 30 to 89 days past due, partially offset by an increase of $467,000 in loans 90 days or greater past due. At March 31, 2015, non-accrual loans exceeded loans 90 days or greater past due primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected and certain loans that remain on non-accrual status until they attain a sustained payment history of six months.

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including troubled debt restructurings (“TDRs”) on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At March 31, 2015, we did not have any accruing loans past due 90 days or greater. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The following table provides information with respect to our non-performing assets at the dates indicated.

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One- to four-family	$13,442	$14,649
Home equity lines of credit	1,999	2,277
Commercial real estate	5,307	5,311
Construction	7,271	8,417

Total real estate loans	28,019	30,654
Commercial and industrial	894	855

Total non-accrual loans (1)	28,913	31,509
Foreclosed assets	1,046	1,046

Total non-performing assets	$29,959	$32,555

Non-accrual loans to total loans	1.08%	1.18%
Non-accrual loans to total assets	0.86%	0.96%
Non-performing assets to total assets	0.89%	0.99%

(1)	TDRs on accrual status not included above totaled $14.4 million at March 31, 2015 and $14.5 million and December 31, 2014.

Non-performing assets decreased to $30.0 million, or 0.89% of total assets, at March 31, 2015, from $32.6 million, or 0.99% of total assets, at December 31, 2014. Interest income that would have been recorded for the three months ended March 31, 2015 had non-accruing loans been current according to their original terms amounted to $94,000. Construction loans, including related foreclosed real estate, represented approximately 27.8% of our non-performing assets at March 31, 2015.

Non-accrual loans decreased $2.6 million, or 8.2%, to $28.9 million, or 1.08% of total loans outstanding at March 31, 2015, from $31.5 million, or 1.18% of total loans outstanding at December 31, 2014, primarily due to decreases of $1.2 million in non-accrual one- to four-family loans and $1.1 million in non-accrual construction loans. The decrease in non-accrual one- to four- family loans during the three months ended March 31, 2015 resulted from continued account monitoring, collection and workout efforts. The decrease in non-accrual construction loans during the three months ended March 31, 2015 was primarily due to a principal paydown resulting from the sale of a portion of a construction loan relationship classified as a TDR.

Achieving and maintaining a moderate risk profile by aggressively managing troubled assets has been and will continue to be a primary focus for us. Non-accrual loans have decreased significantly from $53.7 million at December 31, 2011, or 3.97% of total loans outstanding at that date, to 1.08% at March 31, 2015. At March 31, 2015, our allowance for loan losses was $28.6 million, or 1.07% of total loans and 98.9% of non-accrual loans, compared to $28.5 million, or 1.06% of total loans and 90.4% of non-performing loans at December 31, 2014. Included in our allowance at March 31, 2015 was a general component of $28.3 million, which is based upon our evaluation of various factors relating to loans not deemed to be impaired. We continue to believe our level of non-performing loans and assets, which declined significantly during the past two years, is manageable and we believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

Foreclosed real estate remained flat at $1.0 million at March 31, 2015 and December 31, 2014. At March 31, 2015, foreclosed real estate consisted of a townhouse construction development project and one residential building lot. We continue to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures.

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

Total TDRs decreased $1.4 million, or 6.3%, to $21.5 million at March 31, 2015 from $22.9 million at December 31, 2014, consisting primarily of a decrease of $1.4 million in TDRs on non-accrual status. The decrease of $1.1 million in non-accrual construction TDRs during the three months ended March 31, 2015 was primarily due to a principal paydown resulting from the sale of a portion of a construction loan relationship. Modifications of TDRs consist of rate reductions, loan term extensions or provisions for interest-only payments for specified periods up to 12 months. We have generally been successful with the concessions we have offered to borrowers to date. We generally return TDRs to accrual status when they have sustained payments for six months based on the restructured terms and future payments are reasonably assured. Interest income that would have been recorded for the three months ended March 31, 2015 had TDRs been current according to their original terms amounted to $3,000. We recognized $248,000 of interest income on TDRs for the three months ended March 31, 2015.

Potential Problem Loans. Certain loans are identified during our loan review process that are currently performing in accordance with their contractual terms and we ultimately expect to receive payment in full of principal and interest, but it is deemed probable that we will be unable to collect all the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. This may result from deteriorating conditions such as cash flows, collateral values or creditworthiness of the borrower. These loans are classified as impaired but are not accounted for on a non-accrual basis.

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. These other potential problem loans are generally loans classified as “substandard” or 5-rated loans in accordance with our nine-grade internal loan rating system that is consistent with guidelines established by banking regulators. At March 31, 2015, other potential problem loans totaled $24.9 million, including $17.8 million of construction loans and $7.1million of multi-family loans.

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

Changes in the allowance for loan losses during the periods indicated were as follows:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Beginning balance	$28,469	$25,335
Provision for loan losses	60	133
Charge offs:
One- to four-family	(153)	(54)
Commercial real estate	—	(12)
Commercial and industrial	(33)	—
Consumer	(61)	(50)

Total charge-offs	(247)	(116)

Recoveries:
One- to four-family	8	39
Construction	292	11
Commercial and industrial	—	3
Consumer	19	35

Total recoveries	319	88

Net recoveries (charge-offs)	72	(28)

Ending balance	$28,601	$25,440

Allowance to non-accrual loans	98.92%	60.22%
Allowance to total loans outstanding	1.07%	1.08%
Net recoveries (charge-offs) to average loans outstanding	0.01%	0.00%

Our provision for loan losses was $60,000 for the three months ended March 31, 2015 compared to $133,000 for the three months ended March 31, 2014. The changes in the provision for loan losses were based on management’s assessment of loan portfolio growth and composition changes, a decline in historical charge-off trends, an ongoing evaluation of credit quality and current economic conditions. The allowance for loan losses was $28.6 million or 1.07% of total loans outstanding at March 31, 2015, compared to $25.4 million or 1.08% of total loans outstanding at March 31, 2014. The increase in the allowance for loan losses was primarily due to increases in the multi-family, commercial real estate, construction, and commercial and industrial loan categories, as such loans have higher inherent credit risk than loans in our residential real estate loan categories. We continue to assess the adequacy of our allowance for loan losses in accordance with established policies.

The following tables set forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	March 31, 2015			December 31, 2014
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$1,663	5.8%	17.1%	$1,849	6.5%	17.5%
Multi-family	3,608	12.6	15.2	3,635	12.8	15.3
Home equity lines of credit	95	0.3	1.8	100	0.4	1.9
Commercial real estate	12,942	45.3	42.5	13,000	45.6	42.8
Construction	5,356	18.7	10.3	5,155	18.1	9.9

Total real estate loans	23,664	82.7	86.9	23,739	83.4	87.4
Commercial and industrial	4,853	17.0	12.8	4,633	16.3	12.3
Consumer	84	0.3	0.3	97	0.3	0.3

Total loans	$28,601	100.0%	100.0%	$28,469	100.0%	100.0%

The allowance consists of general and allocated components. The general component relates to pools of non-impaired loans and is based on historical loss experience adjusted for qualitative factors. The allocated component relates to loans that are classified as impaired. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

We had impaired loans totaling $30.6 million and $32.1 million as of March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, impaired loans totaling $3.6 million had a valuation allowance of $299,000. Impaired loans totaling $3.3 million had a valuation allowance of $290,000 at December 31, 2014. Our average investment in impaired loans was $30.8 million and $34.0 million for the three months ended March 31, 2015 and 2014, respectively.

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

We measure impairment on residential and commercial loans based on the fair value of collateral, if collateral-dependent, or the present value of expected cash flows. Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral-dependent as of March 31, 2015 and considered any probable loss in determining the allowance for loan losses.

For residential loans measured for impairment based on the collateral value, we will do the following:

•	When a loan becomes seriously delinquent, generally 60 days past due, we obtain third-party appraisals that are generally the basis for charge-offs when a loss is indicated, prior to the foreclosure sale, but usually no later than when such loans are 180 days past due. We generally are able to complete the foreclosure process within six to nine months from receipt of the third-party appraisal.

•	We make adjustments to appraisals based on updated economic information, if necessary, prior to the foreclosure sale. We review current market factors to determine whether, in management’s opinion, downward adjustments to the most recent appraised values may be warranted. If so, we use our best estimate to apply an estimated discount rate to the appraised values to reflect current market factors.

•	Appraisals we receive are based on comparable property sales.

For commercial loans measured for impairment based on the collateral value, we will do the following:

•	We obtain a third-party appraisal at the time a loan is deemed to be in a workout situation and there is no indication that the loan will return to performing status, generally when the loan is 90 days or more past due. One or more updated third-party appraisals are obtained prior to foreclosure depending on the foreclosure timeline. In general we order new appraisals annually on loans in the process of foreclosure.

•	We make downward adjustments to appraisals when conditions warrant. Adjustments are made by applying a discount to the appraised value based on occupancy, recent changes in condition to the property and certain other factors. Adjustments are also made to appraisals for construction projects involving residential properties based on recent sales of units. Losses are recognized if the appraised value less estimated costs to sell is less than our carrying value of the loan.

•	Appraisals we receive are generally based on a reconciliation of comparable property sales and income capitalization approaches. For loans on construction projects involving residential properties, appraisals are generally based on a discounted cash flow analysis assuming a bulk sale to a single buyer.

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

Securities Portfolio. At March 31, 2015, our securities portfolio was $199.7 million, or 6.0% of total assets. At that date, $42.9 million, or 21.5% of the securities portfolio, was invested in corporate bonds. The amortized cost and fair value of corporate bonds in the financial services sector was $33.4 million and $33.8 million, respectively. The remainder of the corporate bond portfolio includes companies from a variety of industries. Refer to Note 4 Securities Available for Sale in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding the investments held in the Company’s securities portfolio.

At March 31, 2015, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our equity.

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

As of March 31, 2015, the net unrealized gain on the total debt securities portfolio was $1.4 million. The most significant market valuation decrease related to any one debt security within the portfolio at March 31, 2015 is $29,000. We have no indication that the issuer will be unable to continue to service the obligations, and management does intend not to sell, and more likely than not will not be required to sell, such bond before the earlier of recovery or maturity. As a result, management considers the decline in market value to be temporary.

As of March 31, 2015, the net unrealized gain on the total marketable equity securities portfolio was $2.3 million. The most significant market valuation decrease related to any one equity security within the portfolio at March 31, 2015 is $450,000. Although the issuers have shown declines in earnings, no issues have been identified that cause management to believe the decline in market value is other than temporary, and we have the ability and intent to hold these investments until a recovery of fair value. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame.

Deposits. Deposits are a major source of our funds for lending and other investment purposes. Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Our deposit base is comprised of demand, NOW, money market, regular savings and other deposits, and certificates of deposit. We consider demand, NOW, money market, and regular savings and other deposits to be core deposits. Total deposits increased $90.3 million, or 3.6%, to $2.594 billion at March 31, 2015 from $2.504 billion at December 31, 2014. Our continuing focus on the acquisition and expansion of core deposit relationships resulted in net growth in core deposits of $113.5 million, or 6.3%, to $1.909 billion, or 73.6% of total deposits. For further information about our deposits, refer to Note 6 Deposits in Notes to the Unaudited Consolidated Financial Statements within this report.

The following table sets forth the average balances of deposits for the periods indicated.

	Three Months Ended March 31,
	2015			2014
	Average Balance	Average Rate	Percent of Total Deposits	Average Balance	Average Rate	Percent of Total Deposits
	(Dollars in thousands)
Demand deposits	$295,520	—%	11.8%	$257,122	—%	11.5%
NOW deposits	295,317	0.63	11.9	216,795	0.56	10.9
Money market deposits	980,104	0.86	38.9	851,592	0.88	36.7
Regular savings and other deposits	274,516	0.22	11.0	262,386	0.26	11.6
Certificates of deposit	697,963	1.16	26.4	678,808	1.24	29.3

Total	$2,543,420	0.75%	100.0%	$2,266,703	0.79%	100.0%

Borrowings. We use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for loans and investments. In addition, we may also purchase federal funds from local banking institutions as an additional short-term funding source for the Bank. At March 31, 2015 and December 31, 2014, Federal Home Loan Bank of Boston advances totaled $144.1 million and $171.9 million, respectively, with a weighted average rate of 1.33% and 1.28%, respectively. Total borrowings decreased $27.8 million, or 16.2%, during the three months ended March 31, 2015, reflecting maturing advances with the Federal Home Loan Bank of Boston totaling $27.0 million with original terms ranging from one to five years and fixed interest rates ranging from 0.33% to 2.86%. At March 31, 2015, we also had an available line of credit of $9.4 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily, none of which was outstanding at that date. For further information about our deposits, refer to Note 7 Borrowings in Notes to the Unaudited Consolidated Financial Statements within this report.

Information relating to borrowings, including the federal funds purchased, is detailed in the following table.

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Balance outstanding at end of period	$144,110	$202,123
Average amount outstanding during the period	$150,939	$183,868
Weighted average interest rate during the period	1.36%	1.37%
Maximum outstanding at any month end	$156,637	$202,123
Weighted average interest rate at end of period	1.33%	1.28%

Stockholders’ Equity. Total stockholders’ equity increased $5.9 million, or 1.0%, to $583.6 million at March 31, 2015, from $577.7 million at December 31, 2014. The increase for the three months ended March 31, 2015 was due primarily to $6.4 million in net income and $681,000 related to stock-based compensation plans, partially offset by a decrease of $1.2 million in accumulated other comprehensive income reflecting a decrease in the fair value of available for sale securities, net of tax. Stockholders’ equity to assets was 17.43% at March 31, 2015, compared to 17.62% at December 31, 2014. Book value per share increased to $10.62 at March 31, 2015 from $10.56 at December 31, 2014. Tangible book value per share increased to $10.37 at March 31, 2015 from $10.31 at December 31, 2014. At March 31, 2015, the Company and the Bank continued to exceed all regulatory capital requirements. For further information regarding regulatory capital requirements and the actual capital amounts and ratios for the Bank and the Company, refer to “Capital Management.”

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

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest (1)	Yield/ Cost (1)(6)	Average Balance	Interest (1)	Yield/ Cost (1)(6)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$2,686,367	$29,120	4.40%	$2,312,889	$25,029	4.39%
Securities and certificates of deposits	286,790	1,240	1.75	195,268	1,240	2.58
Other interest-earning assets (3)	212,063	170	0.33	101,703	90	0.36

Total interest-earning assets	3,185,220	30,530	3.89	2,609,860	26,359	4.10

Noninterest-earning assets	113,019			111,774

Total assets	$3,298,239			$2,721,634

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$295,317	457	0.63	$216,795	301	0.56
Money market deposits	980,104	2,078	0.86	851,592	1,857	0.88
Regular savings and other deposits	274,516	151	0.22	262,386	168	0.26
Certificates of deposit	697,963	1,991	1.16	678,808	2,079	1.24

Total interest-bearing deposits	2,247,900	4,677	0.84	2,009,581	4,405	0.89
Borrowings	150,939	508	1.36	183,868	621	1.37

Total interest-bearing liabilities	2,398,839	5,185	0.88	2,193,449	5,026	0.93

Noninterest-bearing demand deposits	295,520			257,122
Other noninterest-bearing liabilities	23,465			19,756

Total liabilities	2,717,824			2,470,327
Total stockholders’ equity	580,415			251,307

Total liabilities and stockholders’ equity	$3,298,239			$2,721,634

Net interest-earning assets	$786,381			$416,411

Fully tax-equivalent net interest income		25,345			21,333
Less: tax-equivalent adjustments		(952)			(731)

Net interest income		$24,393			$20,602

Interest rate spread (1)(4)			3.01%			3.17%
Net interest margin (1)(5)			3.23%			3.32%
Average interest-earning assets to average interest-bearing liabilities	132.78%			118.98%

Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$2,543,420	$4,677	0.75%	$2,266,703	$4,405	0.79%
Total deposits and borrowings, including noninterest-bearing demand deposits	$2,694,359	$5,185	0.78%	$2,450,571	$5,026	0.83%

(footnotes begin on following page)

(footnotes from previous page)

(1)	Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, resulting yields, and interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the three months ended March 31, 2015 and 2014, yields on loans before tax-equivalent adjustments were 4.28% and 4.28%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 1.52% and 2.29%, respectively, and yields on total interest-earning assets before tax-equivalent adjustments were 3.77% and 3.98%, respectively. Interest rate spread before tax-equivalent adjustments for the three months ended March 31, 2015 and 2014 was 2.89% and 3.05%, respectively, while net interest margin before tax-equivalent adjustments for the three months ended March 31, 2015 and 2014 was 3.11% and 3.20%, respectively.
(2)	Loans on non-accrual status are included in average balances.
(3)	Includes Federal Home Loan Bank stock and associated dividends.
(4)	Interest rate spread represents the difference between the tax-equivalent yield on interest-earning assets and the cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income (tax-equivalent basis) divided by average interest-earning assets.
(6)	Annualized

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

	Three Months Ended March 31, 2015 Compared to 2014 Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest income:
Loans	$4,048	$43	$4,091
Securities and certificates of deposits	471	(471)	—
Other interest-earning assets	89	(9)	80

Total	4,608	(437)	4,171
Interest expense:
Deposits	457	(185)	272
Borrowings	(111)	(2)	(113)

Total	346	(187)	159

Change in fully tax-equivalent net interest income	$4,262	$(250)	$4,012

Results of Operations for the Three Months Ended March 31, 2015 and 2014

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

Net income information is as follows:

	Three Months Ended March 31,		Change
	2015	2014	Amount	Percent
	(Dollars in thousands)
Net interest income	$24,393	$20,602	$3,791	18.4%
Provision for loan losses	60	133	(73)	(54.9)
Non-interest income	3,350	3,984	(634)	(15.9)
Non-interest expenses	18,068	17,421	647	3.7
Net income	6,405	4,771	1,634	34.2
Return on average assets	0.78%	0.70%	0.08%	11.4
Return on average equity	4.41%	7.59%	(3.18)%	(41.9)

Net Interest Income. Net interest income increased $3.8 million, or 18.4%, to $24.4 million for the three months ended March 31, 2015 from $20.6 million for the three months ended March 31, 2014. The net interest rate spread and net interest margin were 2.89% and 3.11%, respectively, for the three months ended March 31, 2015 compared to 3.05% and 3.20%, respectively, for the three months ended March 31, 2014. The increase in net interest income was due primarily to loan growth along with declines in the cost of funds, partially offset by declines in yields on interest-earning assets and deposit growth for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

The yield on interest-earning assets declined 21 basis points to 3.77% for the three months ended March 31, 2015 compared to 3.98% for the three months ended March 31, 2014, while the cost of funds declined five basis points to 0.78% for the three months ended March 31, 2015 compared to 0.83% for the three months ended March 31, 2014. The increase in interest income on loans was primarily due to growth in the Company’s average loan balances of $373.5 million, or 16.1%, to $2.686 billion. The increase in interest expense on deposits was primarily due to growth in average total deposits of $276.7 million, or 12.2%, to $2.543 billion, partially offset by the decline in the cost of average total deposits of four basis points to 0.75% for the three months ended March 31, 2015 compared to 0.79% for the three months ended March 31, 2014.

Provision for Loan Losses. Our provision for loan losses was $60,000 for the three months ended March 31, 2015 compared to $133,000 for the three months ended March 31, 2014. For further discussion of the changes in the provision and allowance for loan losses, refer to “Asset Quality — Allowance for Loan Losses.”

Non-Interest Income. Non-interest income information is as follows:

	Three Months Ended March 31,		Change
	2015	2014	Amount	Percent
	(Dollars in thousands)
Customer service fees	$1,757	$1,799	$(42)	(2.3)%
Loan fees	166	213	(47)	(22.1)
Mortgage banking gains, net	110	120	(10)	(8.3)
Gain on sales of securities, net	1,020	1,560	(540)	(34.6)
Income from bank-owned life insurance	296	281	15	5.3
Other income	1	11	(10)	(90.9)

Total non-interest income	$3,350	$3,984	$(634)	(15.9)%

The decrease in gain on sales of securities, net, reflected a $3.0 million decline in proceeds from sale of securities available for sales during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Non-Interest Expense. Non-interest expense information is as follows:

	Three Months Ended March 31,		Change
	2015	2014	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$11,167	$10,801	$366	3.4%
Occupancy and equipment	2,620	2,561	59	2.3
Data processing	1,263	1,161	102	8.8
Marketing and advertising	894	807	87	10.8
Professional services	673	641	32	5.0
Foreclosed real estate	14	11	3	27.3
Deposit insurance	461	551	(90)	(16.3)
Other general and administrative	976	888	88	9.9

Total non-interest expenses	$18,068	$17,421	$647	3.7%

The increase in salaries and employee benefits expense was primarily due to merit salary increases given to employees during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in data processing expense reflected a scheduled contractual increase and business growth during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Income Tax Provision. We recorded a provision for income taxes of $3.2 million for the three months ended March 31, 2015, reflecting an effective tax rate of 33.4%, compared to $2.3 million, or a 32.2% effective tax rate, for the three months ended March 31, 2014. The changes in the income tax provision were primarily due to changes in the components of pre-tax income.

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

Our most liquid assets are cash and due from banks, and certificates of deposit with other banks. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2015, cash and due from banks totaled $273.4 million and certificates of deposit totaled $85.0 million. In addition, at March 31, 2015, we had $277.0 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $9.4 million line of credit. On March 31, 2015, we had $144.1 million of advances outstanding.

A significant use of our liquidity is the funding of loan originations. At March 31, 2015 and December 31, 2014, we had total loan commitments outstanding of $758.5 million and $670.3 million, respectively. Historically, many of the commitments expire without being fully drawn; therefore the total amount of commitments does not necessarily represent future cash requirements. For further information, see Note 8 Commitments and Derivatives in the Notes to the Unaudited Consolidated Financial Statements, within this report.

Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of March 31, 2015 totaled $473.8 million, or 69.2% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. Both the Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2015, both the Company and the Bank exceeded all of their respective regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

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

The Company’s and the Bank’s actual capital amounts and ratios follow:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2015
Total Capital (to Risk Weighted Assets):
Company	$597,831	19.1%	$251,043	8.0%	$313,804	10.0%
Bank	422,203	13.7	246,036	8.0	307,545	10.0

Tier 1 Capital (to Risk Weighted Assets):
Company	568,211	18.1	188,282	6.0	251,043	8.0
Bank	392,583	12.8	184,527	6.0	246,036	8.0

Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	568,211	18.1	141,212	4.5	203,972	6.5
Bank	392,583	12.8	138,395	4.5	199,904	6.5

Tier 1 Capital (to Average Assets):
Company	568,211	17.2	131,930	4.0	164,912	5.0
Bank	392,583	12.5	125,596	4.0	156,995	5.0

December 31, 2014
Total Capital (to Risk Weighted Assets):
Company	$591,563	20.3%	$232,621	8.0%	N/A	N/A
Bank	416,069	14.9	223,348	8.0	$279,178	10.0%

Tier 1 Capital (to Risk Weighted Assets):
Company	561,072	19.3	116,311	4.0	N/A	N/A
Bank	385,578	13.8	111,674	4.0	167,511	6.0

Tier 1 Capital (to Average Assets):
Company	561,072	17.4	128,662	4.0	N/A	N/A
Bank	385,578	12.3	125,176	4.0	156,470	5.0

A reconciliation of the Company’s and Bank’s stockholders’ equity to regulatory capital follows:

	Company	Bank
	(In thousands)
March 31, 2015
Total stockholders’ equity per financial statements	$583,605	$407,965
Adjustments to Common Equity Tier 1 capital:
Accumulated other comprehensive income	(1,707)	(1,695)
Goodwill disallowed	(13,687)	(13,687)

Total Common Equity Tier 1 capital	568,211	392,583

Adjustments to Tier 1 capital:
Additional Tier 1 capital additions (deductions)	—	—

Total Tier 1 capital	568,211	392,583

Adjustments to total capital:
Allowance for loan losses	28,601	28,601
45% of net unrealized gains on marketable equity securities	1,019	1,019

Total regulatory capital	$597,831	$422,203

December 31, 2014
Total stockholders’ equity per financial statements	$577,710	$402,247
Adjustments to Tier 1 capital:
Accumulated other comprehensive income	(2,898)	(2,929)
Goodwill disallowed	(13,687)	(13,687)
Servicing assets disallowed	(53)	(53)

Total Tier 1 capital	561,072	385,578

Adjustments to total capital:
Allowance for loan losses	28,469	28,469
45% of net unrealized gains on marketable equity securities	2,022	2,022

Total regulatory capital	$591,563	$416,069

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

For the three months ended March 31, 2015, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Increase (Decrease) in Market Interest Rates	March 31, 2015			December 31, 2014
	Amount	Change	Percent	Amount	Change	Percent
	(Dollars in thousands)
300	$87,894	$(8,110)	(8.45)%	$87,006	$(8,254)	(8.66)%
Flat	96,004			95,260
-100	97,145	1,141	1.19	96,386	1,126	1.18

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls over Financial Reporting There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

For information regarding our risk factors, see “Risk Factors,” in the Company’s 2014 Annual Report on Form 10-K, filed with the SEC on March 13, 2015, which is available through the SEC’s website at www.sec.gov. As of March 31, 2015, our risk factors have not changed materially from those reported in the annual report. The risks described in the annual report are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a.) Not applicable.

(b.) Not applicable.

(c.) There were no repurchases of common stock during the quarter ended March 31, 2015.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation of Meridian Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Meridian Bancorp, Inc. (File No. 333-194454), originally filed with the Securities and Exchange Commission on March 10, 2014)

3.2	Bylaws of Meridian Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Meridian Bancorp, Inc. (File No. 333-194454), originally filed with the Securities and Exchange Commission on March 10, 2014)

4	Form of Common Stock Certificate of Meridian Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Meridian Bancorp, Inc. (File No. 333-194454), originally filed with the Securities and Exchange Commission on March 10, 2014)

10.1	[Reserved]

10.2	[Reserved]

10.3	[Reserved]

10.4	Amended and Restated Employment Agreement with Richard J. Gavegnano and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.5	East Boston Savings Bank Amended and Restated Employee Severance Compensation Plan filed as an exhibit to Form 10-Q filed on November 10, 2014

10.6	Form of Amended and Restated Supplemental Executive Retirement Agreements with Directors Vincent D. Basile, Domenic A. Gambardella, Edward L. Lynch, Gregory F. Natalucci, and James G. Sartori filed as an exhibit to Form 10-Q filed on November 10, 2014

10.7	Amended and Restated Supplemental Executive Retirement Agreement with Richard J. Gavegnano filed as an exhibit to Form 10-Q filed on November 10, 2014

10.8	2008 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting, as filed with the Securities and Exchange Commission on July 11, 2008)

10.9	Amended and Restated Employment Agreement between Edward J. Merritt and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.10	Amended and Restated Supplemental Executive Retirement Agreement between East Boston Savings Bank and Edward J. Merritt dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.11	Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2010)

10.12	First Amendment to Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2010)

10.13	Amended and Restated Two-Year Change in Control Agreement between Mark Abbate and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.14	Incentive Compensation Plan filed as an exhibit to Form 10-K filed on March 17, 2014

10.15	Amended and Restated Two-Year Change in Control Agreement between John Migliozzi and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.16	East Boston Non-Qualified Supplemental Employee Stock Ownership Plan dated October 1, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.17	Amended and Restated Two-Year Change in Control Agreement between Frank Romano and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-K filed on March 13, 2015

21	Subsidiaries of Registrant filed as an exhibit to Form 10-Q filed on November 10, 2014

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN BANCORP, INC. (Registrant)

Date: May 8, 2015	By:	/s/ Richard J. Gavegnano
Richard J. Gavegnano
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2015	By:	/s/ Mark L. Abbate
Mark L. Abbate
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)