Form 10-Q
period 2015-06-30
Meridian Bancorp, Inc.
filed 2015-08-10
CIK 1600125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2015

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

At July 31, 2015 the registrant had 54,968,757 shares of $0.01 par value common stock outstanding.

MERIDIAN BANCORP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
ASSETS
Cash and due from banks	$176,654	$205,732
Certificates of deposit	95,000	85,000
Securities available for sale, at fair value	175,171	203,521
Federal Home Loan Bank stock, at cost	12,725	12,725
Loans held for sale	5,154	971

Loans, net of fees and costs	2,744,825	2,677,376
Less: allowance for loan losses	(30,109)	(28,469)

Loans, net	2,714,716	2,648,907

Bank-owned life insurance	39,201	38,611
Foreclosed real estate, net	1,046	1,046
Premises and equipment, net	38,700	38,512
Accrued interest receivable	8,054	7,748
Deferred tax asset, net	17,368	15,610
Goodwill	13,687	13,687
Other assets	4,785	6,456

Total assets	$3,302,261	$3,278,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$351,236	$285,990
Interest-bearing	2,199,930	2,217,945

Total deposits	2,551,166	2,503,935

Long-term debt	140,817	171,899
Accrued expenses and other liabilities	21,681	24,982

Total liabilities	2,713,664	2,700,816

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 54,965,555 and 54,708,066 shares issued at June 30, 2015 and December 31, 2014, respectively	550	547
Additional paid-in capital	412,367	411,476
Retained earnings	196,705	184,715
Accumulated other comprehensive income	364	2,898
Unearned compensation - ESOP, 2,861,446 and 2,922,328 shares at June 30, 2015 and December 31, 2014, respectively	(20,723)	(21,164)
Unearned compensation - restricted shares, 193,595 and 138,838 shares at June 30, 2015 and December 31, 2014, respectively	(666)	(762)

Total stockholders’ equity	588,597	577,710

Total liabilities and stockholders’ equity	$3,302,261	$3,278,526

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014 (1)	2015	2014 (1)
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$28,546	$25,112	$56,878	$49,547
Interest on debt securities:
Taxable	434	630	945	1,375
Tax-exempt	41	44	83	89
Dividends on equity securities	421	377	808	690
Interest on certificates of deposit	157	—	293	—
Other interest and dividend income	188	138	358	228

Total interest and dividend income	29,787	26,301	59,365	51,929

Interest expense:
Interest on deposits	4,359	4,407	9,036	8,812
Interest on borrowings	482	655	990	1,276

Total interest expense	4,841	5,062	10,026	10,088

Net interest income	24,946	21,239	49,339	41,841
Provision for loan losses	3,651	696	3,711	829

Net interest income, after provision for loan losses	21,295	20,543	45,628	41,012

Non-interest income:
Customer service fees	2,003	1,860	3,760	3,659
Loan fees	230	106	396	319
Mortgage banking gains, net	268	267	378	387
Gain on sales of securities, net	1,424	1,505	2,444	3,065
Income from bank-owned life insurance	294	293	590	574
Other income	—	6	1	17

Total non-interest income	4,219	4,037	7,569	8,021

Non-interest expenses:
Salaries and employee benefits	10,717	10,017	21,884	20,818
Occupancy and equipment	2,368	2,216	4,988	4,777
Data processing	1,249	909	2,512	2,070
Marketing and advertising	895	688	1,789	1,495
Professional services	664	659	1,337	1,300
Foreclosed real estate	15	199	29	210
Deposit insurance	479	531	940	1,082
Other general and administrative	960	1,062	1,936	1,950

Total non-interest expenses	17,347	16,281	35,415	33,702

Income before income taxes	8,167	8,299	17,782	15,331
Provision for income taxes	2,582	2,795	5,792	5,056

Net income	$5,585	$5,504	$11,990	$10,275

Earnings per share:
Basic	$0.11	$0.10	$0.23	$0.19
Diluted	$0.11	$0.10	$0.23	$0.19
Weighted average shares:
Basic	52,074,889	53,047,448	51,969,106	53,029,783
Diluted	53,166,560	54,125,765	53,085,679	54,097,780

(1)	Share and per share amounts related to periods prior to the date of completion of the Conversion (July 28, 2014) have been restated to give retroactive recognition to the exchange ratio applied in the Conversion (2.4484-to-one) (see Note 1).

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$5,585	$5,504	$11,990	$10,275

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gain (loss) on securities available for sale	(790)	3,719	(1,751)	5,285
Reclassification adjustment for gains realized in income (1)	(1,424)	(1,505)	(2,444)	(3,065)

Net unrealized gain (loss)	(2,214)	2,214	(4,195)	2,220
Tax effect	871	(858)	1,661	(839)

Total other comprehensive income (loss)	(1,343)	1,356	(2,534)	1,381

Comprehensive income	$4,242	$6,860	$9,456	$11,656

(1)	Amounts are included in gain on sales of securities, net, in the Consolidated Statements of Net Income. The provision for income taxes associated with the reclassification adjustments for the three months ended June 30, 2015 and 2014 was $560,000 and $583,000 and for the six months ended June 30, 2015 and 2014 was $968,000 and $1.2 million, respectively.

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Shares of Common Stock Outstanding (1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned Compensation - ESOP	Unearned Compensation - Restricted Shares	Total
	(Dollars in thousands)
Six Months Ended June 30, 2014
Balance at December 31, 2013	54,406,335	$—	$99,553	$162,388	$4,104	$(9,919)	$(5,796)	$(1,125)	$249,205
Comprehensive income	—	—	—	10,275	1,381	—	—	—	11,656
ESOP shares earned (50,682 shares)	—	—	307	—	—	—	207	—	514
Share-based compensation expense, net of awards surrendered	(1,861)	—	232	—	—	—	—	202	434
Excess tax benefits in connection with share-based compensation	—	—	77	—	—	—	—	—	77
Stock options exercised	27,471	—	(101)	—	—	150	—	—	49

Balance at June 30, 2014	54,431,945	$—	$100,068	$172,663	$5,485	$(9,769)	$(5,589)	$(923)	$261,935

Six Months Ended June 30, 2015
Balance at December 31, 2014	54,708,066	$547	$411,476	$184,715	$2,898	$—	$(21,164)	$(762)	$577,710
Comprehensive income	—	—	—	11,990	(2,534)	—	—	—	9,456
ESOP shares earned (60,882 shares)	—	—	324	—	—	—	441	—	765
Share-based compensation expense, net of awards surrendered	87,210	1	191	—	—	—	—	96	288
Excess tax benefits in connection with share-based compensation	—	—	255	—	—	—	—	—	255
Stock options exercised	170,279	2	121	—	—	—	—	—	123

Balance at June 30, 2015	54,965,555	$550	$412,367	$196,705	$364	$—	$(20,723)	$(666)	$588,597

(1)	Share amounts related to periods prior to the date of completion of the Conversion (July 28, 2014) have been restated to give retroactive recognition to the exchange ratio applied in the Conversion (2.4484-to-one) (see Note 1).

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$11,990	$10,275
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of acquisition fair value adjustments	(47)	(20)
ESOP shares earned	765	514
Provision for loan losses	3,711	829
Accretion of net deferred loan origination fees	(371)	(231)
Net accretion of securities available for sale	(39)	(9)
Capitalization of mortgage servicing rights	(13)	(20)
Amortization of mortgage servicing rights	107	111
Depreciation and amortization expense	1,202	1,190
Gain on sales of securities, net	(2,444)	(3,065)
Net loss and provision for foreclosed real estate	—	79
Deferred income tax benefit	(97)	(134)
Income from bank-owned life insurance	(590)	(574)
Share-based compensation expense	288	434
Excess tax benefits in connection with share-based compensation	(255)	(77)
Net changes in:
Loans held for sale	(4,183)	(3,537)
Accrued interest receivable	(306)	9
Other assets	1,577	(1,199)
Accrued expenses and other liabilities	(3,046)	(3,971)

Net cash provided by operating activities	8,249	604

Cash flows from investing activities:
Purchases of certificates of deposit	(10,000)	—
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	18,148	26,853
Redemption of mutual funds, net	9,931	1,019
Proceeds from sales	19,095	14,814
Purchases	(20,543)	(19,661)
Loans originated, net of principal payments received	(69,145)	(106,440)
Purchases of premises and equipment	(1,349)	(690)
Purchase of Federal Home Loan Bank stock	—	(774)
Proceeds from sales of foreclosed real estate	—	540

Net cash used in investing activities	(53,863)	(84,339)

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	47,240	315,720
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	—	55,000
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(31,082)	(5,563)
Stock options exercised	123	49
Excess tax benefits in connection with share-based compensation	255	77

Net cash provided by financing activities	16,536	365,283

Net change in cash and cash equivalents	(29,078)	281,548

Cash and cash equivalents at beginning of period	205,732	86,271

Cash and cash equivalents at end of period	$176,654	$367,819

Supplemental cash flow information:
Interest paid on deposits	$9,133	$8,825
Interest paid on borrowings	1,023	1,265
Income taxes paid, net of refunds	8,510	7,033
Non-cash investing and financing activities:
Transfers from loans to foreclosed real estate	—	1,732
Net change in amounts due to broker on security transactions	—	636

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

Meridian Bancorp, Inc. (the “Company”) is a Maryland corporation incorporated on March 6, 2014 to be the successor to Meridian Interstate Bancorp, Inc. (“Old Meridian”) upon completion of the second-step mutual-to-stock conversion (the “Conversion”) of Meridian Financial Services, Incorporated (the “MHC”), the top tier mutual holding company of Old Meridian. Old Meridian was the former mid-tier holding company for East Boston Savings Bank (the “Bank”). Prior to completion of the Conversion, approximately 59% of the outstanding shares of common stock of Old Meridian were owned by the MHC. In conjunction with the Conversion, the MHC and Meridian Interstate Funding Corporation were merged into Old Meridian (and ceased to exist), and Old Meridian merged into the Company and the Company became its successor under the name Meridian Bancorp, Inc. The Conversion was completed July 28, 2014. The Company raised gross proceeds of $325.0 million by selling a total of 32,500,000 shares of common stock at $10.00 per share in the second-step stock offering. The Company utilized $16.3 million of the proceeds to fund an addition to its Employee Stock Ownership Plan (“ESOP”) loan for the acquisition by the ESOP of an additional 1,625,000 shares at $10.00 per share representing 5% of the shares issued in the second-step offering and incurred expenses in connection with the offer and sale of the common stock totaling $6.5 million, resulting in net cash proceeds to the Company of $302.3 million. The Company invested $159.3 million of the net proceeds it received from the sale into the Bank’s operations and retained the remaining amount for general corporate purposes. Concurrent with the completion of the stock offering, each share of Old Meridian common stock owned by public stockholders (stockholders other than the MHC) was exchanged for 2.4484 shares of Company common stock. A total of 22,200,316 shares of Company common stock were issued in the exchange. The Conversion was accounted for as a capital raising transaction by entities under common control. The historical financial results of the MHC are immaterial to the results of the Company and therefore the net assets of the MHC have been reflected as an increase to stockholders’ equity at the time of the offering.

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of the Company included in the Company’s Form 10-K for the year ended December 31, 2014 which was filed with the Securities and Exchange Commission (“SEC”) on March 13, 2015, and is available through the SEC’s website at www.sec.gov.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of this ASU was to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before annual periods beginning after December 15, 2016. The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

3.	EARNINGS PER SHARE

Basic earnings per share excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Dividends on unvested stock awards are non-forfeitable, therefore these unvested stock awards are considered outstanding in the computation of basic earnings per share. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents (such as options) were issued during the period. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

Basic and diluted earnings per share have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share amounts)

Net income available to common stockholders	$5,585	$5,504	$11,990	$10,275

Basic weighted average shares outstanding	52,074,889	53,047,448	51,969,106	53,029,783
Effect of dilutive stock options	1,091,671	1,078,317	1,116,573	1,067,997

Diluted weighted average shares outstanding	53,166,560	54,125,765	53,085,679	54,097,780

Earnings per share:
Basic	$0.11	$0.10	$0.23	$0.19
Diluted	$0.11	$0.10	$0.23	$0.19

Share and per share amounts related to periods prior to the date of completion of the Conversion (July 28, 2014) have been restated to give retroactive recognition to the exchange ratio applied in the Conversion (2.4484-to-one). For the three and six months ended June 30, 2015, options for the exercise of 37,789 and 39,547, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. There were no anti-dilutive options for the three and six months ended June 30, 2014.

4.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
June 30, 2015
Debt securities:
Corporate bonds:
Financial services	$28,388	$236	$(27)	$28,597
Industry and manufacturing	3,996	47	—	4,043
Other	1,001	5	—	1,006

Total corporate bonds	33,385	288	(27)	33,646
Government-sponsored enterprises	26,043	7	(110)	25,940
U.S. treasury securities	24,994	22	—	25,016
Municipal bonds	5,228	130	—	5,358
Residential mortgage-backed securities:
Government-sponsored enterprises	7,924	530	(2)	8,452
Private label	1,290	51	—	1,341

Total debt securities	98,864	1,028	(139)	99,753

Marketable equity securities:
Common stocks:
Financial services	10,983	740	(162)	11,561
Industry and manufacturing	20,326	653	(2,579)	18,400
Consumer products and services	17,815	596	(743)	17,668
Technology	4,329	91	(332)	4,088
Healthcare	6,871	1,011	(10)	7,872
Other	3,441	1,301	(3)	4,739

Total common stocks	63,765	4,392	(3,829)	64,328
Money market mutual funds	11,130	—	(40)	11,090

Total marketable equity securities	74,895	4,392	(3,869)	75,418

Total securities available for sale	$173,759	$5,420	$(4,008)	$175,171

December 31, 2014
Debt securities:
Corporate bonds:
Financial services	$37,852	$533	$(38)	$38,347
Industry and manufacturing	5,935	121	—	6,056
Healthcare	4,001	27	—	4,028
Other	1,005	19	—	1,024

Total corporate bonds	48,793	700	(38)	49,455
Government-sponsored enterprises	34,548	9	(357)	34,200
U.S. treasury securities	24,991	—	(54)	24,937
Municipal bonds	5,441	182	—	5,623
Residential mortgage-backed securities:
Government-sponsored enterprises	8,754	589	(3)	9,340
Private label	1,410	86	—	1,496

Total debt securities	123,937	1,566	(452)	125,051

Marketable equity securities:
Common stocks:
Financial services	10,849	1,225	(51)	12,023
Industry and manufacturing	16,894	822	(1,658)	16,058
Consumer products and services	13,992	1,467	(549)	14,910
Technology	2,521	79	(184)	2,416
Healthcare	5,220	1,551	—	6,771
Other	3,441	1,826	—	5,267

Total common stocks	52,917	6,970	(2,442)	57,445
Money market mutual funds	21,060	—	(35)	21,025

Total marketable equity securities	73,977	6,970	(2,477)	78,470

Total securities available for sale	$197,914	$8,536	$(2,929)	$203,521

At June 30, 2015, securities with an amortized cost of $17.5 million and $1.1 million, respectively, were pledged as collateral for Federal Home Loan Bank of Boston borrowings and Federal Reserve Bank discount window borrowings.

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2015 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

			After One Year
	One Year or Less		Through Five Years		After Five Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Corporate bonds:
Financial services	$10,989	$11,083	$17,399	$17,514	$—	$—	$28,388	$28,597
Industry and manufacturing	2,996	3,028	1,000	1,015	—	—	3,996	4,043
Other	1,001	1,006	—	—	—	—	1,001	1,006

Total corporate bonds	14,986	15,117	18,399	18,529	—	—	33,385	33,646
Government-sponsored enterprises	43	43	22,000	21,951	4,000	3,946	26,043	25,940
U.S. treasury securities	—	—	24,994	25,016	—	—	24,994	25,016
Municipal bonds	801	808	4,427	4,550	—	—	5,228	5,358
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	—	—	7,924	8,452	7,924	8,452
Private label	—	—	—	—	1,290	1,341	1,290	1,341

Total	$15,830	$15,968	$69,820	$70,046	$13,214	$13,739	$98,864	$99,753

For the three months ended June 30, 2015 and 2014, proceeds from sales of securities available for sale amounted to $14.4 million and $7.2 million, respectively. Gross gains of $1.6 million and $1.5 million and gross losses of $158,000 and $0, respectively, were realized on those sales. For the six months ended June 30, 2015 and 2014, proceeds from sales of securities available for sale amounted to $19.1 million and $14.8 million, respectively. Gross gains of $2.8 million and $3.1 million and gross losses of $323,000 and $0, respectively, were realized on those sales.

Information pertaining to securities available for sale as of June 30, 2015 and December 31, 2014, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
June 30, 2015
Debt securities:
Corporate bonds - financial services	$2	$1,998	$25	$1,476
Government-sponsored enterprises	19	7,981	91	8,910
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	2	220

Total debt securities	21	9,979	118	10,606

Marketable equity securities:
Common stocks:
Financial services	162	2,535	—	—
Industry and manufacturing	2,579	12,299	—	—
Consumer products and services	423	7,448	320	1,816
Technology	332	2,160	—	—
Healthcare	10	818	—	—
Other	3	464	—	—

Total common stocks	3,509	25,724	320	1,816
Money market mutual funds	—	—	40	1,020

Total marketable equity securities	3,509	25,724	360	2,836

Total temporarily impaired securities	$3,530	$35,703	$478	$13,442

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
December 31, 2014
Debt securities:
Corporate bonds-financial services	$5	$1,994	$33	$1,467
Government-sponsored enterprises	10	4,491	347	24,653
U.S. treasury securities	54	24,937	—	—
Residential mortgage-backed securities:
Government-sponsored enterprises	3	225	—	—

Total debt securities	72	31,647	380	26,120

Marketable equity securities:
Common stocks:
Financial services	51	1,855	—	—
Industry and manufacturing	1,658	8,046	—	—
Consumer products and services	549	3,864	—	—
Technology	184	1,855	—	—

Total common stocks	2,442	15,620	—	—
Money market mutual funds	—	—	35	1,018

Total marketable equity securities	2,442	15,620	35	1,018

Total temporarily impaired securities	$2,514	$47,267	$415	$27,138

The Company determined no securities were other-than-temporarily impaired for the six months ended June 30, 2015 or 2014. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.

As of June 30, 2015, the net unrealized gain on the total debt securities portfolio was $889,000. At June 30, 2015, 19 debt securities had unrealized losses with aggregate depreciation of 0.7% from the Company’s amortized cost basis. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in the Company’s debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. The unrealized losses are primarily caused by a recent increase in interest rates. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment. Because (1) the Company does not intend to sell the securities; (2) the Company does not believe it is more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis; and (3) the present value of expected cash flows is sufficient to recover the entire amortized cost basis of the securities, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2015.

As of June 30, 2015, the net unrealized gain on the total marketable equity securities portfolio was $523,000. At June 30, 2015, 54 marketable equity securities have unrealized losses with aggregate depreciation of 11.9% from the Company’s cost basis. Although some issuers have shown declines in earnings, no issues have been identified that cause management to believe the decline in market value is other than temporary, and the Company has the ability and intent to hold these investments until a recovery of fair value. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. A decline of 10% or more in the value of an acquired equity security is generally the triggering event for management to review individual securities for liquidation and/or classification as other-than-temporarily impaired. Impairment losses are recognized when management concludes that declines in the value of equity securities are other than temporary, or when they can no longer assert that they have the intent and ability to hold depreciated equity securities for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on marketable equity securities that are in excess of 25% of cost and that have been sustained for more than twelve months are generally considered-other-than temporary and charged to earnings as impairment losses, or realized through sale of the security.

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

	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$462,897	16.8%	$468,560	17.5%
Multi-family	401,584	14.6	409,675	15.3
Home equity lines of credit	48,274	1.8	50,091	1.9
Commercial real estate	1,134,686	41.3	1,145,820	42.8
Construction	335,939	12.2	265,980	9.9

Total real estate loans	2,383,380	86.7	2,340,126	87.4
Commercial and industrial	354,696	12.9	330,813	12.3
Consumer	9,564	0.4	8,772	0.3

Total loans	2,747,640	100.0%	2,679,711	100.0%

Allowance for loan losses	(30,109)		(28,469)
Net deferred loan origination fees	(2,815)		(2,335)

Loans, net	$2,714,716		$2,648,907

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At June 30, 2015 and December 31, 2014, the Company was servicing loans for participants aggregating $112.1 million and $88.1 million, respectively.

As a result of the Mt. Washington Bank acquisition in January 2010, the Company acquired loans at fair value of $345.3 million. Included in this amount was $27.7 million of loans with evidence of deterioration of credit quality since origination for which it was probable, at the time of the acquisition, that the Company would be unable to collect all contractually required payments receivable. The Company’s evaluation of loans with evidence of credit deterioration as of the acquisition date resulted in a nonaccretable discount of $7.6 million, which is defined as the loan’s contractually required payments receivable in excess of the amount of its cash flows expected to be collected. The Company considered factors such as payment history, collateral values, and accrual status when determining whether there was evidence of deterioration of the loan’s credit quality at the acquisition date.

The following is a summary of the outstanding balance of the acquired loans with evidence of credit deterioration:

	June 30,	December 31,
	2015	2014
	(In thousands)
Real estate loans:
Residential real estate:
One- to four-family	$5,479	$5,776
Multi-family	608	625
Home equity lines of credit	426	505
Commercial real estate	369	447

Outstanding principal balance	6,882	7,353
Discount	(1,552)	(1,787)

Carrying amount	$5,330	$5,566

A rollforward of the accretable discount, included with the outstanding loan balances, follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Beginning balance	$776	$1,170	$919	$1,181
Accretion	(14)	(16)	(28)	(27)
Disposals	(78)	—	(207)	—

Ending balance	$684	$1,154	$684	$1,154

An analysis of the allowance for loan losses and related information follows:

	For the Three Months Ended June 30, 2015
	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Beginning balance	$1,663	$3,608	$95	$12,942	$5,356	$4,853	$84	$28,601
Provision (credit) for loan losses	(139)	(86)	57	(144)	3,576	331	56	3,651
Charge-offs	(7)	—	—	—	(2,287)	—	(57)	(2,351)
Recoveries	—	—	—	18	166	1	23	208

Ending balance	$1,517	$3,522	$152	$12,816	$6,811	$5,185	$106	$30,109

	For the Three Months Ended June 30, 2014
	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Beginning balance	$1,960	$3,276	$105	$11,924	$4,149	$3,928	$98	$25,440
Provision (credit) for loan losses	(52)	70	5	57	353	254	9	696
Charge-offs	—	—	(5)	—	—	—	(36)	(41)
Recoveries	5	—	—	—	10	3	18	36

Ending balance	$1,913	$3,346	$105	$11,981	$4,512	$4,185	$89	$26,131

	For the Six Months Ended June 30, 2015
	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Beginning balance	$1,849	$3,635	$100	$13,000	$5,155	$4,633	$97	$28,469
Provision (credit) for loan losses	(180)	(113)	52	(202)	3,485	584	85	3,711
Charge-offs	(160)	—	—	—	(2,287)	(33)	(118)	(2,598)
Recoveries	8	—	—	18	458	1	42	527

Ending balance	$1,517	$3,522	$152	$12,816	$6,811	$5,185	$106	$30,109

	For the Six Months Ended June 30, 2014
	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Beginning balance	$1,991	$2,419	$155	$12,831	$4,374	$3,433	$132	$25,335
Provision (credit) for loan losses	(68)	927	(45)	(838)	117	746	(10)	829
Charge-offs	(54)	—	(5)	(12)	—	—	(86)	(157)
Recoveries	44	—	—	—	21	6	53	124

Ending balance	$1,913	$3,346	$105	$11,981	$4,512	$4,185	$89	$26,131

	One- to four-family	Multi- family	Home of equity lines credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
June 30, 2015
Amount of allowance for loan losses for loans deemed to be impaired	$3	$164	$—	$28	$—	$3	$—	$198
Amount of allowance for loan losses for loans not deemed to be impaired	1,514	3,358	152	12,788	6,811	5,182	106	29,911

	$1,517	$3,522	$152	$12,816	$6,811	$5,185	$106	$30,109

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$—	$—	$—	$—	$—	$—	$—	$—

Loans deemed to be impaired	$2,071	$1,422	$—	$5,403	$19,174	$996	$—	$29,066
Loans not deemed to be impaired	460,826	400,162	48,274	1,129,283	316,765	353,700	9,564	2,718,574

	$462,897	$401,584	$48,274	$1,134,686	$335,939	$354,696	$9,564	$2,747,640

	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
December 31, 2014
Amount of allowance for loan losses for loans deemed to be impaired	$76	$168	$—	$—	$32	$14	$—	$290
Amount of allowance for loan losses for loans not deemed to be impaired	1,773	3,467	100	13,000	5,123	4,619	97	28,179

	$1,849	$3,635	$100	$13,000	$5,155	$4,633	$97	$28,469

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$41	$—	$—	$—	$—	$—	$—	$41

Loans deemed to be impaired	$4,415	$1,443	$20	$15,398	$9,818	$984	$—	$32,078
Loans not deemed to be impaired	464,145	408,232	50,071	1,130,422	256,162	329,829	8,772	2,647,633

	$468,560	$409,675	$50,091	$1,145,820	$265,980	$330,813	$8,772	$2,679,711

The following table provides information about the Company’s past due and non-accrual loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
June 30, 2015
Real estate loans:
Residential real estate:
One- to four-family	$2,616	$780	$1,834	$5,230	$11,094
Home equity lines of credit	956	49	658	1,663	1,930
Commercial real estate	—	—	4,988	4,988	5,271
Construction	—	—	16,606	16,606	17,775

Total real estate loans	3,572	829	24,086	28,487	36,070
Commercial and industrial	544	—	892	1,436	892
Consumer	476	406	—	882	—

Total	$4,592	$1,235	$24,978	$30,805	$36,962

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
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

At June 30, 2015 and December 31, 2014, the Company did not have any accruing loans past due 90 days or more. Delinquent loans at June 30, 2015 and December 31, 2014 included $972,000 and $485,000 of loans acquired with evidence of credit deterioration. At June 30, 2015 and December 31, 2014, non-accrual loans included $290,000 and $994,000 of loans acquired with evidence of credit deterioration.

The following tables provide information with respect to the Company’s impaired loans:

	June 30, 2015			December 31, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)

Impaired loans without a valuation allowance:
One- to four-family	$1,802	$2,223		$2,986	$3,515
Multi-family	95	95		102	102
Home equity lines of credit	—	—		20	20
Commercial real estate	4,646	4,941		15,398	15,705
Construction	19,174	22,211		9,328	10,007
Commercial and industrial	988	1,320		936	1,320

Total	26,705	30,790		28,770	30,669

Impaired loans with a valuation allowance:
One- to four-family	269	269	$3	1,429	1,429	$76
Multi-family	1,327	1,327	164	1,341	1,341	168
Commercial real estate	757	757	28	—	—	—
Construction	—	—	—	490	490	32
Commercial and industrial	8	8	3	48	48	14

Total	2,361	2,361	198	3,308	3,308	290

Total impaired loans	$29,066	$33,151	$198	$32,078	$33,977	$290

At June 30, 2015, additional funds of $29,000 are committed to be advanced in connection with impaired construction loans.

	Three Months Ended June 30,
	2015			2014
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(In thousands)
One- to four-family	$2,282	$35	$34	$4,033	$50	$55
Multi-family	1,426	14	14	5,319	77	53
Home equity lines of credit	—	—	—	20	—	—
Commercial real estate	5,558	33	33	9,546	126	77
Construction	22,304	60	60	13,876	235	69
Commercial and industrial	996	2	2	1,051	20	3

Total impaired loans	$32,566	$144	$143	$33,845	$508	$257

	Six Months Ended June 30,
	2015			2014
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(In thousands)
One- to four-family	$3,309	$85	$84	$4,048	$100	$95
Multi-family	1,431	27	27	5,338	155	156
Home equity lines of credit	—	—	—	21	—	—
Commercial real estate	10,702	146	146	9,593	267	135
Construction	15,321	256	254	13,673	469	123
Commercial and industrial	973	5	5	1,060	39	8

Total impaired loans	$31,736	$519	$516	$33,733	$1,030	$517

The following table summarizes the troubled debt restructurings (“TDRs”) at the dates indicated:

	June 30,	December 31,
	2015	2014
	(In thousands)
TDRs on accrual status:
One- to four-family	$2,906	$2,946
Multi-family	1,422	1,443
Home equity lines of credit	19	20
Commercial real estate	10,111	9,950
Construction	174	121
Commercial and industrial	142	—

Total TDRs on accrual status	14,774	14,480

TDRs on non-accrual status:
One- to four-family	1,347	1,469
Commercial real estate	450	283
Construction	2,301	6,496
Commercial and industrial	267	186

Total TDRs on non-accrual status	4,365	8,434

Total TDRs	$19,139	$22,914

For the six months ended June 30, 2015 and 2014, new TDRs were immaterial and there were no TDRs that defaulted within the 12 months of restructure. The Company generally places loans modified as TDRs on non-accrual status for a minimum period of six months. Loans modified as TDRs qualify for return to accrual status once they have demonstrated performance with the modified terms of the loan agreement for a minimum of six consecutive months and future payments are reasonably assured. TDRs are reported as impaired loans with an allowance established as part of the allocated component of the allowance for loan losses when the discounted cash flows of the impaired loan are lower than the carrying value of that loan. TDRs may be removed from impairment disclosures in the year following the restructure if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring.

The Company utilizes a nine-grade internal loan rating system for multi-family, commercial real estate, construction, and commercial and industrial loans as follows:

•	Loans rated 1, 2, 3 and 3A: Loans in these categories are considered “pass” rated loans with low to average risk.

•	Loans rated 4 and 4A: Loans in these categories are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

•	Loans rated 5: Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

•	Loans rated 6: Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

•	Loans rated 7: Loans in this category are considered uncollectible (“loss”) and of such little value that their continuance as assets is not warranted.

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

The following tables provide information with respect to the Company’s risk rating:

	June 30, 2015				December 31, 2014
	Multi-family residential real estate	Commercial real estate	Construction	Commercial and industrial	Multi-family residential real estate	Commercial real estate	Construction	Commercial and industrial
	(In thousands)
Loans rated 1 - 3A	$390,867	$1,123,746	$314,956	$328,916	$399,113	$1,135,540	$238,505	$322,013
Loans rated 4 - 4A	2,225	5,255	—	24,747	1,960	4,832	—	7,816
Loans rated 5	8,492	5,685	20,983	1,033	8,602	5,448	27,475	984
Loans rated 6	—	—	—	—	—	—	—	—
Loans rated 7	—	—	—	—	—	—	—	—

Total	$401,584	$1,134,686	$335,939	$354,696	$409,675	$1,145,820	$265,980	$330,813

For one- to four-family real estate loans, home equity lines of credit and consumer loans, management uses delinquency reports as the key credit quality indicator.

6.	DEPOSITS

A summary of deposit balances, by type, follows:

	June 30,	December 31,
	2015	2014
	(In thousands)
Demand deposits	$351,236	$285,990
NOW deposits	294,989	294,840
Money market deposits	907,933	942,542
Regular savings and other deposits	286,311	272,611

Total non-certificate accounts	1,840,469	1,795,983

Term certificates less than $100,000	298,272	280,393
Term certificates $100,000 and greater	412,425	427,559

Total term certificates	710,697	707,952

Total deposits	$2,551,166	$2,503,935

A summary of term certificates, by maturity, follows:

	June 30, 2015		December 31, 2014
Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$463,515	1.04%	$493,676	1.05%
Over 1 year to 2 years	161,177	1.24	131,099	1.31
Over 2 years to 3 years	41,340	1.16	42,237	1.39
Over 3 years to 4 years	22,931	1.45	18,202	1.47
Over 4 years to 5 years	18,462	1.48	19,539	1.50
Greater than 5 years	3,272	5.50	3,199	5.50

	$710,697	1.13%	$707,952	1.16%

7.	BORROWINGS

Long-term debt consists of FHLB advances as follows:

	June 30, 2015		December 31, 2014
Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2015	$10,000	1.83%	$39,500	1.20%
2016	41,500	1.20	41,500	1.20
2017	74,632	1.38	74,632	1.38
2018	—	—	—	—
2019	7,571	1.23	8,454	1.23
2020	7,114	1.22	7,813	1.22

	$140,817	1.34%	$171,899	1.28%

At June 30, 2015, advances amounting to $6.5 million are callable by the FHLB prior to maturity.

As of June 30, 2015, the Company also has an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily. No amounts were drawn on the line of credit as of June 30, 2015 or December 31, 2014. All borrowings from the FHLB are secured by investment securities (see Note 4) and qualified collateral, consisting of a blanket lien on one- to four-family loans and certain multi-family and commercial real estate loans held in the Bank’s portfolio. At June 30, 2015, the Company pledged multi-family and commercial real estate loans with carrying values totaling $60.4 million and $184.0 million, respectively.

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

A summary of outstanding financial instruments whose contract amounts represent credit risk is as follows:

	June 30,	December 31,
	2015	2014
	(In thousands)
Unadvanced portion of existing loans:
Construction	$405,472	$315,206
Home equity line of credit	33,358	32,861
Other lines and letters of credit	120,585	119,352
Commitments to originate:
One- to four-family	14,599	20,641
Commercial real estate	186,079	46,260
Construction	180,128	116,215
Commercial and industrial	41,335	19,013
Other loans	1,343	785

Total loan commitments outstanding	$982,899	$670,333

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

Interest Rate Swaps

The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with commercial business customers to synthetically convert their loans from a variable rate to a fixed rate. The Company pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. Concurrently, the Company enters into an offsetting interest rate swap with a third-party financial institution. In the offsetting swap, the Company pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss of given default for all counterparties. At June 30, 2015 and December 31, 2014, the Company had $1.4 million and $950,000, respectively, in cash pledged for collateral on its interest rate swap with the third-party financial institution.

Summary information regarding these derivatives is presented below:

				June 30, 2015		December 31, 2014
	Maturity	Interest Rate Paid	Interest Rate Received	Notional Amount	Fair Value	Notional Amount	Fair Value
		(Dollars in thousands)
Customer interest rate swap	10/17/33	1 Mo. Libor + 175bp	Fixed (4.1052%)	$11,175	$780	$11,245	$932
Third-party interest rate swap	10/17/33	Fixed (4.1052%)	1 Mo. Libor + 175bp	11,175	(780)	11,245	(932)

Derivative Loan Commitments

Residential real estate loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. The Company enters into commitments to fund residential real estate loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market. A residential loan commitment requires the Company to originate a loan at a specific interest rate upon the completion of various underwriting requirements. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in loan interest rates. If interest rates increase, the value of these commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. Derivative loan commitments with a notional amount of $11.5 million and $12.2 million were outstanding at June 30, 2015 and December 31, 2014, respectively. The fair value of such commitments was a net asset of $37,000 and $123,000 at June 30, 2015 and December 31, 2014, respectively.

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Under a “mandatory delivery” contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay the investor a “pair-off” fee, based on then-current market prices, to compensate the investor for the shortfall. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price that it will purchase the loan from the Company if the loan to the underlying borrower closes. The Company generally enters into forward sale contracts on the same day it commits to lend funds to a potential borrower. The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. Forward loan sale commitments with a notional amount of $16.5 million and $12.2 million were outstanding at June 30, 2015 and December 31, 2014, respectively. The fair value of such commitments was a net asset of $228,000 at June 30, 2015 and a net liability of $22,000 at December 31, 2014.

The following table presents the fair values of derivative instruments in the consolidated balance sheets.

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
June 30, 2015
Derivative loan commitments	Other assets	$124	Other liabilities	$87
Forward loan sale commitments	Other assets	247	Other liabilities	19
Loan level interest rate swaps	Other assets	780	Other liabilities	780

Total		$1,151		$886

December 31, 2014
Derivative loan commitments	Other assets	$159	Other liabilities	$36
Forward loan sale commitments	Other assets	11	Other liabilities	33
Loan level interest rate swaps	Other assets	932	Other liabilities	932

Total		$1,102		$1,001

The following table presents information pertaining to gains (losses) on the Company’s derivative instruments included in the consolidated statements of net income.

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Location of Gain (Loss)	2015	2014	2015	2014
			(In thousands)
Derivative loan commitments	Mortgage banking gains, net	$(35)	$103	$(86)	$141
Forward loan sale commitments	Mortgage banking gains, net	204	(73)	250	(109)

Total		$169	$30	$164	$32

For the three months ended June 30, 2015, the Company recognized net mortgage banking gains of $268,000, consisting of $99,000 in net gains on sale of loans and $169,000 in net derivative mortgage banking gains. The Company recognized net mortgage banking gains of $267,000, consisting of $237,000 in net gains on sale of loans and $30,000 in net derivative mortgage banking gains for the three months ended June 30, 2014. For the six months ended June 30, 2015, the Company recognized net mortgage banking gains of $378,000, consisting of $214,000 in net gains on sale of loans and $164,000 in net derivative mortgage banking gains. The company recognized net mortgage banking gains of $387,000, consisting of $355,000 in net gains on sale of loans and $32,000 in net derivative mortgage banking gains for the six months ended June 30, 2014.

Other Commitments

The Company has a contract with its core data processing provider through December 2017 with an outstanding commitment of $5.6 million as of June 30, 2015, with total annual payments of $2.2 million.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
June 30, 2015
Assets:
Debt securities	$—	$99,753	$—	$99,753
Marketable equity securities	75,418	—	—	75,418
Derivative loan commitments	—	—	124	124
Forward loan sale commitments	—	—	247	247
Loan level interest rate swaps	—	—	780	780

Total assets	$75,418	$99,753	$1,151	$176,322

Liabilities:
Derivative loan commitments	$—	$—	$87	$87
Forward loan sale commitments	—	—	19	19
Loan level interest rate swaps	—	—	780	780

Total liabilities	$—	$—	$886	$886

December 31, 2014
Assets:
Debt securities	$—	$125,051	$—	$125,051
Marketable equity securities	78,470	—	—	78,470
Derivative loan commitments	—	—	159	159
Forward loan sale commitments	—	—	11	11
Loan level interest rate swaps	—	—	932	932

Total assets	$78,470	$125,051	$1,102	$204,623

Liabilities:
Derivative loan commitments	$—	$—	$36	$36
Forward loan sale commitments	—	—	33	33
Loan level interest rate swaps	—	—	932	932

Total liabilities	$—	$—	$1,001	$1,001

For the six months ended June 30, 2015 and 2014, there were no transfers in or out of Levels 1 and 2 and the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Derivative loan commitments and forward sale commitments, net:
Beginning balance	$96	$90	$101	$88
Total realized and unrealized losses included in net income	169	30	164	32

Ending balance	$265	$120	$265	$120

Total realized gain relating to instruments still held at period end	$265	$120	$265	$120

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

	June 30, 2015			Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
	(In thousands)
Impaired loans	$—	$—	$24,937	$(2,287)	$(2,287)
Foreclosed real estate	—	—	1,046	—	—

	$—	$—	$25,983	$(2,287)	$(2,287)

				Three Months Ended	Six Months Ended
	December 31, 2014			June 30, 2014	June 30, 2014
	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
	(In thousands)
Impaired loans	$—	$—	$13,664	$14	$(43)
Foreclosed real estate	—	—	1,046	(80)	(80)

	$—	$—	$14,710	$(66)	$(123)

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

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2015
Financial assets:
Cash and due from banks	$176,654	$176,654	$—	$—	$176,654
Certificates of deposit	95,000	—	95,182	—	95,182
Securities available for sale	175,171	75,418	99,753	—	175,171
Federal Home Loan Bank stock	12,725	—	—	12,725	12,725
Loans and loans held for sale, net	2,719,870	—	—	2,730,834	2,730,834
Accrued interest receivable	8,054	—	—	8,054	8,054
Financial liabilities:
Deposits	2,551,166	—	—	2,502,665	2,502,665
Borrowings	140,817	—	141,761	—	141,761
Accrued interest payable	771	—	—	771	771
On-balance sheet derivative financial instruments:
Assets:
Derivative loan commitments	124	—	—	124	124
Forward loan sale commitments	247	—	—	247	247
Loan level interest rate swaps	780	—	—	780	780
Liabilities:
Derivative loan commitments	87	—	—	87	87
Forward loan sale commitments	19	—	—	19	19
Loan level interest rate swaps	780	—	—	780	780

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2014
Financial assets:
Cash and due from banks	$205,732	$205,732	$—	$—	$205,732
Certificates of deposit	85,000	—	85,096	—	85,096
Securities available for sale	203,521	78,470	125,051	—	203,521
Federal Home Loan Bank stock	12,725	—	—	12,725	12,725
Loans and loans held for sale, net	2,649,878	—	—	2,666,049	2,666,049
Accrued interest receivable	7,748	—	—	7,748	7,748
Financial liabilities:
Deposits	2,503,935	—	—	2,507,982	2,507,982
Borrowings	171,899	—	172,074	—	172,074
Accrued interest payable	891	—	—	891	891
On-balance sheet derivative financial instruments:
Assets:
Derivative loan commitments	159	—	—	159	159
Forward loan sale commitments	11	—	—	11	11
Loan level interest rate swaps	932	—	—	932	932
Liabilities:
Derivative loan commitments	36	—	—	36	36
Forward loan sale commitments	33	—	—	33	33
Loan level interest rate swaps	932	—	—	932	932

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

Assets. Total assets increased $23.7 million, or 0.7%, to $3.302 billion at June 30, 2015 from $3.279 billion at December 31, 2014. Net loans increased $65.8 million, or 2.5%, to $2.715 billion at June 30, 2015 from $2.649 billion at December 31, 2014. Cash and due from banks decreased $29.1 million, or 14.1%, to $176.7 million at June 30, 2015 from $205.7 million at December 31, 2014. Securities available for sale decreased $28.4 million, or 13.9%, to $175.2 million at June 30, 2015 from $203.5 million at December 31, 2014.

Loan Portfolio Analysis. At June 30, 2015, net loans were $2.715 billion, or 82.2% of total assets. During the six months ended June 30, 2015, net loans increased $65.8 million, or 2.5%. The increase was primarily due to increases of $70.0 million in construction loans and $23.9 million in commercial and industrial loans, partially offset by decreases of $11.1 million in commercial real estate loans, $8.1 million in multi-family loans and $5.7 million in one- to four-family loans. Refer to Note 5 Loans in the Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding the loans held in the Company’s loan portfolio.

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

Delinquencies. Total past due loans increased $6.3 million, or 25.5%, to $30.8 million at June 30, 2015 from $24.6 million at December 31, 2014, reflecting an increase of $9.9 million in loans 90 days or greater past due, partially offset by a decrease of $3.7 million in loans 30 to 89 days past due. The increase in loans 90 days or more past due was primarily due to a $14.0 million construction loan placed on non-accrual status as reduced by a $2.3 million charge-off during the second quarter of 2015. At June 30, 2015, non-accrual loans exceeded loans 90 days or greater past due primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected and certain loans that remain on non-accrual status until they attain a sustained payment history of six consecutive months.

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including troubled debt restructurings (“TDRs”) on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At June 30, 2015, we did not have any accruing loans past due 90 days or greater. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $1.1 million at June 30, 2015.

The following table provides information with respect to our non-performing assets at the dates indicated.

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One- to four-family	$11,094	$14,649
Home equity lines of credit	1,930	2,277
Commercial real estate	5,271	5,311
Construction	17,775	8,417

Total real estate loans	36,070	30,654
Commercial and industrial	892	855

Total non-accrual loans (1)	36,962	31,509
Foreclosed assets	1,046	1,046

Total non-performing assets	$38,008	$32,555

Non-accrual loans to total loans	1.35%	1.18%
Non-accrual loans to total assets	1.12%	0.96%
Non-performing assets to total assets	1.15%	0.99%

(1)	TDRs on accrual status not included above totaled $14.8 million at June 30, 2015 and $14.5 million and December 31, 2014.

Non-performing assets increased to $38.0 million, or 1.15% of total assets, at June 30, 2015, from $32.6 million, or 0.99% of total assets, at December 31, 2014. Interest income that would have been recorded for the six months ended June 30, 2015 had non-accruing loans been current according to their original terms amounted to $456,000. Construction loans, including related foreclosed real estate, represented approximately 42.8% of our non-performing assets at June 30, 2015.

Non-accrual loans increased $5.5 million, or 17.3%, to $37.0 million, or 1.35% of total loans outstanding at June 30, 2015, from $31.5 million, or 1.18% of total loans outstanding at December 31, 2014, primarily due to an increase of $9.4 million in non-accrual construction loans, partially offset by a decrease of $3.6 million in non-accrual one- to four-family loans. The increase in non-accrual construction loans during the six months ended June 30, 2015 was primarily due to a $14.0 million construction loan placed on non-accrual status as reduced by a $2.3 million charge-off during the second quarter of 2015. Other non-accrual construction loans were reduced by $4.7 million during the six months ended June 30, 2015 due to collection efforts. The decrease in non-accrual one- to four-family loans during the six months ended June 30, 2015 resulted from continued account monitoring, collection and workout efforts.

The $14.0 million non-accrual construction loan relationship is collateralized by a multi-family development project located in the City of Boston comprised of a substantially completed 12 unit apartment building and a proposed 16 unit apartment building with a shared parking garage. The loan relationship, which matured on May 1, 2015, was originated in 2008 and modified with a new borrower in 2012 for a total exposure of $18.7 million if it had been fully advanced. The loan relationship is also collateralized by other properties in the City of Boston. All of the collateral properties were appraised in 2014 or 2015 based on “as is” values, with the $2.3 million charge-off based on these appraisals. We are moving toward resolution and have commenced foreclosure proceedings on the other properties with foreclosure sales scheduled for November 2015.

Achieving and maintaining a moderate risk profile by aggressively managing troubled assets has been and will continue to be a primary focus for us. At June 30, 2015, our allowance for loan losses was $30.1 million, or 1.10% of total loans and 81.5% of non-accrual loans, compared to $28.5 million, or 1.06% of total loans and 90.4% of non-performing loans at December 31, 2014. Included in our allowance at June 30, 2015 was a general component of $29.9 million, which is based upon our evaluation of various factors relating to loans not deemed to be impaired. We continue to believe our level of non-performing loans and assets, which declined significantly during the past two years, is manageable and we believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

Foreclosed real estate remained flat at $1.0 million at June 30, 2015 and December 31, 2014. At June 30, 2015, foreclosed real estate consisted of a townhouse construction development project and one residential building lot. We continue to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures.

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

Total TDRs decreased $3.8 million, or 16.5%, to $19.1 million at June 30, 2015 from $22.9 million at December 31, 2014, consisting primarily of a decrease of $4.1 million in TDRs on non-accrual status, partially offset by an increase of $294,000 in TDRs on accrual status. The decrease of $4.2 million in non-accrual construction TDRs during the six months ended June 30, 2015 was primarily due to a principal paydown resulting from the sale of a portion of a construction loan relationship. Modifications of TDRs consist of rate reductions, loan term extensions or provisions for interest-only payments for specified periods up to 12 months. We have generally been successful with the concessions we have offered to borrowers to date. We generally return TDRs to accrual status when they have sustained payments for six consecutive months based on the restructured terms and future payments are reasonably assured. Interest income that would have been recorded for the six consecutive months ended June 30, 2015 had TDRs been current according to their original terms amounted to $18,000. We recognized $461,000 of interest income on TDRs for the six months ended June 30, 2015.

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

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. These other potential problem loans are generally loans classified as “substandard” or 5-rated loans in accordance with our nine-grade internal loan rating system that is consistent with guidelines established by banking regulators. At June 30, 2015, other potential problem loans totaled $9.0 million, including $1.9 million of construction loans and $7.1 million of multi-family loans.

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

Changes in the allowance for loan losses during the periods indicated were as follows:

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Beginning balance	$28,469	$25,335
Provision for loan losses	3,711	829
Charge offs:
One- to four-family	(160)	(54)
Home equity lines of credit	—	(5)
Commercial real estate	—	(12)
Construction	(2,287)	—
Commercial and industrial	(33)	—
Consumer	(118)	(86)

Total charge-offs	(2,598)	(157)

Recoveries:
One- to four-family	8	44
Commercial real estate	18	—
Construction	458	21
Commercial and industrial	1	6
Consumer	42	53

Total recoveries	527	124

Net charge-offs	(2,071)	(33)

Ending balance	$30,109	$26,131

Allowance to non-accrual loans	81.46%	70.08%
Allowance to total loans outstanding	1.10%	1.09%
Net charge-offs to average loans outstanding	0.15%	0.00%

Our provision for loan losses was $3.7 million for the six months ended June 30, 2015 compared to $829,000 for the six months ended June 30, 2014. The increase was primarily due to a $2.3 million provision and charge-off for a construction loan relationship during the second quarter of 2015. The changes in the provision for loan losses were also based on management’s assessment of loan portfolio growth and composition changes, historical charge-off trends, an ongoing evaluation of credit quality and current economic conditions. The allowance for loan losses was $30.1 million or 1.10% of total loans outstanding at June 30, 2015, compared to $26.1 million or 1.09% of total loans outstanding at June 30, 2014. The increase in the allowance for loan losses was primarily due to increases in the construction and commercial and industrial loan categories, as such loans have higher inherent credit risk than loans in our residential real estate loan categories. We continue to assess the adequacy of our allowance for loan losses in accordance with established policies.

The following tables set forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	June 30, 2015			December 31, 2014
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$1,517	5.0%	16.8%	$1,849	6.5%	17.5%
Multi-family	3,522	11.7	14.6	3,635	12.8	15.3
Home equity lines of credit	152	0.5	1.8	100	0.4	1.9
Commercial real estate	12,816	42.6	41.3	13,000	45.6	42.8
Construction	6,811	22.6	12.2	5,155	18.1	9.9

Total real estate loans	24,818	82.4	86.7	23,739	83.4	87.4
Commercial and industrial	5,185	17.2	12.9	4,633	16.3	12.3
Consumer	106	0.4	0.4	97	0.3	0.3

Total loans	$30,109	100.0%	100.0%	$28,469	100.0%	100.0%

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

We had impaired loans totaling $29.1 million and $32.1 million as of June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, impaired loans totaling $2.4 million had a valuation allowance of $198,000. Impaired loans totaling $3.3 million had a valuation allowance of $290,000 at December 31, 2014. Our average investment in impaired loans was $31.7 million and $33.7 million for the six months ended June 30, 2015 and 2014, respectively.

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

We measure impairment on residential and commercial loans based on the fair value of collateral, if collateral-dependent, or the present value of expected cash flows. Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral-dependent as of June 30, 2015 and considered any probable loss in determining the allowance for loan losses.

For residential loans measured for impairment based on the collateral value, we generally will do the following:

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

For commercial loans measured for impairment based on the collateral value, we generally will do the following:

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

Loans that are partially charged off generally remain on non-accrual status until foreclosure or such time that they are performing in accordance with the terms of the loan and have a sustained payment history of at least six consecutive months. The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. Loan losses are charged against the allowance when we believe the uncollectability of a loan balance is confirmed; for collateral-dependent loans, generally when appraised values (as adjusted values, if applicable) less estimated costs to sell, are less than our carrying values.

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

Securities Portfolio. At June 30, 2015, our securities portfolio was $175.2 million, or 5.3% of total assets. At that date, $33.6 million, or 19.2% of the securities portfolio, was invested in corporate bonds. The amortized cost and fair value of corporate bonds in the financial services sector was $28.4 million and $28.6 million, respectively. The remainder of the corporate bond portfolio includes companies from a variety of industries. Refer to Note 4 Securities Available for Sale in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding the investments held in the Company’s securities portfolio.

At June 30, 2015, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our stockholders equity.

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

As of June 30, 2015, the net unrealized gain on the total debt securities portfolio was $889,000. The most significant market valuation decrease related to any one debt security within the portfolio at June 30, 2015 was $24,000. We have no indication that the issuer will be unable to continue to service the obligations, and management does intend not to sell, and more likely than not will not be required to sell, such bond before the earlier of recovery or maturity. As a result, management considers the decline in market value to be temporary.

As of June 30, 2015, the net unrealized gain on the total marketable equity securities portfolio was $523,000. The most significant market valuation decrease related to any one equity security within the portfolio at June 30, 2015 was $345,000. Although the issuers have shown declines in earnings, no issues have been identified that cause management to believe the decline in market value is other than temporary, and we have the ability and intent to hold these investments until a recovery of fair value. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame.

Deposits. Deposits are a major source of our funds for lending and other investment purposes. Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Our deposit base is comprised of demand, NOW, money market, regular savings and other deposits, and certificates of deposit. We consider demand, NOW, money market, and regular savings and other deposits to be core deposits. Total deposits increased $47.2 million, or 1.9%, to $2.551 billion at June 30, 2015 from $2.504 billion at December 31, 2014. Our continuing focus on the acquisition and expansion of core deposit relationships resulted in net growth in core deposits of $44.5 million, or 2.5%, to $1.840 billion, or 72.1% of total deposits. For further information about our deposits, refer to Note 6 Deposits in Notes to the Unaudited Consolidated Financial Statements within this report.

The following table sets forth the average balances of deposits for the periods indicated.

	Six Months Ended June 30,
	2015			2014
	Average Balance	Average Rate	Percent of Total Deposits	Average Balance	Average Rate	Percent of Total Deposits
	(Dollars in thousands)
Demand deposits	$309,185	—%	13.7%	$275,550	—%	18.8%
NOW deposits	289,340	0.58	11.6	226,714	0.56	9.8
Money market deposits	960,554	0.84	35.6	853,773	0.88	34.2
Regular savings and other deposits	279,134	0.18	11.2	264,841	0.26	10.6
Certificates of deposit	695,495	1.15	27.9	678,315	1.22	26.6

Total	$2,533,708	0.72%	100.0%	$2,299,193	0.77%	100.0%

Borrowings. We use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for loans and investments. In addition, we may also purchase federal funds from local banking institutions as an additional short-term funding source for the Bank. At June 30, 2015 and December 31, 2014, Federal Home Loan Bank of Boston advances totaled $140.8 million and $171.9 million, respectively, with a weighted average rate of 1.34% and 1.28%, respectively. Total borrowings decreased $31.1 million, or 18.1%, during the six months ended June 30, 2015, reflecting maturing advances with the Federal Home Loan Bank of Boston totaling $29.5 million with original terms ranging from one to five years and fixed interest rates ranging from 0.33% to 2.86%. At June 30, 2015, we also had an available line of credit of $9.4 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily, none of which was outstanding at that date. For further information about our borrowings, refer to Note 7 Borrowings in Notes to the Unaudited Consolidated Financial Statements within this report.

Information relating to borrowings, including the federal funds purchased, is detailed in the following table.

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Balance outstanding at end of period	$140,817	$211,340
Average amount outstanding during the period	$146,881	$194,221
Weighted average interest rate during the period	1.36%	1.32%
Maximum outstanding at any month end	$156,637	$211,340
Weighted average interest rate at end of period	1.34%	1.25%

Stockholders’ Equity. Total stockholders’ equity increased $10.9 million, or 1.9%, to $588.6 million at June 30, 2015, from $577.7 million at December 31, 2014. The increase for the six months ended June 30, 2015 was due primarily to $12.0 million in net income and $1.4 million related to stock-based compensation plans, partially offset by a decrease of $2.5 million in accumulated other comprehensive income reflecting a decrease in the fair value of available for sale securities, net of tax. Stockholders’ equity to assets was 17.82% at June 30, 2015, compared to 17.62% at December 31, 2014. Book value per share increased to $10.71 at June 30, 2015 from $10.56 at December 31, 2014. Tangible book value per share increased to $10.46 at June 30, 2015 from $10.31 at December 31, 2014. At June 30, 2015, the Company and the Bank continued to exceed all regulatory capital requirements. For further information regarding regulatory capital requirements and the actual capital amounts and ratios for the Bank and the Company, refer to “Capital Management.”

Average Balance Sheets and Related Yields and Rates. The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of the tables, average balances have been calculated using daily average balances, and non-accrual loans are included in average balances, but are not deemed material. Loan fees are included in interest income on loans but are not material.

	Three Months Ended June 30,
	2015			2014
	Average Balance	Interest (1)	Yield/ Cost (1)(6)	Average Balance	Interest (1)	Yield/ Cost (1)(6)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$2,708,690	$29,346	4.35%	$2,364,971	$25,734	4.36%
Securities and certificates of deposits	281,526	1,228	1.75	183,100	1,212	2.66
Other interest-earning assets (3)	172,820	188	0.44	147,456	138	0.38

Total interest-earning assets	3,163,036	30,762	3.90	2,695,527	27,084	4.03

Noninterest-earning assets	113,572			116,468

Total assets	$3,276,608			$2,811,995

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$283,429	381	0.54	$236,524	332	0.56
Money market deposits	941,219	1,914	0.82	855,929	1,887	0.88
Regular savings and other deposits	283,702	104	0.15	267,270	174	0.26
Certificates of deposit	693,054	1,960	1.13	677,827	2,014	1.19

Total interest-bearing deposits	2,201,404	4,359	0.79	2,037,550	4,407	0.87
Borrowings	142,867	482	1.35	204,460	655	1.28

Total interest-bearing liabilities	2,344,271	4,841	0.83	2,242,010	5,062	0.91

Noninterest-bearing demand deposits	322,701			293,776
Other noninterest-bearing liabilities	21,500			17,799

Total liabilities	2,688,472			2,553,585
Total stockholders’ equity	588,136			258,410

Total liabilities and stockholders’ equity	$3,276,608			$2,811,995

Net interest-earning assets	$818,765			$453,517

Fully tax-equivalent net interest income		25,921			22,022
Less: tax-equivalent adjustments		(975)			(783)

Net interest income		$24,946			$21,239

Interest rate spread (1)(4)			3.07%			3.12%
Net interest margin (1)(5)			3.29%			3.28%
Average interest-earning assets to average interest-bearing liabilities		134.93%			120.23%

Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$2,524,105	$4,359	0.69%	$2,331,326	$4,407	0.76%
Total deposits and borrowings, including noninterest-bearing demand deposits	$2,666,972	$4,841	0.73%	$2,535,786	$5,062	0.80%

(footnotes begin on following page)

(footnotes from previous page)

(1)	Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, resulting yields, and interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the three months ended June 30, 2015 and 2014, yields on loans before tax-equivalent adjustments were 4.23% and 4.26%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 1.50% and 2.30%, respectively, and yields on total interest-earning assets before tax-equivalent adjustments were 3.78% and 3.91%, respectively. Interest rate spread before tax-equivalent adjustments for the three months ended June 30, 2015 and 2014 was 2.95% and 3.00%, respectively, while net interest margin before tax-equivalent adjustments for the three months ended June 30, 2015 and 2014 was 3.16% and 3.16%, respectively.
(2)	Loans on non-accrual status are included in average balances.
(3)	Includes Federal Home Loan Bank stock and associated dividends.
(4)	Interest rate spread represents the difference between the tax-equivalent yield on interest-earning assets and the cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income (tax-equivalent basis) divided by average interest-earning assets.
(6)	Annualized.

	Six Months Ended June 30,
	2015			2014
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Cost (1)(6)	Balance	Interest (1)	Cost (1)(6)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$2,697,590	$58,465	4.37%	$2,339,074	$50,763	4.38%
Securities and certificates of deposits	284,144	2,469	1.75	189,151	2,452	2.61
Other interest-earning assets (3)	192,333	358	0.38	124,706	228	0.37

Total interest-earning assets	3,174,067	61,292	3.89	2,652,931	53,443	4.06

Noninterest-earning assets	113,297			113,970

Total assets	$3,287,364			$2,766,901

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$289,340	838	0.58	$226,714	633	0.56
Money market deposits	960,554	3,992	0.84	853,773	3,744	0.88
Regular savings and other deposits	279,134	255	0.18	264,841	342	0.26
Certificates of deposit	695,495	3,951	1.15	678,315	4,093	1.22

Total interest-bearing deposits	2,224,523	9,036	0.82	2,023,643	8,812	0.88
Borrowings	146,881	990	1.36	194,221	1,276	1.32

Total interest-bearing liabilities	2,371,404	10,026	0.85	2,217,864	10,088	0.92

Noninterest-bearing demand deposits	309,185			275,550
Other noninterest-bearing liabilities	22,478			18,609

Total liabilities	2,703,067			2,512,023
Total stockholders’ equity	584,297			254,878

Total liabilities and stockholders’ equity	$3,287,364			$2,766,901

Net interest-earning assets	$802,663			$435,067

Fully tax-equivalent net interest income		51,266			43,355
Less: tax-equivalent adjustments		(1,927)			(1,514)

Net interest income		$49,339			$41,841

Interest rate spread (1)(4)			3.04%			3.14%
Net interest margin (1)(5)			3.26%			3.30%
Average interest-earning assets to average interest-bearing liabilities		133.85%			119.62%

Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$2,533,708	$9,036	0.72%	$2,299,193	$8,812	0.77%
Total deposits and borrowings, including noninterest-bearing demand deposits	$2,680,589	$10,026	0.75%	$2,493,414	$10,088	0.82%

(footnotes begin on following page)

(footnotes from previous page)

(1)	Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, resulting yields, and interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the six months ended June 30, 2015 and 2014, yields on loans before tax-equivalent adjustments were 4.25% and 4.27%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 1.51% and 2.30%, respectively, and yields on total interest-earning assets before tax-equivalent adjustments were 3.77% and 3.95%, respectively. Interest rate spread before tax-equivalent adjustments for the six months ended June 30, 2015 and 2014 was 2.92% and 3.03%, respectively, while net interest margin before tax-equivalent adjustments for the six months ended June 30, 2015 and 2014 was 3.13% and 3.18%, respectively.
(2)	Loans on non-accrual status are included in average balances.
(3)	Includes Federal Home Loan Bank stock and associated dividends.
(4)	Interest rate spread represents the difference between the tax-equivalent yield on interest-earning assets and the cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income (tax-equivalent basis) divided by average interest-earning assets.
(6)	Annualized.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2015 Compared to 2014			2015 Compared to 2014
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:
Loans	$3,724	$(112)	$3,612	$7,770	$(68)	$7,702
Securities and certificates of deposits	516	(500)	16	986	(969)	17
Other interest-earning assets	26	24	50	125	5	130

Total	4,266	(588)	3,678	8,881	(1,032)	7,849
Interest expense:
Deposits	298	(346)	(48)	751	(527)	224
Borrowings	(206)	33	(173)	(318)	32	(286)

Total	92	(313)	(221)	433	(495)	(62)

Change in fully tax-equivalent net interest income	$4,174	$(275)	$3,899	$8,448	$(537)	$7,911

Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014

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

Net income information is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(Dollars in thousands)
Net interest income	$24,946	$21,239	$3,707	17.5%	$49,339	$41,841	$7,498	17.9%
Provision for loan losses	3,651	696	2,955	424.6	3,711	829	2,882	347.6
Non-interest income	4,219	4,037	182	4.5	7,569	8,021	(452)	(5.6)
Non-interest expenses	17,347	16,281	1,066	6.5	35,415	33,702	1,713	5.1
Net income	5,585	5,504	81	1.5	11,990	10,275	1,715	16.7
Return on average assets	0.68%	0.78%	(0.10)%	(12.8)	0.73%	0.74%	(0.01)%	(1.4)
Return on average equity	3.80%	8.52%	(4.72)%	(55.4)	4.10%	8.06%	(3.96)%	(49.1)

Net Interest Income. Net interest income increased $3.7 million, or 17.5%, to $24.9 million for the three months ended June 30, 2015 from $21.2 million for the three months ended June 30, 2014. The net interest rate spread and net interest margin were 2.95% and 3.16%, respectively, for the three months ended June 30, 2015 compared to 3.00% and 3.16%, respectively, for the three months ended June 30, 2014. For the six months ended June 30, 2015, net interest income increased $7.5 million, or 17.9%, to $49.3 million from $41.8 million for the six months ended June 30, 2014. The net interest rate spread and net interest margin were 2.92% and 3.13%, respectively, for the six months ended June 30, 2015 compared to 3.03% and 3.18%, respectively, for the six months ended June 30, 2014. The increases in net interest income were due primarily to loan growth along with declines in the cost of funds, partially offset by declines in yields on interest-earning assets and deposit growth for the three and six months ended June 30, 2015 compared to the same periods in 2014.

The yield on interest-earning assets declined 13 basis points to 3.78% for the three months ended June 30, 2015 compared to 3.91% for the three months ended June 30, 2014, while the cost of funds declined seven basis points to 0.73% for the three months ended June 30, 2015 compared to 0.80% for the three months ended June 30, 2014. The increase in interest income on loans was primarily due to growth in the Company’s average loan balances of $343.7 million, or 14.5%, to $2.709 billion. The decrease in interest expense on deposits was primarily due to the decline in the cost of average total deposits of seven basis points to 0.69%, partially offset by the growth in average total deposits of $192.8 million, or 8.3%, to $2.524 billion for the three months ended June 30, 2015 compared to 0.76% for the three months ended June 30, 2014.

The yield on interest-earning assets declined 18 basis points to 3.77% for the six months ended June 30, 2015 compared to 3.95% for the six months ended June 30, 2014, while the cost of funds declined seven basis points to 0.75% for the six months ended June 30, 2015 compared to 0.82% for the six months ended June 30, 2014. The increase in interest income on loans was primarily due to growth in the Company’s average loan balances of $358.5 million, or 15.3%, to $2.698 billion. The increase in interest expense on deposits was primarily due to growth in average total deposits of $234.5 million, or 10.2%, to $2.534 billion, partially offset by the decline in the cost of average total deposits of five basis points to 0.72% for the six months ended June 30, 2015 compared to 0.77% for the six months ended June 30, 2014.

Provision for Loan Losses. Our provision for loan losses was $3.7 million for the three months ended June 30, 2015 compared to $696,000 for the three months ended June 30, 2014. For the six months ended June 30, 2015, the provision for loan losses was $3.7 million compared to $829,000 for the six months ended June 30, 2014. The increases were primarily due to a $2.3 million provision and charge-off for a construction loan relationship during the second quarter of 2015. For further discussion of the changes in the provision and allowance for loan losses, refer to “Allowance for Loan Losses.”

Non-Interest Income. Non-interest income information is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(Dollars in thousands)
Customer service fees	$2,003	$1,860	$143	7.7%	$3,760	$3,659	$101	2.8%
Loan fees	230	106	124	117.0	396	319	77	24.1
Mortgage banking gains, net	268	267	1	0.4	378	387	(9)	(2.3)
Gain on sales of securities, net	1,424	1,505	(81)	(5.4)	2,444	3,065	(621)	(20.3)
Income from bank-owned life insurance	294	293	1	0.3	590	574	16	2.8
Other income	—	6	(6)	(100.0)	1	17	(16)	(94.1)

Total non-interest expenses	$4,219	$4,037	$182	4.5%	$7,569	$8,021	$(452)	(5.6)%

The increases in customer service fees were primarily due to interchange fees earned as a result of the increasing number and activity in demand deposit accounts. The decreases in gain on sales of securities, net, reflected a decrease in the number of securities sold during the three and six months ended June 30, 2015 compared to the same periods in 2014.

Non-Interest Expense. Non-interest expense information is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$10,717	$10,017	$700	7.0%	$21,884	$20,818	$1,066	5.1%
Occupancy and equipment	2,368	2,216	152	6.9	4,988	4,777	211	4.4
Data processing	1,249	909	340	37.4	2,512	2,070	442	21.4
Marketing and advertising	895	688	207	30.1	1,789	1,495	294	19.7
Professional services	664	659	5	0.8	1,337	1,300	37	2.8
Foreclosed real estate	15	199	(184)	(92.5)	29	210	(181)	(86.2)
Deposit insurance	479	531	(52)	(9.8)	940	1,082	(142)	(13.1)
Other general and administrative	960	1,062	(102)	(9.6)	1,936	1,950	(14)	(0.7)

Total non-interest expenses	$17,347	$16,281	$1,066	6.5%	$35,415	$33,702	$1,713	5.1%

The increases in salaries and employee benefits expense were primarily due to annual employee salary increases and higher expenses related to the Bank’s employee stock ownership plan during the current period. The increases in data processing expense reflected a one-time cost reduction during the second quarter of 2014 along with a scheduled contractual increase and business growth during the current period. The increases in marketing and advertising expense reflected the Bank’s new and expanded advertising campaign in our Boston area market. The Company’s efficiency ratio was 62.53% for the three months ended June 30, 2015 compared to 68.49% for the three months ended June 30, 2014. For the six months ended June 30, 2015, the efficiency ratio was 65.02% compared to 72.02% for the six months ended June 30, 2014.

Income Tax Provision. We recorded a provision for income taxes of $2.6 million for the three months ended June 30, 2015, reflecting an effective tax rate of 31.6%, compared to $2.8 million, or a 33.7% effective tax rate, for the three months ended June 30, 2014. For the six months ended June 30, 2015, the provision for income taxes of $5.8 million for the six months ended June 30, 2015, reflecting an effective tax rate of 32.6%, compared to $5.1 million, or a 33.0% effective tax rate, for the six months ended June 30, 2014. The changes in the effective tax provision were primarily due to changes in the components of pre-tax income.

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

Our most liquid assets are cash and due from banks, and certificates of deposit with other banks. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2015, cash and due from banks totaled $176.7 million and certificates of deposit totaled $95.0 million. In addition, at June 30, 2015, we had $262.7 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $9.4 million line of credit. On June 30, 2015, we had $140.8 million of advances outstanding.

A significant use of our liquidity is the funding of loan originations. At June 30, 2015 and December 31, 2014, we had total loan commitments outstanding of $982.9 million and $670.3 million, respectively. Historically, many of the commitments expire without being fully drawn; therefore the total amount of commitments does not necessarily represent future cash requirements. For further information, see Note 8 Commitments and Derivatives in the Notes to the Unaudited Consolidated Financial Statements, within this report.

Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of June 30, 2015 totaled $463.5 million, or 65.2% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained with us. Meridian Bancorp, Inc. is a separate legal entity from East Boston Savings Bank and it must provide for its own liquidity to pay dividends and repurchase its common stock and for other corporate purposes. Meridian Bancorp, Inc.’s primary source of liquidity is proceeds from the second-step offering, and to a lesser extent dividend payments received from East Boston Savings Bank. The ability of East Boston Savings Bank to pay dividends is subject to regulatory requirements. At June 30, 2015, Meridian Bancorp, Inc. (on an unconsolidated basis) had cash and cash equivalents, certificates of deposit and securities available for sale totaling $152.5 million. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management. Both the Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2015, both the Company and the Bank exceeded all of their respective regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets), sets the leverage ratio at a uniform 4% of total assets and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. The Bank has elected to exercise its one-time option to opt-out of the requirement under the final rule to include certain “available-for-sale” securities holdings for purposes of calculating its regulatory capital requirements. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule is effective January 1, 2015. The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.

Consolidated regulatory capital requirements identical to those applicable to the Bank apply to bank holding companies such as the Company as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.

The Company may use capital management tools such as cash dividends and common share repurchases. Pursuant to Federal Reserve Board regulations, we may not repurchase shares for at least one year following the second-step conversion. In addition, Massachusetts regulations restrict repurchases for the first three years following the second-step conversion except where compelling and valid business reasons are established to the satisfaction of the Massachusetts Commissioner of Banks. We are also subject to the Federal Reserve Board’s notice provisions for stock repurchases.

The Company’s and the Bank’s actual capital amounts and ratios follow:

			Minimum		Minimum
			Capital		To Be Well
	Actual		Requirement		Capitalized Under
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2015
Total Capital (to Risk Weighted Assets):
Company	$604,890	19.8%	$244,629	8.0%	$305,787	10.0%
Bank	429,030	14.0	244,916	8.0	306,145	10.0
Tier 1 Capital (to Risk Weighted Assets):
Company	574,546	18.8	183,472	6.0	244,629	8.0
Bank	398,686	13.0	183,687	6.0	244,916	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	574,546	18.8	137,604	4.5	198,761	6.5
Bank	398,686	13.0	137,765	4.5	198,994	6.5
Tier 1 Capital (to Average Assets):
Company	574,546	17.5	131,064	4.0	163,830	5.0
Bank	398,686	12.8	124,416	4.0	155,520	5.0

December 31, 2014
Total Capital (to Risk Weighted Assets):
Company	$591,563	20.3%	$232,621	8.0%	N/A	N/A
Bank	416,069	14.9	223,348	8.0	$279,178	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Company	561,072	19.3	116,311	4.0	N/A	N/A
Bank	385,578	13.8	111,674	4.0	167,511	6.0
Tier 1 Capital (to Average Assets):
Company	561,072	17.4	128,662	4.0	N/A	N/A
Bank	385,578	12.3	125,176	4.0	156,470	5.0

A reconciliation of the Company’s and Bank’s stockholders’ equity to regulatory capital follows:

	Company	Bank
	(In thousands)
June 30, 2015
Total stockholders’ equity per financial statements	$588,597	$412,724
Adjustments to Common Equity Tier 1 capital:
Accumulated other comprehensive income	(364)	(351)
Goodwill disallowed	(13,687)	(13,687)

Total Common Equity Tier 1 capital	574,546	398,686

Adjustments to Tier 1 capital:
Additional Tier 1 capital additions (deductions)	—	—

Total Tier 1 capital	574,546	398,686

Adjustments to total capital:
Allowance for loan losses	30,109	30,109
45% of net unrealized gains on marketable equity securities	235	235

Total regulatory capital	$604,890	$429,030

	Company	Bank
	(In thousands)
December 31, 2014
Total stockholders’ equity per financial statements	$577,710	$402,247
Adjustments to Tier 1 capital:
Accumulated other comprehensive income	(2,898)	(2,929)
Goodwill disallowed	(13,687)	(13,687)
Servicing assets disallowed	(53)	(53)

Total Tier 1 capital	561,072	385,578

Adjustments to total capital:
Allowance for loan losses	28,469	28,469
45% of net unrealized gains on marketable equity securities	2,022	2,022

Total regulatory capital	$591,563	$416,069

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

For the six months ended June 30, 2015, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

	June 30, 2015			December 31, 2014
Increase (Decrease) in Market Interest Rates	Amount	Change	Percent	Amount	Change	Percent
	(Dollars in thousands)
300	$90,014	$(8,676)	(8.79)%	$87,006	$(8,254)	(8.66)%
Flat	98,690			95,260
-100	99,408	718	0.73	96,386	1,126	1.18

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls over Financial Reporting There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

For information regarding our risk factors, see “Risk Factors,” in the Company’s 2014 Annual Report on Form 10-K, filed with the SEC on March 13, 2015, which is available through the SEC’s website at www.sec.gov. As of June 30, 2015, our risk factors have not changed materially from those reported in the annual report. The risks described in the annual report are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a.) Not applicable.

(b.) Not applicable.

(c.) There were no repurchases of common stock during the quarter ended June 30, 2015.

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

MERIDIAN BANCORP, INC. (Registrant)

Date: August 10, 2015	By:	/s/ Richard J. Gavegnano
Richard J. Gavegnano Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2015	By:	/s/ Mark L. Abbate
Mark L. Abbate Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)