Form 10-Q
period 2015-09-30
Meridian Bancorp, Inc.
filed 2015-11-09
CIK 1600125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2015

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

At November 2, 2015 the registrant had 55,060,687 shares of $0.01 par value common stock outstanding.

MERIDIAN BANCORP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
ASSETS
Cash and due from banks	$98,038	$205,732
Certificates of deposit	95,008	85,000
Securities available for sale, at fair value	151,025	203,521
Federal Home Loan Bank stock, at cost	12,725	12,725
Loans held for sale	2,302	971

Loans, net of fees and costs	2,924,233	2,677,376
Less: allowance for loan losses	(32,585)	(28,469)

Loans, net	2,891,648	2,648,907

Bank-owned life insurance	39,262	38,611
Foreclosed real estate, net	600	1,046
Premises and equipment, net	39,539	38,512
Accrued interest receivable	8,239	7,748
Deferred tax asset, net	19,933	15,610
Goodwill	13,687	13,687
Other assets	3,842	6,456

Total assets	$3,375,848	$3,278,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$352,360	$285,990
Interest-bearing	2,278,321	2,217,945

Total deposits	2,630,681	2,503,935

Long-term debt	140,023	171,899
Accrued expenses and other liabilities	22,045	24,982

Total liabilities	2,792,749	2,700,816

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 54,458,315 and 54,708,066 shares issued at September 30, 2015 and December 31, 2014, respectively	545	547
Additional paid-in capital	406,214	411,476
Retained earnings	200,813	184,715
Accumulated other comprehensive income (loss)	(3,358)	2,898
Unearned compensation - ESOP, 2,831,005 and 2,922,328 shares at September 30, 2015 and December 31, 2014, respectively	(20,503)	(21,164)
Unearned compensation - restricted shares, 189,559 and 138,838 shares at September 30, 2015 and December 31, 2014, respectively	(612)	(762)

Total stockholders’ equity	583,099	577,710

Total liabilities and stockholders’ equity	$3,375,848	$3,278,526

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$30,153	$26,617	$87,031	$76,164
Interest on debt securities:
Taxable	366	588	1,311	1,963
Tax-exempt	41	45	124	134
Dividends on equity securities	408	357	1,216	1,047
Interest on certificates of deposit	163	—	456	—
Other interest and dividend income	207	258	565	486

Total interest and dividend income	31,338	27,865	90,703	79,794

Interest expense:
Interest on deposits	4,643	4,513	13,679	13,325
Interest on borrowings	482	632	1,472	1,908

Total interest expense	5,125	5,145	15,151	15,233

Net interest income	26,213	22,720	75,552	64,561
Provision for loan losses	2,412	655	6,123	1,484

Net interest income, after provision for loan losses	23,801	22,065	69,429	63,077

Non-interest income:
Customer service fees	2,049	1,880	5,809	5,539
Loan fees	318	148	714	467
Mortgage banking gains, net	38	19	416	406
Gain on sales of securities, net	45	1,346	2,489	4,411
Income from bank-owned life insurance	340	294	930	868
Other income	7	—	8	17

Total non-interest income	2,797	3,687	10,366	11,708

Non-interest expenses:
Salaries and employee benefits	11,235	10,249	33,119	31,067
Occupancy and equipment	2,406	2,252	7,394	7,029
Data processing	1,375	1,201	3,887	3,271
Marketing and advertising	766	769	2,555	2,264
Professional services	644	588	1,981	1,888
Foreclosed real estate	96	(47)	125	163
Deposit insurance	522	515	1,462	1,597
Other general and administrative	1,045	1,180	2,981	3,130

Total non-interest expenses	18,089	16,707	53,504	50,409

Income before income taxes	8,509	9,045	26,291	24,376
Provision for income taxes	2,767	3,030	8,559	8,086

Net income	$5,742	$6,015	$17,732	$16,290

Earnings per share:
Basic	$0.11	$0.12	$0.34	$0.31
Diluted	$0.11	$0.11	$0.33	$0.30
Weighted average shares:
Basic	51,940,055	52,043,346	51,959,315	52,718,470
Diluted	53,023,850	53,156,287	53,064,962	53,801,448

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$5,742	$6,015	$17,732	$16,290

Other comprehensive loss:
Securities available for sale:
Unrealized holding gain (loss) on securities available for sale	(6,207)	(2,690)	(7,958)	2,595
Reclassification adjustment for gains realized in income (1)	(45)	(1,346)	(2,489)	(4,411)

Net unrealized loss	(6,252)	(4,036)	(10,447)	(1,816)
Tax effect	2,530	1,603	4,191	764

Total other comprehensive loss	(3,722)	(2,433)	(6,256)	(1,052)

Comprehensive income	$2,020	$3,582	$11,476	$15,238

(1)	Amounts are included in gain on sales of securities, net, in the Consolidated Statements of Net Income. The provision for income taxes associated with the reclassification adjustments for the three months ended September 30, 2015 and 2014 was $18,000 and $535,000 and for the nine months ended September 30, 2015 and 2014 was $999,000 and $1.9 million, respectively.

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Shares of Common Stock Outstanding (1)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned Compensation - ESOP	Unearned Compensation - Restricted Shares	Total
	(Dollars in thousands)
Nine Months Ended September 30, 2014
Balance at December 31, 2013	54,406,335	$—	$99,553	$162,388	$4,104	$(9,919)	$(5,796)	$(1,125)	$249,205
Comprehensive income	—	—	—	16,290	(1,052)	—	—	—	15,238
ESOP shares earned (91,323 shares)	—	—	388	—	—	—	498	—	886
Share-based compensation expense, net of awards surrendered	(1,861)	—	345	—	—	—	—	301	646
Excess tax benefits in connection with share-based compensation	—	—	86	—	—	—	—	—	86
Stock options exercised	29,919	—	(93)	—	—	150	—	—	57
Corporate reorganization:
Conversion of Meridian Interstate Bancorp, Inc.	(1,356,629)	531	301,750	—	—	—	—	—	302,281
Purchase by ESOP	1,625,000	16	16,234	—	—	—	(16,250)	—	—
Treasury stock retired	—	—	(9,769)	—	—	9,769	—	—	—
Contribution of Meridian Financial Services	—	—	2,640	—	—	—	—	—	2,640

Balance at September 30, 2014	54,702,764	$547	$411,134	$178,678	$3,052	$—	$(21,548)	$(824)	$571,039

Nine Months Ended September 30, 2015
Balance at December 31, 2014	54,708,066	$547	$411,476	$184,715	$2,898	$—	$(21,164)	$(762)	$577,710
Comprehensive income	—	—	—	17,732	(6,256)	—	—	—	11,476
Dividend declared ($0.03 per share)	—	—	—	(1,634)	—	—	—	—	(1,634)
Repurchased stock related to buyback program	(522,604)	(5)	(6,564)	—	—	—	—	—	(6,569)
ESOP shares earned (91,323 shares)	—	—	501	—	—	—	661	—	1,162
Share-based compensation expense, net of awards surrendered	87,730	1	318	—	—	—	—	150	469
Excess tax benefits in connection with share-based compensation	—	—	323	—	—	—	—	—	323
Stock options exercised	185,123	2	160	—	—	—	—	—	162

Balance at September 30, 2015	54,458,315	$545	$406,214	$200,813	$(3,358)	$—	$(20,503)	$(612)	$583,099

(1)	Share amounts related to periods prior to the date of completion of the Conversion (July 28, 2014) have been restated to give retroactive recognition to the exchange ratio applied in the Conversion (2.4484-to-one). (see Note 1)

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$17,732	$16,290
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of acquisition fair value adjustments	(91)	(31)
ESOP shares earned	1,162	886
Provision for loan losses	6,123	1,484
Accretion of net deferred loan origination fees	(740)	(401)
Net accretion of securities available for sale	(55)	(20)
Capitalization of mortgage servicing rights	(14)	(28)
Amortization of mortgage servicing rights	155	173
Depreciation and amortization expense	1,846	1,794
Gain on sales of securities, net	(2,489)	(4,411)
Net loss and provision for foreclosed real estate	92	78
Deferred income tax benefit	(132)	(168)
Income from bank-owned life insurance	(930)	(868)
Share-based compensation expense	469	646
Excess tax benefits in connection with share-based compensation	(323)	(86)
Net changes in:
Loans held for sale	(1,331)	367
Accrued interest receivable	(491)	124
Other assets	2,473	(69)
Accrued expenses and other liabilities	(2,614)	(684)

Net cash provided by operating activities	20,842	15,076

Cash flows from investing activities:
Purchases of certificates of deposit	(12,508)	—
Maturities of certificates of deposit	2,500	—
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	32,927	36,873
Redemption of mutual funds, net	19,934	1,015
Proceeds from sales	20,434	24,311
Purchases	(28,708)	(26,631)
Loans originated, net of principal payments received	(248,103)	(218,822)
Proceeds from bank-owned life insurance	279	—
Purchases of premises and equipment	(2,811)	(908)
Purchase of Federal Home Loan Bank stock	—	(818)
Cash received in MHC merger	—	2,640
Proceeds from sales of foreclosed real estate	354	1,223

Net cash used in investing activities	(215,702)	(181,117)

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	126,760	154,835
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	—	57,131
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(31,876)	(46,347)
Cash dividends declared on common stock	(1,634)	—
Repurchase of common stock	(6,569)	—
Stock options exercised	162	57
Excess tax benefits in connection with share-based compensation	323	86
Net proceeds in sale of common stock	—	302,281

Net cash provided by financing activities	87,166	468,043

Net change in cash and cash equivalents	(107,694)	302,002

Cash and cash equivalents at beginning of period	205,732	86,271

Cash and cash equivalents at end of period	$98,038	$388,273

Supplemental cash flow information:
Interest paid on deposits	$13,744	$13,331
Interest paid on borrowings	1,505	1,931
Income taxes paid, net of refunds	10,235	7,493
Non-cash investing and financing activities:
Transfers from loans to foreclosed real estate	—	1,717

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

Meridian Bancorp, Inc. (the “Company”) is a Maryland corporation incorporated on March 6, 2014 to be the successor to Meridian Interstate Bancorp, Inc. (“Old Meridian”) upon completion of the second-step mutual-to-stock conversion (the “Conversion”) of Meridian Financial Services, Incorporated (the “MHC”), the top tier mutual holding company of Old Meridian. Old Meridian was the former mid-tier holding company for East Boston Savings Bank (the “Bank”). Prior to completion of the Conversion, approximately 59% of the outstanding shares of common stock of Old Meridian were owned by the MHC. In conjunction with the Conversion, the MHC and Meridian Interstate Funding Corporation were merged into Old Meridian (and ceased to exist), and Old Meridian merged into the Company and the Company became Old Meridian’s successor under the name Meridian Bancorp, Inc. The Conversion was completed July 28, 2014. The Company raised gross proceeds of $325.0 million by selling a total of 32,500,000 shares of common stock at $10.00 per share in the second-step stock offering. The Company utilized $16.3 million of the proceeds to fund an addition to its Employee Stock Ownership Plan (“ESOP”) loan for the acquisition by the ESOP of an additional 1,625,000 shares at $10.00 per share representing 5% of the shares issued in the second-step offering and incurred expenses in connection with the offer and sale of the common stock totaling $6.5 million, resulting in net cash proceeds to the Company of $302.3 million. The Company invested $159.3 million of the net proceeds it received from the sale into the Bank’s operations and retained the remaining amount for general corporate purposes. Concurrent with the completion of the stock offering, each share of Old Meridian common stock owned by public stockholders (stockholders other than the MHC) was exchanged for 2.4484 shares of Company common stock. A total of 22,200,316 shares of Company common stock were issued in the exchange. The Conversion was accounted for as a capital raising transaction by entities under common control. The historical financial results of the MHC are immaterial to the results of the Company and therefore the net assets of the MHC have been reflected as an increase to stockholders’ equity at the time of the offering.

As a result of the Conversion, all share and per share information for periods prior to the Conversion has been revised to reflect the 2.4484-to-one exchange ratio. Such revised financial information presented in this Form 10-Q is derived from the consolidated financial statements of Old Meridian and its subsidiaries.

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 which was filed with the Securities and Exchange Commission (“SEC”) on March 13, 2015, and is available through the SEC’s website at www.sec.gov.

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

Basic and diluted earnings per share have been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share amounts)

Net income available to common stockholders	$5,742	$6,015	$17,732	$16,290

Basic weighted average shares outstanding	51,940,055	52,043,346	51,959,315	52,718,470
Effect of dilutive stock options	1,083,795	1,112,941	1,105,647	1,082,978

Diluted weighted average shares outstanding	53,023,850	53,156,287	53,064,962	53,801,448

Earnings per share:
Basic	$0.11	$0.12	$0.34	$0.31
Diluted	$0.11	$0.11	$0.33	$0.30

For the three and nine months ended September 30, 2015, options for the exercise of 36,673 and 38,589 shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. There were no anti-dilutive options for the three and nine months ended September 30, 2014.

On September 17, 2015, the stockholders of the Company approved the Meridian Bancorp, Inc. 2015 Equity Incentive Plan (the “Plan”). The Plan provides for the issuance of up to 4,550,000 shares of common stock for the grant of stock-based and other incentive awards to officers, employees and directors of the Company; provided, however, that no more than 3,250,000 shares may be issued or delivered in the aggregate pursuant to the exercise of stock options, and no more than 1,300,000 shares may be issued or delivered pursuant to restricted stock awards. On November 2, 2015, the Company granted 1,395,314 stock options and 600,700 restricted stock awards under the Plan to its directors, officers and employees, including the Company’s named executive officers. Awards vest 20% per year over a period of five years beginning one year from the date of grant.

4.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2015
Debt securities:
Corporate bonds:
Financial services	$27,414	$172	$(26)	$27,560
Industry and manufacturing	3,998	27	—	4,025

Total corporate bonds	31,412	199	(26)	31,585
Government-sponsored enterprises	19,000	14	(18)	18,996
U.S. treasury securities	24,995	24	—	25,019
Municipal bonds	5,142	110	—	5,252
Residential mortgage-backed securities:
Government-sponsored enterprises	7,534	500	(2)	8,032
Private label	1,029	30	—	1,059

Total debt securities	89,112	877	(46)	89,943

Marketable equity securities:
Common stocks:
Financial services	11,133	464	(644)	10,953
Industry and manufacturing	20,774	274	(5,795)	15,253
Consumer products and services	18,150	780	(1,810)	17,120
Technology	4,508	—	(592)	3,916
Healthcare	7,638	465	(342)	7,761
Other	3,423	1,576	(6)	4,993

Total common stocks	65,626	3,559	(9,189)	59,996
Money market mutual funds	1,127	—	(41)	1,086

Total marketable equity securities	66,753	3,559	(9,230)	61,082

Total securities available for sale	$155,865	$4,436	$(9,276)	$151,025

December 31, 2014
Debt securities:
Corporate bonds:
Financial services	$37,852	$533	$(38)	$38,347
Industry and manufacturing	5,935	121	—	6,056
Healthcare	4,001	27	—	4,028
Other	1,005	19	—	1,024

Total corporate bonds	48,793	700	(38)	49,455
Government-sponsored enterprises	34,548	9	(357)	34,200
U.S. treasury securities	24,991	—	(54)	24,937
Municipal bonds	5,441	182	—	5,623
Residential mortgage-backed securities:
Government-sponsored enterprises	8,754	589	(3)	9,340
Private label	1,410	86	—	1,496

Total debt securities	123,937	1,566	(452)	125,051

Marketable equity securities:
Common stocks:
Financial services	10,849	1,225	(51)	12,023
Industry and manufacturing	16,894	822	(1,658)	16,058
Consumer products and services	13,992	1,467	(549)	14,910
Technology	2,521	79	(184)	2,416
Healthcare	5,220	1,551	—	6,771
Other	3,441	1,826	—	5,267

Total common stocks	52,917	6,970	(2,442)	57,445
Money market mutual funds	21,060	—	(35)	21,025

Total marketable equity securities	73,977	6,970	(2,477)	78,470

Total securities available for sale	$197,914	$8,536	$(2,929)	$203,521

At September 30, 2015, securities with an amortized cost of $16.0 million and $1.1 million, respectively, were pledged as collateral for Federal Home Loan Bank of Boston borrowings and Federal Reserve Bank discount window borrowings.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2015 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	One Year or Less		After One Year Through Five Years		After Five Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Corporate bonds:
Financial services	$11,978	$12,062	$15,436	$15,498	$—	$—	$27,414	$27,560
Industry and manufacturing	2,998	3,013	1,000	1,012	—	—	3,998	4,025

Total corporate bonds	14,976	15,075	16,436	16,510	—	—	31,412	31,585
Government-sponsored enterprises	—	—	15,000	15,011	4,000	3,985	19,000	18,996
U.S. treasury securities	—	—	24,995	25,019	—	—	24,995	25,019
Municipal bonds	800	803	4,342	4,449	—	—	5,142	5,252
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	12	12	7,522	8,020	7,534	8,032
Private label	—	—	—	—	1,029	1,059	1,029	1,059

Total	$15,776	$15,878	$60,785	$61,001	$12,551	$13,064	$89,112	$89,943

For the three months ended September 30, 2015 and 2014, proceeds from sales of securities available for sale amounted to $1.3 million and $9.5 million, respectively. Gross gains of $47,000 and $1.3 million and gross losses of $2,000 and $11,000, respectively, were realized on those sales. For the nine months ended September 30, 2015 and 2014, proceeds from sales of securities available for sale amounted to $20.4 million and $24.3 million, respectively. Gross gains of $2.8 million and $4.4 million and gross losses of $325,000 and $11,000, respectively, were realized on those sales.

Information pertaining to securities available for sale as of September 30, 2015 and December 31, 2014, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2015
Debt securities:
Corporate bonds - financial services	$—	$—	$26	$3,474
Government-sponsored enterprises	—	—	18	6,982
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	2	218

Total debt securities	—	—	46	10,674

Marketable equity securities:
Common stocks:
Financial services	516	5,353	128	209
Industry and manufacturing	2,415	8,344	3,380	4,016
Consumer products and services	1,118	9,409	692	1,444
Technology	340	3,047	252	870
Healthcare	342	3,764	—	—
Other	6	13	—	—

Total common stocks	4,737	29,930	4,452	6,539
Money market mutual funds	—	—	41	1,023

Total marketable equity securities	4,737	29,930	4,493	7,562

Total temporarily impaired securities	$4,737	$29,930	$4,539	$18,236

	Less Than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2014
Debt securities:
Corporate bonds-financial services	$5	$1,994	$33	$1,467
Government-sponsored enterprises	10	4,491	347	24,653
U.S. treasury securities	54	24,937	—	—
Residential mortgage-backed securities:
Government-sponsored enterprises	3	225	—	—

Total debt securities	72	31,647	380	26,120

Marketable equity securities:
Common stocks:
Financial services	51	1,855	—	—
Industry and manufacturing	1,658	8,046	—	—
Consumer products and services	549	3,864	—	—
Technology	184	1,855	—	—

Total common stocks	2,442	15,620	—	—
Money market mutual funds	—	—	35	1,018

Total marketable equity securities	2,442	15,620	35	1,018

Total temporarily impaired securities	$2,514	$47,267	$415	$27,138

The Company determined no securities were other-than-temporarily impaired for the nine months ended September 30, 2015 or 2014. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.

As of September 30, 2015, the net unrealized gain on the total debt securities portfolio was $831,000. At September 30, 2015, 12 debt securities had unrealized losses with aggregate depreciation of 0.4% from the Company’s amortized cost basis. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in the Company’s debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. The unrealized losses are primarily caused by a recent increase in interest rates. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment. Because (1) the Company does not intend to sell the securities; (2) the Company does not believe it is more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis; and (3) the present value of expected cash flows is sufficient to recover the entire amortized cost basis of the securities, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2015.

As of September 30, 2015, the net unrealized loss on the total marketable equity securities portfolio was $5.7 million. At September 30, 2015, 78 marketable equity securities with a fair value of $37.5 million had unrealized losses totaling $9.2 million, or an aggregate depreciation of 19.8% from the Company’s cost basis. These marketable equity securities consisted of 60 securities with a fair value of $29.9 million and an unrealized loss of $4.7 million for less than 12 months and 18 securities with a fair value of $7.6 million and an unrealized loss of $4.5 million for 12 months or longer. The marketable equity securities in an unrealized loss position for 12 months or longer were comprised of one security in the financial services sector with a fair value of $209,000 and an unrealized loss of $128,000, 12 securities in the industry and manufacturing sector with a fair value of $4.0 million and an unrealized loss of $3.4 million, three marketable equity securities in the consumer products and services sector with a fair value of $1.4 million and an unrealized of $692,000, one security in the technology sector with a fair value of $870,000 and an unrealized loss of $252,000 and one money market mutual fund with a fair value of $1.0 million and an unrealized loss of $41,000.

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

Although some issuers have shown declines in earnings, no issues have been identified that cause management to believe the decline in market value is other than temporary, and the Company has the ability and intent to hold these investments until a recovery of fair value. The unrealized losses in the industry and manufacturing sector consisted primarily of commodity based companies that experienced significant declines in commodity prices, particularly during the three months ended September 30, 2015. Commodity prices have subsequently improved and somewhat stabilized. In addition, volatility in the equities markets since August 2015 resulted in significant short-term declines in market prices as of September 30, 2015. Subsequently, the net unrealized loss on our marketable equity securities portfolio has improved by approximately 20%. One marketable equity security in the industry and manufacturing sector with a fair value of $164,000 and an unrealized loss of $336,000 had an unrealized loss in excess of 25% of cost for a period greater than twelve months. Based on management’s evaluation for other-than-temporary impairment at September 30, 2015, the issuer’s profitability appears to be improving with earnings per share projected by investment analysts to increase over the next 12 months along with a strengthening of its balance sheet. In addition, the issuer’s market price per share subsequently increased 31% in early October and is projected by investment analysts to increase 52% within the next 12 months.

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

	September 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$458,635	15.7%	$468,560	17.5%
Multi-family	386,060	13.2	409,675	15.3
Home equity lines of credit	48,838	1.7	50,091	1.9
Commercial real estate	1,274,371	43.5	1,145,820	42.8
Construction	384,468	13.1	265,980	9.9

Total real estate loans	2,552,372	87.2	2,340,126	87.4
Commercial and industrial	365,594	12.5	330,813	12.3
Consumer	9,793	0.3	8,772	0.3

Total loans	2,927,759	100.0%	2,679,711	100.0%

Allowance for loan losses	(32,585)		(28,469)
Net deferred loan origination fees	(3,526)		(2,335)

Loans, net	$2,891,648		$2,648,907

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At September 30, 2015 and December 31, 2014, the Company was servicing loans for participants aggregating $137.1 million and $88.1 million, respectively.

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

The following is a summary of the outstanding balance of the acquired loans with evidence of credit deterioration at the dates indicated:

	September 30, 2015	December 31, 2014
	(In thousands)
Real estate loans:
Residential real estate:
One- to four-family	$5,056	$5,776
Multi-family	600	625
Home equity lines of credit	360	505
Commercial real estate	365	447

Outstanding principal balance	6,381	7,353
Discount	(1,396)	(1,787)

Carrying amount	$4,985	$5,566

A rollforward of the accretable discount, included with the outstanding loan balances, follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Beginning balance	$684	$1,154	$919	$1,181
Accretion	(13)	(17)	(41)	(44)
Disposals	(99)	—	(306)	—

Ending balance	$572	$1,137	$572	$1,137

An analysis of the allowance for loan losses and related information follows:

	For the Three Months Ended September 30, 2015
	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Beginning balance	$1,517	$3,522	$152	$12,816	$6,811	$5,185	$106	$30,109
Provision (credit) for loan losses	(100)	(247)	(5)	1,620	932	104	108	2,412
Charge-offs	(6)	—	—	—	—	—	(70)	(76)
Recoveries	—	—	—	—	107	—	33	140

Ending balance	$1,411	$3,275	$147	$14,436	$7,850	$5,289	$177	$32,585

	For the Three Months Ended September 30, 2014
	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Beginning balance	$1,913	$3,346	$105	$11,981	$4,512	$4,185	$89	$26,131
Provision (credit) for loan losses	(63)	(87)	(6)	557	(61)	293	22	655
Charge-offs	—	—	—	(36)	(71)	—	(40)	(147)
Recoveries	23	—	—	—	57	1	19	100

Ending balance	$1,873	$3,259	$99	$12,502	$4,437	$4,479	$90	$26,739

	For the Nine Months Ended September 30, 2015
	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Beginning balance	$1,849	$3,635	$100	$13,000	$5,155	$4,633	$97	$28,469
Provision (credit) for loan losses	(280)	(360)	47	1,418	4,417	688	193	6,123
Charge-offs	(166)	—	—	—	(2,287)	(33)	(188)	(2,674)
Recoveries	8	—	—	18	565	1	75	667

Ending balance	$1,411	$3,275	$147	$14,436	$7,850	$5,289	$177	$32,585

	For the Nine Months Ended September 30, 2014
	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Beginning balance	$1,991	$2,419	$155	$12,831	$4,374	$3,433	$132	$25,335
Provision (credit) for loan losses	(131)	840	(51)	(281)	56	1,039	12	1,484
Charge-offs	(54)	—	(5)	(48)	(71)	—	(126)	(304)
Recoveries	67	—	—	—	78	7	72	224

Ending balance	$1,873	$3,259	$99	$12,502	$4,437	$4,479	$90	$26,739

	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
September 30, 2015
Amount of allowance for loan losses for loans deemed to be impaired	$8	$162	$—	$16	$—	$31	$—	$217
Amount of allowance for loan losses for loans not deemed to be impaired	1,403	3,113	147	14,420	7,850	5,258	177	32,368

	$1,411	$3,275	$147	$14,436	$7,850	$5,289	$177	$32,585

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$—	$—	$—	$—	$—	$—	$—	$—

Loans deemed to be impaired	$2,033	$1,411	$—	$4,982	$17,681	$1,102	$—	$27,209
Loans not deemed to be impaired	456,602	384,649	48,838	1,269,389	366,787	364,492	9,793	2,900,550

	$458,635	$386,060	$48,838	$1,274,371	$384,468	$365,594	$9,793	$2,927,759

	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
December 31, 2014
Amount of allowance for loan losses for loans deemed to be impaired	$76	$168	$—	$—	$32	$14	$—	$290
Amount of allowance for loan losses for loans not deemed to be impaired	1,773	3,467	100	13,000	5,123	4,619	97	28,179

	$1,849	$3,635	$100	$13,000	$5,155	$4,633	$97	$28,469

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$41	$—	$—	$—	$—	$—	$—	$41

Loans deemed to be impaired	$4,415	$1,443	$20	$15,398	$9,818	$984	$—	$32,078
Loans not deemed to be impaired	464,145	408,232	50,071	1,130,422	256,162	329,829	8,772	2,647,633

	$468,560	$409,675	$50,091	$1,145,820	$265,980	$330,813	$8,772	$2,679,711

The following table provides information about the Company’s past due and non-accrual loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
September 30, 2015
Real estate loans:
Residential real estate:
One- to four-family	$1,148	$843	$2,369	$4,360	$9,717
Home equity lines of credit	753	580	338	1,671	1,837
Commercial real estate	—	—	3,812	3,812	4,983
Construction	—	—	17,502	17,502	17,502

Total real estate loans	1,901	1,423	24,021	27,345	34,039
Commercial and industrial	5	121	980	1,106	1,101
Consumer	600	445	—	1,045	—

Total	$2,506	$1,989	$25,001	$29,496	$35,140

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
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

At September 30, 2015 and December 31, 2014, the Company did not have any accruing loans past due 90 days or more. Delinquent loans at September 30, 2015 and December 31, 2014 included $694,000 and $485,000, respectively, of loans acquired with evidence of credit deterioration. At September 30, 2015 and December 31, 2014, non-accrual loans included $896,000 and $994,000, respectively, of loans acquired with evidence of credit deterioration.

The following tables provide information with respect to the Company’s impaired loans:

	September 30, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
One- to four-family	$1,374	$1,861		$2,986	$3,515
Multi-family	91	91		102	102
Home equity lines of credit	—	—		20	20
Commercial real estate	4,498	4,800		15,398	15,705
Construction	17,681	20,788		9,328	10,007
Commercial and industrial	972	1,302		936	1,320

Total	24,616	28,842		28,770	30,669

Impaired loans with a valuation allowance:
One- to four-family	659	659	$8	1,429	1,429	$76
Multi-family	1,320	1,320	162	1,341	1,341	168
Commercial real estate	484	484	16	—	—	—
Construction	—	—	—	490	490	32
Commercial and industrial	130	130	31	48	48	14

Total	2,593	2,593	217	3,308	3,308	290

Total impaired loans	$27,209	$31,435	$217	$32,078	$33,977	$290

	Three Months Ended September 30,
	2015			2014
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
One- to four-family	$2,179	$21	$21	$4,169	$54	$49
Multi-family	1,416	14	14	1,456	14	14
Home equity lines of credit	—	—	—	20	—	—
Commercial real estate	4,991	19	19	13,525	129	84
Construction	17,744	33	33	8,142	119	103
Commercial and industrial	1,110	3	3	1,097	23	7

Total impaired loans	$27,440	$90	$90	$28,409	$339	$257

	Nine Months Ended September 30,
	2015			2014
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
One- to four-family	$2,927	$106	$105	$4,193	$147	$144
Multi-family	1,426	41	41	1,465	43	43
Home equity lines of credit	—	—	—	20	1	1
Commercial real estate	8,724	165	165	6,691	230	107
Construction	16,367	289	288	8,164	376	202
Commercial and industrial	1,019	8	8	1,127	62	14

Total impaired loans	$30,463	$609	$607	$21,660	$859	$511

The following table summarizes the troubled debt restructurings (“TDRs”) at the dates indicated:

	September 30, 2015	December 31, 2014
	(In thousands)
TDRs on accrual status:
One- to four-family	$2,241	$2,946
Multi-family	1,412	1,443
Home equity lines of credit	19	20
Commercial real estate	10,050	9,950
Construction	174	121
Commercial and industrial	35	—

Total TDRs on accrual status	13,931	14,480

TDRs on non-accrual status:
One- to four-family	1,666	1,469
Commercial real estate	444	283
Construction	2,282	6,496
Commercial and industrial	372	186

Total TDRs on non-accrual status	4,764	8,434

Total TDRs	$18,695	$22,914

For the nine months ended September 30, 2015 and 2014, new TDRs were immaterial and there were no TDRs that defaulted within the 12 months of restructure. The Company generally places loans modified as TDRs on non-accrual status for a minimum period of six months. Loans modified as TDRs qualify for return to accrual status once they have demonstrated performance with the modified terms of the loan agreement for a minimum of six consecutive months and future payments are reasonably assured. TDRs are reported as impaired loans with an allowance established as part of the allocated component of the allowance for loan losses when the discounted cash flows of the impaired loan are lower than the carrying value of that loan. TDRs may be removed from impairment disclosures in the year following the restructure if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring.

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

The following tables provide information with respect to the Company’s risk rating:

	September 30, 2015				December 31, 2014
	Multi-family residential real estate	Commercial real estate	Construction	Commercial and industrial	Multi-family residential real estate	Commercial real estate	Construction	Commercial and industrial
	(In thousands)
Loans rated 1 - 3A	$376,725	$1,264,674	$364,693	$340,124	$399,113	$1,135,540	$238,505	$322,013
Loans rated 4 - 4A	898	4,435	—	24,334	1,960	4,832	—	7,816
Loans rated 5	8,437	5,262	19,775	1,136	8,602	5,448	27,475	984
Loans rated 6	—	—	—	—	—	—	—	—
Loans rated 7	—	—	—	—	—	—	—	—

Total	$386,060	$1,274,371	$384,468	$365,594	$409,675	$1,145,820	$265,980	$330,813

For one- to four-family real estate loans, home equity lines of credit and consumer loans, management uses delinquency reports as the key credit quality indicator.

6.	DEPOSITS

A summary of deposit balances, by type, follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Demand deposits	$352,360	$285,990
NOW deposits	308,612	294,840
Money market deposits	880,841	942,542
Regular savings and other deposits	283,595	272,611

Total non-certificate accounts	1,825,408	1,795,983

Term certificates less than $100,000	361,856	280,393
Term certificates $100,000 and greater	443,417	427,559

Total term certificates	805,273	707,952

Total deposits	$2,630,681	$2,503,935

A summary of term certificates, by maturity, follows:

	September 30, 2015		December 31, 2014
Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$453,212	1.03%	$493,676	1.05%
Over 1 year to 2 years	237,612	1.26	131,099	1.31
Over 2 years to 3 years	54,983	1.32	42,237	1.39
Over 3 years to 4 years	32,682	1.62	18,202	1.47
Over 4 years to 5 years	23,473	1.63	19,539	1.50
Greater than 5 years	3,311	5.50	3,199	5.50

	$805,273	1.18%	$707,952	1.16%

At September 30, 2015, the Company had brokered certificates of deposit, which are included in term certificates in the tables above, totaling $88.0 million with a weighted average rate of 1.19%. The Company had no brokered certificates of deposits at December 31, 2014.

7.	BORROWINGS

Long-term debt consists of FHLB advances as follows:

	September 30, 2015		December 31, 2014
Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2015	$10,000	1.83%	$39,500	1.20%
2016	41,500	1.20	41,500	1.20
2017	74,632	1.38	74,632	1.38
2018	—	—	—	—
2019	7,128	1.23	8,454	1.23
2020	6,763	1.22	7,813	1.22

	$140,023	1.34%	$171,899	1.28%

At September 30, 2015, advances amounting to $6.5 million are callable by the FHLB prior to maturity.

As of September 30, 2015, the Company also has an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily. No amounts were drawn on the line of credit as of September 30, 2015 or December 31, 2014. All borrowings from the FHLB are secured by investment securities (see Note 4) and qualified collateral, consisting of a blanket lien on one- to four-family loans and certain multi-family and commercial real estate loans held in the Bank’s portfolio. At September 30, 2015, the Company pledged multi-family and commercial real estate loans with carrying values totaling $60.0 million and $183.2 million, respectively.

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

A summary of outstanding financial instruments whose contract amounts represent credit risk is as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Unadvanced portion of existing loans:
Construction	$461,661	$315,206
Home equity line of credit	34,948	32,861
Other lines and letters of credit	166,957	119,352
Commitments to originate:
One- to four-family	20,438	20,641
Commercial real estate	67,127	46,260
Construction	171,964	116,215
Commercial and industrial	76,237	19,013
Other loans	1,235	785

Total loan commitments outstanding	$1,000,567	$670,333

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

Interest Rate Swaps

The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with commercial business customers to synthetically convert their loans from a variable rate to a fixed rate. The Company pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. Concurrently, the Company enters into an offsetting interest rate swap with a third-party financial institution. In the offsetting swap, the Company pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating and probability of default. At September 30, 2015 and December 31, 2014, the Company had $1.4 million and $950,000, respectively, in cash pledged for collateral on its interest rate swap with the third-party financial institution.

Summary information regarding these derivatives is presented below:

				September 30, 2015		December 31, 2014
	Maturity	Interest Rate Paid	Interest Rate Received	Notional Amount	Fair Value	Notional Amount	Fair Value
(Dollars in thousands)
Customer interest rate swap	10/17/33	1 Mo. Libor + 175bp	Fixed (4.1052%)	$11,140	$1,119	$11,245	$932
Third-party interest rate swap	10/17/33	Fixed (4.1052%)	1 Mo. Libor + 175bp	11,140	(1,119)	11,245	(932)

Derivative Loan Commitments

Residential real estate loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. The Company enters into commitments to fund residential real estate loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market. A residential loan commitment requires the Company to originate a loan at a specific interest rate upon the completion of various underwriting requirements. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in loan interest rates. If interest rates increase, the value of these commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. Derivative loan commitments with a notional amount of $12.8 million and $12.2 million were outstanding at September 30, 2015 and December 31, 2014, respectively. The fair value of such commitments was a net asset of $106,000 and $123,000 at September 30, 2015 and December 31, 2014, respectively.

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Under a “mandatory delivery” contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay the investor a “pair-off” fee, based on then-current market prices, to compensate the investor for the shortfall. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price that it will purchase the loan from the Company if the loan to the underlying borrower closes. The Company generally enters into forward sale contracts on the same day it commits to lend funds to a potential borrower. The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. Forward loan sale commitments with a notional amount of $14.9 million and $12.2 million were outstanding at September 30, 2015 and December 31, 2014, respectively. The fair value of such commitments was a net liability of $50,000 and $22,000 at September 30, 2015 and December 31, 2014, respectively.

The following table presents the fair values of derivative instruments in the consolidated balance sheets.

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
September 30, 2015
Derivative loan commitments	Other assets	$107	Other liabilities	$1
Forward loan sale commitments	Other assets	1	Other liabilities	51
Loan level interest rate swaps	Other assets	1,119	Other liabilities	1,119

Total		$1,227		$1,171

December 31, 2014
Derivative loan commitments	Other assets	$159	Other liabilities	$36
Forward loan sale commitments	Other assets	11	Other liabilities	33
Loan level interest rate swaps	Other assets	932	Other liabilities	932

Total		$1,102		$1,001

The following table presents information pertaining to gains (losses) on the Company’s derivative instruments included in the consolidated statements of net income.

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Location of Gain (Loss)	2015	2014	2015	2014
		(In thousands)
Derivative loan commitments	Mortgage banking gains, net	$69	$(96)	$(17)	$45
Forward loan sale commitments	Mortgage banking gains, net	(278)	69	(28)	(40)

Total		$(209)	$(27)	$(45)	$5

For the three months ended September 30, 2015, the Company recognized net mortgage banking gains of $38,000, consisting of $247,000 in net gains on sale of loans and $209,000 in net derivative mortgage banking losses. The Company recognized net mortgage banking gains of $19,000, consisting of $46,000 in net gains on sale of loans and $27,000 in net derivative mortgage banking losses for the three months ended September 30, 2014. For the nine months ended September 30, 2015, the Company recognized net mortgage banking gains of $416,000, consisting of $461,000 in net gains on sale of loans and $45,000 in net derivative mortgage banking losses. The company recognized net mortgage banking gains of $406,000, consisting of $401,000 in net gains on sale of loans and $5,000 in net derivative mortgage banking gains for the nine months ended September 30, 2014.

Other Commitments

The Company has a contract with its core data processing provider through December 2017 with an outstanding commitment of $5.0 million as of September 30, 2015, with total annual payments of $2.2 million. As of September 30, 2015, the Company had outstanding commitments totaling $453,000 for the construction of two new branches located in Brookline and Dorchester, Massachusetts.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
September 30, 2015
Assets:
Debt securities	$—	$89,943	$—	$89,943
Marketable equity securities	61,082	—	—	61,082
Derivative loan commitments	—	—	107	107
Forward loan sale commitments	—	—	1	1
Loan level interest rate swaps	—	—	1,119	1,119

Total assets	$61,082	$89,943	$1,227	$152,252

Liabilities:
Derivative loan commitments	$—	$—	$1	$1
Forward loan sale commitments	—	—	51	51
Loan level interest rate swaps	—	—	1,119	1,119

Total liabilities	$—	$—	$1,171	$1,171

December 31, 2014
Assets:
Debt securities	$—	$125,051	$—	$125,051
Marketable equity securities	78,470	—	—	78,470
Derivative loan commitments	—	—	159	159
Forward loan sale commitments	—	—	11	11
Loan level interest rate swaps	—	—	932	932

Total assets	$78,470	$125,051	$1,102	$204,623

Liabilities:
Derivative loan commitments	$—	$—	$36	$36
Forward loan sale commitments	—	—	33	33
Loan level interest rate swaps	—	—	932	932

Total liabilities	$—	$—	$1,001	$1,001

For the nine months ended September 30, 2015 and 2014, there were no transfers in or out of Levels 1 and 2 and the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Derivative loan commitments and forward sale commitments, net:
Beginning balance	$265	$120	$101	$88
Total realized and unrealized losses included in net income	(209)	(27)	(45)	5

Ending balance	$56	$93	$56	$93

Total unrealized gain relating to instruments still held at period end	$56	$93	$56	$93

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

	September 30, 2015			Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
	(In thousands)
Impaired loans	$—	$—	$23,284	$(28)	$(2,315)
Foreclosed real estate	—	—	600	—	—

	$—	$—	$23,884	$(28)	$(2,315)

	December 31, 2014			Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
	(In thousands)
Impaired loans	$—	$—	$13,664	$(82)	$(65)
Foreclosed real estate	—	—	1,046	—	(78)

	$—	$—	$14,710	$(82)	$(143)

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

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2015
Financial assets:
Cash and due from banks	$98,038	$98,038	$—	$—	$98,038
Certificates of deposit	95,008	—	95,159	—	95,159
Securities available for sale	151,025	61,082	89,943	—	151,025
Federal Home Loan Bank stock	12,725	—	—	12,725	12,725
Loans and loans held for sale, net	2,893,950	—	—	2,909,609	2,909,609
Accrued interest receivable	8,239	—	—	8,239	8,239
Financial liabilities:
Deposits	2,630,681	—	—	2,634,935	2,634,935
Borrowings	140,023	—	141,060	—	141,060
Accrued interest payable	806	—	—	806	806
On-balance sheet derivative financial instruments:
Assets:
Derivative loan commitments	107	—	—	107	107
Forward loan sale commitments	1	—	—	1	1
Loan level interest rate swaps	1,119	—	—	1,119	1,119
Liabilities:
Derivative loan commitments	1	—	—	1	1
Forward loan sale commitments	51	—	—	51	51
Loan level interest rate swaps	1,119	—	—	1,119	1,119

December 31, 2014
Financial assets:
Cash and due from banks	$205,732	$205,732	$—	$—	$205,732
Certificates of deposit	85,000	—	85,096	—	85,096
Securities available for sale	203,521	78,470	125,051	—	203,521
Federal Home Loan Bank stock	12,725	—	—	12,725	12,725
Loans and loans held for sale, net	2,649,878	—	—	2,666,049	2,666,049
Accrued interest receivable	7,748	—	—	7,748	7,748
Financial liabilities:
Deposits	2,503,935	—	—	2,507,982	2,507,982
Borrowings	171,899	—	172,074	—	172,074
Accrued interest payable	891	—	—	891	891
On-balance sheet derivative financial instruments:
Assets:
Derivative loan commitments	159	—	—	159	159
Forward loan sale commitments	11	—	—	11	11
Loan level interest rate swaps	932	—	—	932	932
Liabilities:
Derivative loan commitments	36	—	—	36	36
Forward loan sale commitments	33	—	—	33	33
Loan level interest rate swaps	932	—	—	932	932

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

Assets. Total assets increased $97.3 million, or 3.0%, to $3.376 billion at September 30, 2015 from $3.279 billion at December 31, 2014. Net loans increased $242.7 million, or 9.2%, to $2.892 billion at September 30, 2015 from $2.649 billion at December 31, 2014. Cash and due from banks decreased $107.7 million, or 52.3%, to $98.0 million at September 30, 2015 from $205.7 million at December 31, 2014. Securities available for sale decreased $52.5 million, or 25.8%, to $151.0 million at September 30, 2015 from $203.5 million at December 31, 2014.

Loan Portfolio Analysis. At September 30, 2015, net loans were $2.892 billion, or 85.7% of total assets. During the nine months ended September 30, 2015, net loans increased $242.7 million, or 9.2%. The increase was primarily due to increases of $128.6 million in commercial real estate loans, $118.5 million in construction loans and $34.8 million in commercial and industrial loans, partially offset by decreases of $23.6 million in multi-family loans and $9.9 million in one- to four-family loans. Refer to Note 5 Loans in the Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding the loans held in the Company’s loan portfolio.

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

Delinquencies. Total past due loans increased $4.9 million, or 20.1%, to $29.5 million at September 30, 2015 from $24.6 million at December 31, 2014, reflecting an increase of $10.0 million in loans 90 days or greater past due, partially offset by a decrease of $5.0 million in loans 30 to 89 days past due. The increase in loans 90 days or more past due was primarily due to a $14.0 million construction loan placed on non-accrual status as reduced by a $2.3 million charge-off during the second quarter of 2015. At September 30, 2015, non-accrual loans exceeded loans 90 days or greater past due primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected and certain loans that remain on non-accrual status until they attain a sustained payment history of six consecutive months.

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including troubled debt restructurings (“TDRs”) on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At September 30, 2015, we did not have any accruing loans past due 90 days or greater. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $1.4 million at September 30, 2015.

The following table provides information with respect to our non-performing assets at the dates indicated.

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One- to four-family	$9,717	$14,649
Home equity lines of credit	1,837	2,277
Commercial real estate	4,983	5,311
Construction	17,502	8,417

Total real estate loans	34,039	30,654
Commercial and industrial	1,101	855

Total non-accrual loans (1)	35,140	31,509
Foreclosed assets	600	1,046

Total non-performing assets	$35,740	$32,555

Non-accrual loans to total loans	1.20%	1.18%
Non-accrual loans to total assets	1.04%	0.96%
Non-performing assets to total assets	1.06%	0.99%

(1)	TDRs on accrual status not included above totaled $13.9 million at September 30, 2015 and $14.5 million and December 31, 2014.

Non-performing assets increased $3.2 million or 9.8%, to $35.7 million, or 1.06% of total assets, at September 30, 2015, from $32.6 million, or 0.99% of total assets, at December 31, 2014. Interest income that would have been recorded for the nine months ended September 30, 2015 had non-accruing loans been current according to their original terms amounted to $695,000. Construction loans, including related foreclosed real estate, represented approximately 50.6% of our non-performing assets at September 30, 2015.

Non-accrual loans increased $3.6 million, or 11.5%, to $35.1 million, or 1.20% of total loans outstanding at September 30, 2015, from $31.5 million, or 1.18% of total loans outstanding at December 31, 2014, primarily due to an increase of $9.1 million in non-accrual construction loans, partially offset by a decrease of $4.9 million in non-accrual one- to four-family loans. The increase in non-accrual construction loans during the nine months ended September 30, 2015 was primarily due to a $14.0 million construction loan placed on non-accrual status as reduced by a $2.3 million charge-off during the second quarter of 2015. Other non-accrual construction loans were reduced by $5.0 million during the nine months ended September 30, 2015 due to collection efforts. The decrease in non-accrual one- to four-family loans during the nine months ended September 30, 2015 resulted from continued account monitoring, collection and workout efforts.

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

Achieving and maintaining a moderate risk profile by aggressively managing troubled assets has been and will continue to be a primary focus for us. At September 30, 2015, our allowance for loan losses was $32.6 million, or 1.11% of total loans and 92.7% of non-accrual loans, compared to $28.5 million, or 1.06% of total loans and 90.4% of non-performing loans at December 31, 2014. Included in our allowance at September 30, 2015 was a general component of $32.4 million, which is based upon our evaluation of various factors relating to loans not deemed to be impaired. We continue to believe our level of non-performing loans and assets, which declined significantly during the past two years, is manageable and we believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

Foreclosed real estate decreased $446,000, or 42.6%, to $600,000 at September 30, 2015 from $1.0 million at December 31, 2014. At September 30, 2015, foreclosed real estate consisted of a townhouse construction development project. We continue to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures.

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

Total TDRs decreased $4.2 million, or 18.4%, to $18.7 million at September 30, 2015 from $22.9 million at December 31, 2014, consisting primarily of decreases of $549,000 in TDRs on accrual status and $3.7 million in TDRs on non-accrual status. The decrease of $4.2 million in non-accrual construction TDRs during the nine months ended September 30, 2015 was primarily due to a principal paydown resulting from the sale of a portion of a construction loan relationship. Modifications with TDRs consist of rate reductions, loan term extensions or provisions for interest-only payments for specified periods up to 12 months. We have generally been successful with the concessions we have offered to borrowers to date. We generally return TDRs to accrual status when they have sustained payments for six consecutive months based on the restructured terms and future payments are reasonably assured. Interest income that would have been recorded for the nine months ended September 30, 2015 had TDRs been current according to their original terms amounted to $39,000. We recognized $660,000 of interest income on TDRs for the nine months ended September 30, 2015.

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

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. These other potential problem loans are generally loans classified as “substandard” or 5-rated loans in accordance with our nine-grade internal loan rating system that is consistent with guidelines established by banking regulators. At September 30, 2015, other potential problem loans totaled $9.1 million, including $2.1 million of construction loans and $7.0 million of multi-family loans.

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

Changes in the allowance for loan losses during the periods indicated were as follows:

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Beginning balance	$28,469	$25,335
Provision for loan losses	6,123	1,484
Charge offs:
One- to four-family	(166)	(54)
Home equity lines of credit	—	(5)
Commercial real estate	—	(48)
Construction	(2,287)	(71)
Commercial and industrial	(33)	—
Consumer	(188)	(126)

Total charge-offs	(2,674)	(304)

Recoveries:
One- to four-family	8	67
Commercial real estate	18	—
Construction	565	78
Commercial and industrial	1	7
Consumer	75	72

Total recoveries	667	224

Net charge-offs	(2,007)	(80)

Ending balance	$32,585	$26,739

Allowance to non-accrual loans	92.73%	95.09%
Allowance to total loans outstanding	1.11%	1.07%
Net charge-offs to average loans outstanding	0.10%	0.00%

Our provision for loan losses was $6.1 million for the nine months ended September 30, 2015 compared to $1.5 million for the nine months ended September 30, 2014. The increase was primarily due to commercial real estate and construction loan growth and a $2.3 million provision and charge-off for a construction loan relationship during the second quarter of 2015. The changes in the provision for loan losses were also based on management’s assessment of loan portfolio growth and composition changes, historical charge-off trends, an ongoing evaluation of credit quality and current economic conditions. The allowance for loan losses was $32.6 million or 1.11% of total loans outstanding at September 30, 2015, compared to $26.7 million or 1.07% of total loans outstanding at September 30, 2014. The increase in the allowance for loan losses was primarily due to increases in the commercial real estate, construction and commercial and industrial loan categories, as such loans have higher inherent credit risk than loans in our residential real estate loan categories. We continue to assess the adequacy of our allowance for loan losses in accordance with established policies.

The following tables set forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	September 30, 2015			December 31, 2014
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$1,411	4.3%	15.7%	$1,849	6.5%	17.5%
Multi-family	3,275	10.1	13.2	3,635	12.8	15.3
Home equity lines of credit	147	0.5	1.7	100	0.4	1.9
Commercial real estate	14,436	44.3	43.5	13,000	45.6	42.8
Construction	7,850	24.1	13.1	5,155	18.1	9.9

Total real estate loans	27,119	83.3	87.2	23,739	83.4	87.4
Commercial and industrial	5,289	16.2	12.5	4,633	16.3	12.3
Consumer	177	0.5	0.3	97	0.3	0.3

Total loans	$32,585	100.0%	100.0%	$28,469	100.0%	100.0%

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

We had impaired loans totaling $27.2 million and $32.1 million as of September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, impaired loans totaling $2.6 million had a valuation allowance of $217,000. Impaired loans totaling $3.3 million had a valuation allowance of $290,000 at December 31, 2014. Our average investment in impaired loans was $30.5 million and $21.7 million for nine months ended September 30, 2015 and 2014, respectively.

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

We measure impairment on residential and commercial loans based on the fair value of collateral, if collateral-dependent, or the present value of expected cash flows. Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral-dependent as of September 30, 2015 and considered any probable loss in determining the allowance for loan losses.

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

Securities Portfolio. At September 30, 2015, our securities portfolio was $151.0 million, or 4.5% of total assets. At that date, $31.6 million, or 20.9% of the securities portfolio, was invested in corporate bonds. The amortized cost and fair value of corporate bonds in the financial services sector was $27.4 million and $27.6 million, respectively. The remainder of the corporate bond portfolio includes companies from a variety of industries. Refer to Note 4 Securities Available for Sale in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding the investments held in the Company’s securities portfolio.

At September 30, 2015, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our stockholders’ equity.

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

As of September 30, 2015, the net unrealized gain on the total debt securities portfolio was $831,000. The most significant market valuation decrease related to any one debt security within the portfolio at September 30, 2015 was $20,000. We have no indication that the issuer will be unable to continue to service the obligations, and management does intend not to sell, and more likely than not will not be required to sell, such bond before the earlier of recovery or maturity. As a result, management considers the decline in market value to be temporary.

As of September 30, 2015, the net unrealized loss on the total marketable equity securities portfolio was $5.7 million. At September 30, 2015, 78 marketable equity securities with a fair value of $37.5 million had unrealized losses totaling $9.2 million, or an aggregate depreciation of 19.8% from the Company’s cost basis. These marketable equity securities consisted of 60 securities with a fair value of $29.9 million and an unrealized loss of $4.7 million for less than 12 months and 18 securities with a fair value of $7.6 million and an unrealized loss of $4.5 million for 12 months or longer. The marketable equity securities in an unrealized loss position for 12 months or longer were comprised of one security in the financial services sector with a fair value of $209,000 and an unrealized loss of $128,000, 12 securities in the industry and manufacturing sector with a fair value of $4.0 million and an unrealized loss of $3.4 million, three marketable equity securities in the consumer products and services sector with a fair value of $1.4 million and an unrealized of $692,000, one security in the technology sector with a fair value of $870,000 and an unrealized loss of $252,000 and one money market mutual fund with a fair value of $1.0 million and an unrealized loss of $41,000.

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

Although some issuers have shown declines in earnings, no issues have been identified that cause management to believe the decline in market value is other than temporary, and the Company has the ability and intent to hold these investments until a recovery of fair value. The unrealized losses in the industry and manufacturing sector consisted primarily of commodity based companies that experienced significant declines in commodity prices, particularly during the three months ended September 30, 2015. Commodity prices have subsequently improved and somewhat stabilized. In addition, volatility in the equities markets since August 2015 resulted in significant short-term declines in market prices as of September 30, 2015. Subsequently, the net unrealized loss on our marketable equity securities portfolio has improved by approximately 20%. One marketable equity security in the industry and manufacturing sector with a fair value of $164,000 and an unrealized loss of $336,000 had an unrealized loss in excess of 25% of cost for a period greater than twelve months. Based on management’s evaluation for other-than-temporary impairment at September 30, 2015, the issuer’s profitability appears to be improving with earnings per share projected by investment analysts to increase over the next 12 months along with a strengthening of its balance sheet. In addition, the issuer’s market price per share subsequently increased 31% in early October and is projected by investment analysts to increase 52% within the next 12 months.

Deposits. Deposits are a major source of our funds for lending and other investment purposes. Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Our deposit base is comprised of demand, NOW, money market, regular savings and other deposits, and certificates of deposit, which include brokered certificates of deposit. We consider demand, NOW, money market, and regular savings and other deposits to be core deposits. Total deposits increased $126.7 million, or 5.1%, to $2.631 billion at September 30, 2015 from $2.504 billion at December 31, 2014. Our continuing focus on the acquisition and expansion of core deposit relationships resulted in net growth in core deposits of $29.4 million, or 1.6%, to $1.825 billion, or 69.4% of total deposits. For further information about our deposits, refer to Note 6 Deposits in Notes to the Unaudited Consolidated Financial Statements within this report.

The following table sets forth the average balances of deposits for the periods indicated.

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Average Rate	Percent of Total Deposits	Average Balance	Average Rate	Percent of Total Deposits
	(Dollars in thousands)
Demand deposits	$323,264	—%	13.4%	$305,732	—%	12.0%
NOW deposits	291,864	0.57	11.7	238,087	0.58	12.1
Money market deposits	947,368	0.83	33.5	864,656	0.89	37.2
Regular savings and other deposits	280,481	0.17	10.8	265,932	0.26	11.2
Certificates of deposit	717,126	1.15	30.6	675,388	1.20	27.5

Total	$2,560,103	0.71%	100.0%	$2,349,795	0.76%	100.0%

                         Borrowings. We use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for loans and investments. In addition, we may also purchase federal funds from local banking institutions as an additional short-term funding source for the Bank. At September 30, 2015 and December 31, 2014, Federal Home Loan Bank of Boston advances totaled $140.0 million and $171.9 million, respectively, with a weighted average rate of 1.34% and 1.28%, respectively. Total borrowings decreased $31.9 million, or 18.5%, during the nine months ended September 30, 2015, reflecting maturing advances with the Federal Home Loan Bank of Boston totaling $29.5 million with original terms ranging from one to five years and fixed interest rates ranging from 0.33% to 2.86%. At September 30, 2015, we also had an available line of credit of $9.4 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily, none of which was outstanding at that date. For further information about our borrowings, refer to Note 7 Borrowings in Notes to the Unaudited Consolidated Financial Statements within this report.

Information relating to borrowings, including the federal funds purchased, is detailed in the following table.

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Balance outstanding at end of period	$140,023	$172,687
Average amount outstanding during the period	$144,662	$195,002
Weighted average interest rate during the period	1.36%	1.31%
Maximum outstanding at any month end	$156,637	$211,340
Weighted average interest rate at end of period	1.34%	1.28%

Stockholders’ Equity. Total stockholders’ equity increased $5.4 million, or 0.9%, to $583.1 million at September 30, 2015, from $577.7 million at December 31, 2014. The increase for the nine months ended September 30, 2015 was due primarily to $17.7 million in net income and $2.1 million related to stock-based compensation plans, partially offset by decreases of $6.3 million in accumulated other comprehensive income reflecting a decrease in the fair value of available-for-sale securities, a $6.6 million reduction in additional paid-in capital resulting from the Company’s repurchase of 522,604 shares of common stock and an initial quarterly dividend declaration of $0.03 per share totaling $1.6 million. Stockholders’ equity to assets was 17.27% at September 30, 2015, compared to 17.62% at December 31, 2014. Book value per share increased to $10.71 at September 30, 2015 from $10.56 at December 31, 2014. Tangible book value per share increased to $10.46 at September 30, 2015 from $10.31 at December 31, 2014. At September 30, 2015, the Company and the Bank continued to exceed all regulatory capital requirements. For further information regarding regulatory capital requirements and the actual capital amounts and ratios for the Bank and the Company, refer to “-Capital Management” below.

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

	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest (1)	Yield/ Cost (1)(6)	Average Balance	Interest (1)	Yield/ Cost (1)(6)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$2,813,703	$30,967	4.37%	$2,463,012	$27,343	4.40%
Securities and certificates of deposits	262,874	1,150	1.74	179,407	1,144	2.53
Other interest-earning assets (3)	171,454	207	0.48	383,152	258	0.27

Total interest-earning assets	3,248,031	32,324	3.95	3,025,571	28,745	3.77

Noninterest-earning assets	117,024			119,532

Total assets	$3,365,055			$3,145,103

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$296,829	416	0.56	$260,461	394	0.60
Money market deposits	921,425	1,909	0.82	886,068	1,986	0.89
Regular savings and other deposits	283,130	102	0.14	268,078	174	0.26
Certificates of deposit	759,682	2,216	1.16	669,629	1,959	1.16

Total interest-bearing deposits	2,261,066	4,643	0.81	2,084,236	4,513	0.86
Borrowings	140,297	482	1.36	196,537	632	1.28

Total interest-bearing liabilities	2,401,363	5,125	0.85	2,280,773	5,145	0.89

Noninterest-bearing demand deposits	350,963			365,112
Other noninterest-bearing liabilities	22,572			19,943

Total liabilities	2,774,898			2,665,828
Total stockholders’ equity	590,157			479,275

Total liabilities and stockholders’ equity	$3,365,055			$3,145,103

Net interest-earning assets	$846,668			$744,798

Fully tax-equivalent net interest income		27,199			23,600
Less: tax-equivalent adjustments		(986)			(880)

Net interest income		$26,213			$22,720

Interest rate spread (1)(4)			3.10%			2.88%
Net interest margin (1)(5)			3.32%			3.09%
Average interest-earning assets to average interest-bearing liabilities		135.26%			132.66%

Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$2,612,029	$4,643	0.71%	$2,449,348	$4,513	0.73%
Total deposits and borrowings, including noninterest-bearing demand deposits	$2,752,326	$5,125	0.74%	$2,645,885	$5,145	0.77%

(footnotes begin on following page)

(footnotes from previous page)

(1)	Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, resulting yields, and interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the three months ended September 30, 2015 and 2014, yields on loans before tax-equivalent adjustments were 4.25% and 4.29%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 1.48% and 2.19%, respectively, and yields on total interest-earning assets before tax-equivalent adjustments were 3.83% and 3.65%, respectively. Interest rate spread before tax-equivalent adjustments for the three months ended September 30, 2015 and 2014 was 2.98% and 2.76%, respectively, while net interest margin before tax-equivalent adjustments for the three months ended September 30, 2015 and 2014 was 3.20% and 2.98%, respectively.
(2)	Loans on non-accrual status are included in average balances.
(3)	Includes Federal Home Loan Bank stock and associated dividends.
(4)	Interest rate spread represents the difference between the tax-equivalent yield on interest-earning assets and the cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income (tax-equivalent basis) divided by average interest-earning assets.
(6)	Annualized.

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest (1)	Yield/ Cost (1)(6)	Average Balance	Interest (1)	Yield/ Cost (1)(6)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$2,736,720	$89,432	4.37%	$2,380,840	$78,106	4.39%
Securities and certificates of deposits	276,976	3,618	1.75	185,867	3,597	2.59
Other interest-earning assets (3)	185,297	565	0.41	211,801	486	0.31

Total interest-earning assets	3,198,993	93,615	3.91	2,778,508	82,189	3.95

Noninterest-earning assets	114,196			115,846

Total assets	$3,313,189			$2,894,354

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$291,864	1,254	0.57	$238,087	1,027	0.58
Money market deposits	947,368	5,901	0.83	864,656	5,730	0.89
Regular savings and other deposits	280,481	357	0.17	265,932	515	0.26
Certificates of deposit	717,126	6,167	1.15	675,388	6,053	1.20

Total interest-bearing deposits	2,236,839	13,679	0.82	2,044,063	13,325	0.87
Borrowings	144,662	1,472	1.36	195,002	1,908	1.31

Total interest-bearing liabilities	2,381,501	15,151	0.85	2,239,065	15,233	0.91

Noninterest-bearing demand deposits	323,264			305,732
Other noninterest-bearing liabilities	22,152			19,058

Total liabilities	2,726,917			2,563,855
Total stockholders’ equity	586,272			330,499

Total liabilities and stockholders’ equity	$3,313,189			$2,894,354

Net interest-earning assets	$817,492			$539,443

Fully tax-equivalent net interest income		78,464			66,956
Less: tax-equivalent adjustments		(2,912)			(2,395)

Net interest income		$75,552			$64,561

Interest rate spread (1)(4)			3.06%			3.04%
Net interest margin (1)(5)			3.28%			3.22%
Average interest-earning assets to average interest-bearing liabilities		134.33%			124.09%

Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$2,560,103	$13,679	0.71%	$2,349,795	$13,325	0.76%
Total deposits and borrowings, including noninterest-bearing demand deposits	$2,704,765	$15,151	0.75%	$2,544,797	$15,233	0.80%

(footnotes begin on following page)

(footnotes from previous page)

(1)	Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, resulting yields, and interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the nine months ended September 30, 2015 and 2014, yields on loans before tax-equivalent adjustments were 4.25% and 4.28%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 1.50% and 2.26%, respectively, and yields on total interest-earning assets before tax-equivalent adjustments were 3.79% and 3.84%, respectively. Interest rate spread before tax-equivalent adjustments for the nine months ended September 30, 2015 and 2014 was 2.94% and 2.93%, respectively, while net interest margin before tax-equivalent adjustments for the nine months ended September 30, 2015 and 2014 was 3.16% and 3.11%, respectively.
(2)	Loans on non-accrual status are included in average balances.
(3)	Includes Federal Home Loan Bank stock and associated dividends.
(4)	Interest rate spread represents the difference between the tax-equivalent yield on interest-earning assets and the cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income (tax-equivalent basis) divided by average interest-earning assets.
(6)	Annualized.

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

	Three Months Ended September 30, 2015 Compared to 2014 Increase (Decrease) Due to			Nine Months Ended September 30, 2015 Compared to 2014 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:
Loans	$3,862	$(238)	$3,624	$11,631	$(305)	$11,326
Securities and certificates of deposits	432	(426)	6	1,418	(1,397)	21
Other interest-earning assets	(190)	139	(51)	(66)	145	79

Total	4,104	(525)	3,579	12,983	(1,557)	11,426
Interest expense:
Deposits	402	(272)	130	1,151	(797)	354
Borrowings	(191)	41	(150)	(510)	74	(436)

Total	211	(231)	(20)	641	(723)	(82)

Change in fully tax-equivalent net interest income	$3,893	$(294)	$3,599	$12,342	$(834)	$11,508

Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014

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

Net income information is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(Dollars in thousands)
Net interest income	$26,213	$22,720	$3,493	15.4%	$75,552	$64,561	$10,991	17.0%
Provision for loan losses	2,412	655	1,757	268.2	6,123	1,484	4,639	312.6
Non-interest income	2,797	3,687	(890)	(24.1)	10,366	11,708	(1,342)	(11.5)
Non-interest expenses	18,089	16,707	1,382	8.3	53,504	50,409	3,095	6.1
Net income	5,742	6,015	(273)	(4.5)	17,732	16,290	1,442	8.9
Return on average assets	0.68%	0.76%	(0.08)%	(10.5)	0.71%	0.75%	(0.04)%	(5.3)
Return on average equity	3.89%	5.02%	(1.13)%	(22.5)	4.03%	6.57%	(2.54)%	(38.7)

Net Interest Income. Net interest income increased $3.5 million, or 15.4%, to $26.2 million for the three months ended September 30, 2015 from $22.7 million for the three months ended September 30, 2014. The net interest rate spread and net interest margin were 2.98% and 3.20%, respectively, for the three months ended September 30, 2015 compared to 2.76% and 2.98%, respectively, for the three months ended September 30, 2014. For the nine months ended September 30, 2015, net interest income increased $11.0 million, or 17.0%, to $75.6 million from $64.6 million for the nine months ended September 30, 2014. The net interest rate spread and net interest margin were 2.94% and 3.16%, respectively, for the nine months ended September 30, 2015 compared to 2.93% and 3.11%, respectively, for the nine months ended September 30, 2014. The increases in net interest income were due primarily to loan growth along with declines in the cost of funds, partially offset by deposit growth for the three and nine months ended September 30, 2015 compared to the same periods in 2014.

The yield on interest-earning assets increased 18 basis points to 3.83% for the three months ended September 30, 2015 compared to 3.65% for the three months ended September 30, 2014, while the cost of funds declined three basis points to 0.74% for the three months ended September 30, 2015 compared to 0.77% for the three months ended September 30, 2014. The increase in interest income on loans was primarily due to growth in the Company’s average loan balances of $350.7 million, or 14.2%, to $2.814 billion, partially offset by a decrease in the yield on loans of four basis points to 4.25%. The increase in interest expense on deposits was primarily due to the growth in average total deposits of $162.7 million, or 6.6%, to $2.612 billion, partially offset by the decline in the cost of average total deposits of two basis points to 0.71% for the three months ended September 30, 2015 compared to 0.73% for the three months ended September 30, 2014. The decrease in interest expense on borrowings was primarily due to the reduction in average borrowings of $56.2 million, or 28.6%, to $140.3 million, partially offset by an increase in the cost of average borrowings of eight basis points to 1.36% for the three months ended September 30, 2015 compared to 1.28% for the three months ended September 3014.

The yield on interest-earning assets declined five basis points to 3.79% for the nine months ended September 30, 2015 compared to 3.84% for the nine months ended September 30, 2014, while the cost of funds declined five basis points to 0.75% for the nine months ended September 30, 2015 compared to 0.80% for the nine months ended September 30, 2014. The increase in interest income on loans was primarily due to growth in the Company’s average loan balances of $355.9 million, or 14.9%, to $2.737 billion, partially offset by a decrease in the yield on loans of three basis points to 4.25%. The increase in interest expense on deposits was primarily due to growth in average total deposits of $210.3 million, or 9.0%, to $2.560 billion, partially offset by the decline in the cost of average total deposits of five basis points to 0.71% for the nine months ended September 30, 2015 compared to 0.76% for the nine months ended September 30, 2014. The decrease in interest expense on borrowings was primarily due to the reduction in average borrowings of $50.3 million, or 25.8%, to $144.7 million, partially offset by an increase in the cost of average borrowings of five basis points to 1.36% for the nine months ended September 30, 2015 compared to 1.31% for the nine months ended September 3014.

Provision for Loan Losses. Our provision for loan losses was $2.4 million for the three months ended September 30, 2015 compared to $655,000 for the three months ended September 30, 2014. For the nine months ended September 30, 2015, the provision for loan losses was $6.1 million compared to $1.5 million for the nine months ended September 30, 2014. The increases were primarily due to commercial real estate and construction loan growth in the three months and nine months ended September 30, 2015 and a $2.3 million provision and charge-off for a construction loan relationship during the second quarter of 2015. For further discussion of the changes in the provision and allowance for loan losses, refer to “-Allowance for Loan Losses” above.

Non-Interest Income. Non-interest income information is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(Dollars in thousands)
Customer service fees	$2,049	$1,880	$169	9.0%	$5,809	$5,539	$270	4.9%
Loan fees	318	148	170	114.9	714	467	247	52.9
Mortgage banking gains, net	38	19	19	100.0	416	406	10	2.5
Gain on sales of securities, net	45	1,346	(1,301)	(96.7)	2,489	4,411	(1,922)	(43.6)
Income from bank-owned life insurance	340	294	46	15.6	930	868	62	7.1
Other income	7	—	7	—	8	17	(9)	(52.9)

Total non-interest income	$2,797	$3,687	$(890)	(24.1)%	$10,366	$11,708	$(1,342)	(11.5)%

The increases in customer service fees were primarily due to interchange fees earned as a result of the increasing number and activity in demand deposit accounts. The increases in loan fees reflect loan growth during the current year. The decreases in gain on sales of securities, net, reflected a decrease in the number of securities sold during the three and nine months ended September 30, 2015 compared to the same periods in 2014.

Non-Interest Expense. Non-interest expense information is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$11,235	$10,249	$986	9.6%	$33,119	$31,067	$2,052	6.6%
Occupancy and equipment	2,406	2,252	154	6.8	7,394	7,029	365	5.2
Data processing	1,375	1,201	174	14.5	3,887	3,271	616	18.8
Marketing and advertising	766	769	(3)	(0.4)	2,555	2,264	291	12.9
Professional services	644	588	56	9.5	1,981	1,888	93	4.9
Foreclosed real estate	96	(47)	143	304.3	125	163	(38)	(23.3)
Deposit insurance	522	515	7	1.4	1,462	1,597	(135)	(8.5)
Other general and administrative	1,045	1,180	(135)	(11.4)	2,981	3,130	(149)	(4.8)

Total non-interest expenses	$18,089	$16,707	$1,382	8.3%	$53,504	$50,409	$3,095	6.1%

The increases in salaries and employee benefits expense were primarily due to employee compensation increases and staffing growth during the current year. The increases in occupancy and equipment include costs associated with the opening of the new branch in Dorchester. The increase in data processing expense for the nine months ended September 30, 2015, reflected a one-time cost reduction during the second quarter of 2014 along with a scheduled contractual increase and business growth during the current year. The increase in marketing and advertising expense reflected the Bank’s new and expanded advertising campaign in our Boston area market. The Company’s efficiency ratio was 62.45% for the quarter ended September 30, 2015 compared to 66.67% for the quarter ended September 30, 2014. For the nine months ended September 30, 2015, the efficiency ratio was 64.13% compared to 70.15% for the nine months ended September 30, 2014.

Income Tax Provision. We recorded a provision for income taxes of $2.8 million for the three months ended September 30, 2015, reflecting an effective tax rate of 32.5%, compared to $3.0 million, or a 33.5% effective tax rate, for the three months ended September 30, 2014. For the nine months ended September 30, 2015, the provision for income taxes amounted to $8.6 million, reflecting an effective tax rate of 32.6%, compared to $8.1 million, or a 33.2% effective tax rate, for the nine months ended September 30, 2014. The changes in the effective tax provision were primarily due to changes in the components of pre-tax income.

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

Our most liquid assets are cash and due from banks, and certificates of deposit with other banks. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2015, cash and due from banks totaled $98.0 million and certificates of deposit totaled $95.0 million. In addition, at September 30, 2015, we had $275.0 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $9.4 million line of credit. On September 30, 2015, we had $140.0 million of advances outstanding.

A significant use of our liquidity is the funding of loan originations. At September 30, 2015 and December 31, 2014, we had total loan commitments outstanding of $1.001 billion and $670.3 million, respectively. Historically, many of the commitments expire without being fully drawn; therefore the total amount of commitments does not necessarily represent future cash requirements. For further information, see Note 8 Commitments and Derivatives in the Notes to the Unaudited Consolidated Financial Statements, within this report.

Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of September 30, 2015 totaled $453.2 million, or 56.3% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained with us. Meridian Bancorp, Inc. is a separate legal entity from East Boston Savings Bank and it must provide for its own liquidity to pay dividends and repurchase its common stock and for other corporate purposes. Meridian Bancorp, Inc.’s primary source of liquidity is proceeds from the second-step offering, and to a lesser extent dividend payments received from East Boston Savings Bank. The ability of East Boston Savings Bank to pay dividends is subject to regulatory requirements. At September 30, 2015, Meridian Bancorp, Inc. (on an unconsolidated basis) had cash and cash equivalents, certificates of deposit and securities available for sale totaling $144.2 million. We have the ability to attract and retain deposits by adjusting the interest rates offered and accept brokered certificates of deposit when it is deemed cost effective.

Capital Management. Both the Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2015, both the Company and the Bank exceeded all of their respective regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

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

The Company may use capital management tools such as cash dividends and common share repurchases. Massachusetts regulations restrict repurchases for the first three years following the second-step conversion except where compelling and valid business reasons are established to the satisfaction of the Massachusetts Commissioner of Banks. We are also subject to the Federal Reserve Board’s notice provisions for stock repurchases. In August 2015, the Company received regulatory approval from the Massachusetts Commissioner of Banks and a non-objection from the Federal Reserve Bank to adopt a stock repurchase program for up to 5% of its common stock. As of September 30, 2015, the Company had repurchased 522,604 shares of its stock at an average price of $12.57 per share, or 19.1% of the 2,737,334 shares authorized for repurchase under the Company’s repurchase program. The Company’s Board of Directors declared a quarterly cash dividend of $0.03 per common share on August 27, 2015. The dividend was paid on October 1, 2015 to stockholders of record at the close of business on September 17, 2015.

The Company’s and the Bank’s actual capital amounts and ratios follow:

			Minimum Capital Requirement		Minimum To Be Well Capitalized Under
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2015
Total Capital (to Risk Weighted Assets):
Company	$602,024	18.4%	$261,233	8.0%	$326,542	10.0%
Bank	434,271	13.2	263,362	8.0	329,203	10.0

Tier 1 Capital (to Risk Weighted Assets):
Company	569,439	17.4	195,925	6.0	261,233	8.0
Bank	401,686	12.2	197,522	6.0	263,362	8.0

Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	569,439	17.4	146,944	4.5	212,252	6.5
Bank	401,686	12.2	148,141	4.5	213,982	6.5

Tier 1 Capital (to Average Assets):
Company	569,439	16.9	134,560	4.0	168,200	5.0
Bank	401,686	12.6	128,075	4.0	160,094	5.0

December 31, 2014
Total Capital (to Risk Weighted Assets):
Company	$591,563	20.3%	$232,621	8.0%	N/A	N/A
Bank	416,069	14.9	223,348	8.0	$279,178	10.0%

Tier 1 Capital (to Risk Weighted Assets):
Company	561,072	19.3	116,311	4.0	N/A	N/A
Bank	385,578	13.8	111,674	4.0	167,511	6.0

Tier 1 Capital (to Average Assets):
Company	561,072	17.4	128,662	4.0	N/A	N/A
Bank	385,578	12.3	125,176	4.0	156,470	5.0

A reconciliation of the Company’s and Bank’s stockholders’ equity to regulatory capital follows:

	Company	Bank
	(In thousands)
September 30, 2015
Total stockholders’ equity per financial statements	$583,099	$415,329
Adjustments to Common Equity Tier 1 capital:
Accumulated other comprehensive income	27	44
Goodwill disallowed	(13,687)	(13,687)

Total Common Equity Tier 1 capital	569,439	401,686

Adjustments to Tier 1 capital:
Additional Tier 1 capital additions (deductions)	—	—

Total Tier 1 capital	569,439	401,686

Adjustments to total capital:
Allowance for loan losses	32,585	32,585
45% of net unrealized gains on marketable equity securities	—	—

Total regulatory capital	$602,024	$434,271

	Company	Bank
	(In thousands)
December 31, 2014
Total stockholders’ equity per financial statements	$577,710	$402,247
Adjustments to Tier 1 capital:
Accumulated other comprehensive income	(2,898)	(2,929)
Goodwill disallowed	(13,687)	(13,687)
Servicing assets disallowed	(53)	(53)

Total Tier 1 capital	561,072	385,578

Adjustments to total capital:
Allowance for loan losses	28,469	28,469
45% of net unrealized gains on marketable equity securities	2,022	2,022

Total regulatory capital	$591,563	$416,069

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

For the nine months ended September 30, 2015, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Increase (Decrease) in Market Interest Rates	September 30, 2015			December 31, 2014
	Amount	Change	Percent	Amount	Change	Percent
	(Dollars in thousands)
300	$91,804	$(11,166)	(10.84)%	$87,006	$(8,254)	(8.66)%
Flat	102,970			95,260
-100	103,850	880	0.85	96,386	1,126	1.18

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls over Financial Reporting There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

For information regarding our risk factors, see “Risk Factors,” in the Company’s 2014 Annual Report on Form 10-K, filed with the SEC on March 13, 2015, which is available through the SEC’s website at www.sec.gov. As of September 30, 2015, our risk factors have not changed materially from those reported in the annual report. The risks described in the annual report are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a.)	Not applicable.

(b.)	Not applicable.

(c.)	The following table sets forth information with respect to any purchase made by or on behalf of the Company during the indicated periods:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2015	—	$—	—	2,737,334
August 1 – 31, 2015	334,031	$12.46	334,031	2,403,303
September 1 – 30, 2015	188,573	$12.77	188,573	2,214,730

Total	522,604	$12.57	522,604	2,214,730

(1)	In August 2015, the Company’s Board of Directors voted to adopt a stock repurchase program of up to 5% of its outstanding common stock, or 2,737,334 shares of its common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation of Meridian Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Meridian Bancorp, Inc. (File No. 333-194454), originally filed with the Securities and Exchange Commission on March 10, 2014)

3.2	Bylaws of Meridian Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Meridian Bancorp, Inc. (File No. 333-194454), originally filed with the Securities and Exchange Commission on March 10, 2014)

4	Form of Common Stock Certificate of Meridian Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Meridian Bancorp, Inc. (File No. 333-194454), originally filed with the Securities and Exchange Commission on March 10, 2014)

10.1	Meridian Bancorp, Inc. 2015 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders (File No. 001-36573), filed with the Securities and Exchange Commission on August 18, 2015)

10.2	Form of Employee Stock Option Agreement under the Meridian Bancorp, Inc. 2015 Equity Incentive Plan filed as an exhibit to Form 8-K filed on November 5, 2015

10.3	Form of Director Stock Option Agreement under the Meridian Bancorp, Inc. 2015 Equity Incentive Plan filed as an exhibit to Form 8-K filed on November 5, 2015

10.4	Amended and Restated Employment Agreement with Richard J. Gavegnano and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.5	East Boston Savings Bank Amended and Restated Employee Severance Compensation Plan filed as an exhibit to Form 10-Q filed on November 10, 2014

10.6	Form of Amended and Restated Supplemental Executive Retirement Agreements with Directors Vincent D. Basile, Domenic A. Gambardella, Edward L. Lynch, Gregory F. Natalucci, and James G. Sartori filed as an exhibit to Form 10-Q filed on November 10, 2014

10.7	Amended and Restated Supplemental Executive Retirement Agreement with Richard J. Gavegnano filed as an exhibit to Form 10-Q filed on November 10, 2014

10.8	2008 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting, as filed with the Securities and Exchange Commission on July 11, 2008)

10.9	Amended and Restated Employment Agreement between Edward J. Merritt and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.10	Amended and Restated Supplemental Executive Retirement Agreement between East Boston Savings Bank and Edward J. Merritt dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.11	Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2010)

10.12	First Amendment to Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2010)

10.13	Amended and Restated Two-Year Change in Control Agreement between Mark Abbate and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.14	Incentive Compensation Plan filed as an exhibit to Form 10-K filed on March 17, 2014

10.15	Amended and Restated Two-Year Change in Control Agreement between John Migliozzi and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.16	East Boston Non-Qualified Supplemental Employee Stock Ownership Plan dated October 1, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.17	Amended and Restated Two-Year Change in Control Agreement between Frank Romano and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-K filed on March 13, 2015

10.18	Form of Restricted Stock Award Agreement under the Meridian Bancorp, Inc. 2015 Equity Incentive Plan filed as an exhibit to Form 8-K filed on November 5, 2015

21	Subsidiaries of Registrant filed as an exhibit to Form 10-Q filed on November 10, 2014

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN BANCORP, INC. (Registrant)

Date: November 9, 2015	By:	/s/ Richard J. Gavegnano
Richard J. Gavegnano Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2015	By:	/s/ Mark L. Abbate
Mark L. Abbate Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)