Form 10-K
period 2015-12-31
Meridian Bancorp, Inc.
filed 2016-03-11
CIK 1600125

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to price at which the common equity was last sold on June 30, 2015 was $678,261,172. As of March 2, 2016, there were 53,896,720 outstanding shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2016 Annual Meeting of Stockholders of the Registrant are incorporated by reference in Part III of this Form 10-K.

MERIDIAN BANCORP, INC.

2015 FORM 10-K ANNUAL REPORT

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	changes in the level and trends of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;

•	our ability to access cost-effective funding;

•	fluctuations in real estate values and both residential and commercial real estate market conditions;

•	demand for loans and deposits in our market area;

•	our ability to implement and changes in our business strategies;

•	competition among depository and other financial institutions;

•

inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary markets;

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

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Please see “Risk Factors” beginning on page 27.

ITEM 1.	BUSINESS

Meridian Bancorp, Inc.

Meridian Bancorp, Inc. (the “Company”) is a Maryland corporation that was incorporated in 2014. The Company owns all of East Boston Savings Bank’s stock and directs, plans and coordinates East Boston Savings Bank’s business activities. The Company is the successor to East Boston Savings Bank’s previous holding company, Meridian Interstate Bancorp, Inc. (“Old Meridian”), and was formed as a result of a second-step mutual-to-stock conversion (the “Conversion”) of Meridian Financial Services, Incorporated, (the “MHC”), the top tier mutual holding company of Old Meridian. The Conversion was completed in 2014 at which point, the MHC and Meridian Interstate Funding Corporation were merged into Old Meridian (and ceased to exist), and Old Meridian merged into the Company. The Company sold 32,500,000 shares of common stock at $10.00 per share in the second-step stock offering. The Company utilized $16.3 million of the proceeds to fund an additional loan to its Employee Stock Ownership Plan (“ESOP”) for the acquisition of 1,625,000 shares at $10.00 per share representing 5% of the shares sold in the second-step offering and incurred expenses in connection with the offer and sale of the common stock totaling $6.5 million, resulting in net cash proceeds to the Company of $302.3 million. The Company invested $159.3 million of the net proceeds it received from the sale into East Boston Savings Bank and has retained the remaining amount for general corporate purposes. Concurrent with the completion of the stock offering, each share of Old Meridian common stock owned by public stockholders (stockholders other than the MHC) was exchanged for 2.4484 shares of Company common stock. A total of 22,200,316 shares of Company common stock were issued in the exchange.

East Boston Savings Bank

East Boston Savings Bank (the “Bank”) is a Massachusetts-chartered stock savings bank, founded in 1848, that conducts its business from 29 full-service locations and three loan centers in the greater Boston metropolitan area. We offer a variety of deposit and loan products to individuals and businesses located in our primary market, which consists of Suffolk, Middlesex and Essex Counties, Massachusetts. We attract deposits from the general public and use those funds to originate one- to four-family real estate, multi-family and commercial real estate, construction, commercial and industrial, and consumer loans, which we primarily hold for investment. Our lending business also involves the purchase and sale of loan participation interests. We also offer non-deposit financial products through a third-party network arrangement.

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

Market Area

We consider the greater Boston metropolitan area to be our primary market area. While our primary deposit-gathering area is concentrated in the greater Boston metropolitan area, our lending area encompasses a broader market that includes most of eastern Massachusetts east of Route 93, including Cape Cod, and portions of southeastern New Hampshire and Maine. We conduct our operations through our 29 full-service offices and three loan centers located in the following counties, all of which are located in the greater Boston metropolitan area: Essex (five offices and two loan centers), Middlesex (seven offices) and Suffolk (17 offices and one loan center). The greater Boston metropolitan area is the 10th largest metropolitan area in the United States. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale retail trade, to finance, technology and medical care. The largest employment sector, however, is health care and social services, accounting for 17.2% of businesses in Massachusetts. Based on data from the Federal Reserve Bank of Boston, the unemployment rate for Massachusetts decreased to 4.7% in December 2015 as compared to 5.3% in December 2014. Home prices in Massachusetts rose at an annual rate of 8.1% in the third quarter of 2015 as compared to 4.5% for the third quarter of 2014.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies. Several large holding companies operate banks in our market area. These institutions are significantly larger than us and, therefore, have greater resources. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. Based on data from the Federal Deposit Insurance Corporation as of June 30, 2015 (the latest date for which information is available), the Bank had 0.78% of the deposit market share within the Boston-Cambridge-Quincy, Massachusetts — New Hampshire metropolitan statistical area, giving us the 16th largest market share in our metropolitan statistical area out of 139 financial institutions in our metropolitan statistical area as of that date.

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

Lending Activities

Commercial Real Estate Loans. At December 31, 2015, commercial real estate loans were $1.328 billion, or 43.1%, of our total loan portfolio. The commercial real estate loan portfolio consisted of $248.2 million of fixed-rate loans and $1.080 billion of adjustable-rate loans at December 31, 2015. Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, industrial facilities and retail facilities. At December 31, 2015, $245.2 million of our commercial real estate portfolio was owner occupied commercial real estate, and the remaining $1.083 billion was secured by income producing, or non-owner occupied commercial real estate. We intend to continue to grow our commercial real estate loan portfolio while maintaining prudent underwriting standards. In addition to originating these loans, we also participate in loans with other financial institutions.

We originate a variety of fixed- and adjustable-rate commercial real estate loans for terms and amortization periods up to 30 years, which may include balloon loans. Interest rates and payments on our adjustable-rate loans adjust every three, five or seven years and generally are adjusted to a rate equal to a percentage above the corresponding U.S. Treasury rate or Federal Home Loan Bank borrowing rate. Most of our adjustable-rate commercial real estate loans adjust every five years and amortize over terms of 20 to 25 years. We also include prepayment penalties on loans we originate. Loan amounts generally do not exceed 75% to 80% of the property’s appraised value at the time the loan is originated. In addition, borrowers are by policy, required to have a minimum income to debt service ratio of 1.20x. We require independent appraisals or evaluations on all loans secured by commercial real estate from an approved appraisers list. We require most of our commercial real estate loan borrowers to submit annual financial statements and/or rent rolls on the subject property. These properties may also be subject to annual inspections to support that appropriate maintenance is being performed by the owner/borrower. All commercial real estate loans over $500,000 are reviewed at least annually along with each commercial real estate borrower and, as applicable, each guarantor. The loan and its borrowers and/or guarantors are subject to an annual risk certification verifying that the loan is properly risk rated based upon covenant compliance and other terms as provided for in the loan agreements. While this process does not prevent loans from becoming delinquent, it provides us with the opportunity to better identify problem loans in a timely manner and to work with the borrower prior to the loan becoming delinquent.

The following table provides information with respect to our commercial real estate loans by type at December 31, 2015:

	Amount	Percent
	(Dollars in thousands)
Accommodations	$96,825	7.3%
Industrial/Warehouse	282,784	21.2
Mixed use	195,952	14.8
Office building	266,755	20.1
Office condominium	12,725	1.0
Restaurant	7,220	0.5
Retail	341,498	25.7
Other	124,585	9.4

	$1,328,344	100.0%

If we foreclose on a commercial real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be lengthy with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial real estate loans can be unpredictable and substantial.

The average outstanding loan size in our commercial real estate portfolio was $1.7 million as of December 31, 2015. We currently target new individual commercial real estate loan originations to small- and mid-size owners and investors in our market area and generally originate loans to one borrower up to $50.0 million. We generally do not make commercial real estate loans outside our primary market areas.

Our largest single commercial real estate relationship at December 31, 2015 totaled $43.2 million. These loans were originated in 2013 and are secured by an office building and industrial/warehouse properties. Our next largest borrowing relationship at December 31, 2015 was for $41.7 million and is secured by an office building. The third largest relationship was for $39.3 million at December 31, 2015 and is secured by an office building and retail properties. At December 31, 2015, all of these loans were performing in accordance with their repayment terms.

One- to Four-Family Residential Loans. Our one- to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. At December 31, 2015, one- to four-family residential loans were $458.4 million, or 14.9% of our total loan portfolio, consisting of $82.2 million and $376.2 million of fixed-rate and adjustable-rate loans, respectively. We generally offer fixed-rate loans and adjustable-rate loans with terms up to 30 years. Generally, our fixed-rate loans conform to Fannie Mae and Freddie Mac underwriting guidelines and those with longer terms (more than 10 years) are originated with the intention to sell. Our adjustable-rate mortgage loans generally adjust annually or every three years after an initial fixed period that ranges from three to ten years. Management has the intent and ability to hold the remaining fixed-rate loans in our loan portfolio for the foreseeable future or until maturity or pay-off. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the one or three year U.S. Treasury index. Depending on the loan type, the maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate caps range from 2% to 6% over the initial interest rate of the loan. Our residential loans generally do not have prepayment penalties.

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

While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans. We do not offer loans with negative amortization and generally do not offer interest-only, one- to four-family residential real estate loans. Additionally, our current practice is generally (1) to sell to the secondary market newly originated longer-term (terms of 10 years or greater) fixed-rate, one- to four-family residential real estate loans, and (2) to hold in our portfolio shorter-term, fixed-rate loans, bi-weekly amortization loans and adjustable-rate loans. We sell residential real estate loans in the secondary market primarily with servicing released. We also sell loans to Fannie Mae, the Federal Home Loan Bank Mortgage Partnership Finance Program and other investors with servicing retained.

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

In an effort to provide financing for first-time buyers, we offer fixed-rate 30-year residential real estate loans through the Massachusetts Housing Finance Agency First Time Home Buyer Program. We offer mortgage loans through this program to qualified individuals and originate the loans using modified underwriting guidelines and loan conditions.

We also offer adjustable-rate loans secured by one- to four-family properties that are not owner-occupied. Non-owner-occupied one- to four-family residential loans generally can be made with a loan-to-value ratio of up to 80% with such value measured at origination. At December 31, 2015, these loans totaled $79.4 million. Non-owner-occupied residential loans can have higher risk of loss than owner-occupied residential loans, as payment on such loans often depends on successful operation and management of the properties. In addition, non-owner-occupied residential borrowers may be more willing to default on a loan than an owner-occupied residential borrower as the non-owner-occupied residential borrower would not be losing his or her residence.

Multi-Family Real Estate Loans. At December 31, 2015, multi-family real estate loans were $417.4 million, or 13.5% of our total loan portfolio. The multi-family loan portfolio consisted of $28.7 million of fixed-rate loans and $388.7 million of adjustable-rate loans at December 31, 2015. Our multi-family real estate loans are generally secured by apartment buildings. We intend to continue to grow our multi-family loan portfolio, while maintaining prudent underwriting standards. In addition to originating these loans, we also participate in loans with other financial institutions.

We originate a variety of adjustable-rate multi-family real estate loans for terms up to 30 years. Interest rates and payments on our adjustable-rate loans adjust every three, five or seven years and generally are adjusted to a rate equal to a percentage above the corresponding U.S. Treasury rate or Federal Home Loan Bank borrowing rate. Most of our adjustable-rate multi-family real estate loans adjust every five years and amortize over terms of 20 to 25 years. We also include prepayment penalties on loans we originate. Loan amounts generally do not exceed 75% to 80% of the property’s appraised value at the time the loan is originated. Borrowers are by policy, required to have a minimum income to debt service ratio of 1.20x. We require most of our multi-family real estate loan borrowers to submit annual financial statements and/or rent rolls on the subject property. These properties may also be subject to annual inspections to support that appropriate maintenance is being performed by the owner/borrower.

If we foreclose on a multi-family real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be lengthy with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on multi-family real estate loans can be unpredictable and substantial.

The average outstanding loan size in our multi-family real estate portfolio was $1.1 million as of December 31, 2015. We currently target new individual multi-family real estate loan real estate loan originations to small- and mid-size owners and investors in our market area and generally originate loans to one borrower up to $50.0 million.

We generally do not make multi-family real estate loans outside our primary market areas.

Our largest multi-family real estate relationship at December 31, 2015 totaled $16.3 million and originated in 2014. Our next largest multi-family borrowing relationship at December 31, 2015 was for $16.2 million and the third largest multi-family borrowing relationship was for $14.7 million. Each relationship is secured by an apartment building. At December 31, 2015, all of these loans were performing in accordance with their terms.

Construction Loans. Historically, we have invested a significant portion of our loan portfolio in residential construction and land loans to professional home builders and developers. More recently, in response to improvement in the housing market, our construction lending has increased since 2011. We also originate construction loans for commercial and multi-family real estate. Although well diversified with respect to price ranges and borrowers, our construction loans are significantly concentrated in the greater Boston metropolitan area.

At December 31, 2015, construction loans were $421.5 million, or 13.7% of our total loan portfolio, consisting of $50.9 million of one- to four-family residential and condominium construction loans, $1.1 million of residential land or development loans, $340.5 million of commercial and multi-family real estate construction loans and $29.0 million of commercial land or land development loans. All of the one- to four-family construction loans and residential land or development loans at December 31, 2015 may convert to a permanent mortgage loan or the loan may be paid in full upon completion of the construction phase.

We primarily make construction loans for commercial development projects, including apartment buildings, small industrial buildings and retail and office buildings. We also originate adjustable loans to individuals and to builders to finance the construction of residential dwellings. Most of our construction loans provide for the payment of only interest during the construction phase, which is usually up to 12 to 24 months, although some construction loans are renewed, generally for one or two additional years. At the end of the construction phase, the loan may convert to a permanent mortgage loan or the loan may be paid in full. Loans generally can be made with a maximum loan-to-value ratio of 80% of the appraised market value upon completion of the project. As appropriate to the underwriting, a “discounted cash flow analysis” is utilized. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will generally require an inspection of the property before disbursement of funds during the term of the construction loan.

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

We regularly monitor the construction loan portfolio and the economic conditions and housing inventory in each of our markets and increase or decrease this type of lending as we observe market conditions change. Housing markets in the greater Boston metropolitan area significantly deteriorated beginning in 2008 and our origination of new construction loans declined sharply as a result; however, our level of construction lending has substantially increased as housing markets have improved. We believe that the underwriting policies and internal monitoring systems we have in place have helped to mitigate some of the risks inherent in construction and land lending; however, weak housing market conditions nonetheless resulted in material delinquencies and charge-offs in our construction loan portfolio prior to 2010.

The composition of our construction portfolio at December 31, 2015 is as follows.

	Amount	Percent
	(Dollars in thousands)
Condominium	$85,945	20.4%
One- to four-family residential real estate	42,097	10.0
Apartment	92,838	22.0
Commercial real estate	20,085	4.8
Mixed use	26,161	6.2
Accommodations	41,049	9.7
Retail	36,449	8.6
Office building	21,346	5.1
Land	28,183	6.7
Other	27,378	6.5

	$421,531	100.0%

Commercial and Industrial Loans. At December 31, 2015, commercial and industrial loans were $400.1 million, or 13.0% of our total loan portfolio, and we intend to increase the amount of commercial and industrial loans that we originate. A significant portion of our commercial and industrial loans consists of our direct purchase of tax-exempt bonds issued by non-profit organizations (primarily educational and health organizations) and manufacturers through programs sponsored by the Commonwealth of Massachusetts and the states of Maine and New Hampshire. We underwrite these bonds in substantially the same manner as our other commercial and industrial loans. At December 31, 2015, tax exempt bonds included in our commercial and industrial loan portfolio were $223.6 million, or 55.9% of our total commercial and industrial loans at that date.

A portion of our commercial and industrial loans is also secured by owner-occupied commercial real estate. We also make commercial and industrial loans primarily in our market area to a variety of professionals, sole proprietorships, nonprofit organizations and small businesses. However, the primary source of repayment for all of our commercial and industrial loans is income from the underlying business. In the third quarter of 2011, we significantly expanded our commercial and industrial lending platform with the establishment of a new corporate banking division comprised of a veteran team of bankers and related underwriting personnel that enhanced our presence in all of our market areas and strengthened our business product offerings and cash management expertise. As part of our relationship driven focus, we require many of our commercial and industrial borrowers to maintain their primary deposit accounts with us, which enhances our interest rate spread and overall profitability.

Commercial lending products include term loans and revolving lines of credit. Commercial loans and lines of credit are made with either variable or fixed rates of interest. Variable rates are based on the prime rate as published in The Wall Street Journal, plus a margin. Initial rates on fixed-rate business loans are generally based on a corresponding U.S. Treasury or Federal Home Loan Bank rate, plus a margin. Commercial and industrial loans typically have shorter maturity terms and higher interest rates than commercial real estate loans, but may involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on small- to medium-sized, privately-held companies with local or regional businesses and non-profit entities that operate in our market area and generally originate loans to one borrower up to $50.0 million.

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

Our largest single commercial and industrial loan relationship at December 31, 2015 totaled $45.8 million. This loan was originated in 2013 and is secured by gross receipts. Our next largest borrowing relationship at December 31, 2015 was for $38.6 million and is secured by an assignment of residential mortgages. The third largest relationship was for $28.0 million at December 31, 2015 and is secured by academic facilities. At December 31, 2015, all of these loans were performing in accordance with their repayment terms.

Home Equity Lines of Credit. We offer home equity lines of credit, which are secured by one- to four-family residences. At December 31, 2015, the outstanding balance owed on home equity lines of credit amounted to $46.7 million, or 1.5% of our total loan portfolio. Home equity lines of credit have adjustable rates of interest with five to ten-year draws and 15 to 20 year terms that are indexed to the Prime Rate as published by The Wall Street Journal on the last business day of the month. Our home equity lines either have a monthly variable interest rate or an interest rate that is fixed for five years and that adjusts in years six and 11. We offer home equity lines of credit with cumulative loan-to-value ratios generally up to 80%, when taking into account both the balance of the home equity loans and first mortgage loan.

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

Consumer Loans. We offer automobile loans, loans secured by passbook or certificate accounts and overdraft loans. At December 31, 2015, consumer loans were $10.0 million, or 0.3% of total loans. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

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

Construction lending involves additional risks when compared with permanent residential lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, during the term of a construction loan, interest is funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. A discounted cash flow analysis is utilized for determining the value of any construction project of five or more units. Our ability to continue to originate a significant amount of construction loans is dependent on the strength of the housing market in our market areas.

Commercial and Industrial Loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial and industrial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business and the collateral securing these loans may fluctuate in value. Our commercial and industrial loans are originated primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of real estate, accounts receivable, inventory or equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

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

Loan Originations, Purchase and Sales

Loan originations come from a variety of sources. The primary sources of loan originations are current customers, business development by our relationship managers, walk-in traffic, our website, advertising and referrals from customers as well as our directors, business owners, investors, entrepreneurs, builders, realtors, existing customers and other professional third parties, including brokers. Loan originations are further supported by lending services offered through our internet website, direct mail, cross-selling, and employees’ community service. We also advertise in newspapers that are widely circulated throughout our market area and on local radio and television. We also participate in loans with others to supplement our origination efforts. We generally do not purchase whole loans.

We generally originate loans for our portfolio; however, we generally agree to sell to the secondary market newly originated conforming fixed-rate, 10- to 30-year one- to four-family residential real estate loans. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management. We sell residential real estate loans in the secondary market primarily with servicing released. We also sell loans to Fannie Mae, the Federal Home Loan Bank Mortgage Partnership Finance Program and other investors with servicing retained. For the years ended December 31, 2015 and 2014, we originated $65.8 million and $47.4 million of residential real estate loans for sale, respectively, and sold $62.1 million and $48.8 million of loans, respectively. At December 31, 2015, we were servicing $129.8 million of residential real estate loans for others. In addition, we sell participation interests in commercial real estate loans to local financial institutions, primarily on the portion of loans exceeding our borrowing limits, or as is prudent in concert with recognition of credit risk.

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank’s Board of Directors and management. The Bank’s Board of Directors has granted loan approval authority to certain officers up to prescribed limits, depending on the officer’s experience, the type of loan and whether the loan is secured or unsecured. Loans below $2.5 million require approval by members of senior management. Loans from $2.5 million up to $3.5 million require approval by management’s loan committee. Loans in excess of $3.5 million must be authorized by the Bank’s Executive Committee of the Board of Directors. Exceptions are fully disclosed to the approving authority, either an individual officer or the appropriate management or board committee prior to commitment. Exceptions are reported to the Board of Directors monthly.

Loans-to-One Borrower Limit and Loan Category Concentration

The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20% of our capital, which is defined under Massachusetts law as the sum of our capital stock, surplus account and undivided profits. At December 31, 2015, our regulatory limit on loans-to-one borrower was $89.5 million. At that date, our largest lending relationship consisted of one loan for $45.8 million and was secured by gross receipts. This loan was performing in accordance with its original repayment terms at December 31, 2015.

Loan Commitments

We issue commitments for fixed- and adjustable-rate loans conditioned upon the occurrence of certain events. Commitments to originate loans are legally binding agreements to lend to our customers. Generally, our commitments to originate loans expire after 60 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential mortgage-backed securities and municipal governments, deposits at the Federal Home Loan Bank of Boston, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities, including common stock and money market mutual funds. Our equity securities generally pay dividends. We also are required to maintain an investment in Federal Home Loan Bank of Boston stock, which investment is based on the level of our FHLB borrowings. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2015.

At December 31, 2015, our investment portfolio consisted primarily of corporate bonds, U.S. treasuries, municipal bonds, investment-grade marketable equity securities, money market mutual fund investments, short-term obligations of government-sponsored enterprises and mortgage-backed securities.

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

Each reporting period, we evaluate all securities with a decline in fair value below the amortized cost of the investment to determine whether other-than-temporary impairment (“OTTI”) exists. OTTI is required to be recognized if (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes.

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

Borrowings. We may utilize advances from the Federal Home Loan Bank of Boston to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. As of December 31, 2015, we had $222.3 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including an available line of credit of $9.4 million at an interest rate that adjusts daily. All of our borrowings from the Federal Home Loan Bank are secured by investment securities and qualified collateral, including one- to four-family loans and multi-family and commercial real estate loans held in the Bank’s portfolio.

Financial Services

We offer customers a range of non-deposit financial products, including mutual funds, annuities, stocks and bonds which are offered and cleared by a third-party broker-dealer. We receive a portion of the commissions generated by sales to our customers. We also offer customers long-term care insurance through a third-party insurance company, which generates commissions for us. Our non-deposit financial products generated $373,000, $393,000 and $336,000 of non-interest income during the years ended December 31, 2015, 2014 and 2013, respectively.

Personnel

As of December 31, 2015, we had 396 full-time and 92 part-time employees, none of whom is represented by a collective bargaining unit. We believe our working relationship with our employees is good.

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

Loans to a Bank’s Insiders. Beginning in April 2015, Massachusetts law provides that a Massachusetts bank must comply with the federal restrictions on insider lending contained in Regulation O of the Federal Reserve Board. Regulation O generally requires that extensions of credit to insiders:

•

be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital.

The current Massachusetts statute replaces a Massachusetts statute which contained separate restrictions on insider lending.

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

Federal Bank Regulation

Capital Requirements. Under applicable federal regulations, federally insured depository institutions, including state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as the Bank, are required to comply with minimum capital requirements. The regulations require insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised a permanent opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). The Bank elected to exercise its option to opt-out. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

The Federal Deposit Insurance Corporation Improvement Act required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The Federal Deposit Insurance Corporation, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The Federal Deposit Insurance Corporation also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.

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

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. Effective January 1, 2015, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater, and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0%, or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2015, the Bank was classified as a “well capitalized” institution.

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

As previously mentioned, Sections 22(h) and (g) of the Federal Reserve Act and the Federal Reserve Bank’s Regulation O place restrictions on loans to a bank’s insiders, i.e., executive officers, directors and principal stockholders. Under Regulation O, loans to a director, executive officer and to a greater than 10.0% stockholder of a financial institution, and certain of their affiliated interests, together with all other outstanding loans to such person and affiliated interests, may not exceed specified limits. Regulation O also requires that, subject to an exception for certain bank-wide employee programs, loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Regulation O also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and surplus. Additional restrictions apply to loans to executive officers.

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

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation and the Federal Deposit Insurance Corporation has recently exercised that discretion by establishing a long range fund ratio of 2%.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2015, the annualized FICO assessment was equal to 0.60 basis points of total assets less tangible capital.

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

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $110.2 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $110.2 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $15.2 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with these requirements.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. The Bank was in compliance with this requirement at December 31, 2015. Based on redemption provisions of the Federal Home Loan Bank of Boston, the stock has no quoted market value and is carried at cost. The Bank reviews for impairment based on the ultimate recoverability of the cost basis of the Federal Home Loan Bank of Boston stock. As of December 31, 2015, no impairment has been recognized.

At its discretion, the Federal Home Loan Bank of Boston may declare dividends on the stock. The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. As a result of losses incurred, the Federal Home Loan Bank of Boston suspended and did not pay dividends in 2009 and 2010. However, the Federal Home Loan Bank of Boston resumed payment of quarterly dividends in 2011 and, for 2015, paid dividends with an annual yield of 2.54%. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the Federal Home Loan Bank of Boston stock held by the Bank.

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

The Company is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) which have historically been similar to, though less stringent than, those of the Federal Deposit Insurance Corporation for the Bank. The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities would no longer be includable as Tier 1 capital, as was previously the case with bank holding companies, subject to certain grandfathering rules. The previously discussed final rule regarding regulatory capital requirements implemeneds the Dodd-Frank Act as to bank holding company capital standards. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks applied to bank holding companies (with greater than $1 billion of assets) as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019. The Company was in compliance with the consolidated capital requirements as of December 31, 2015.

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

Federal Taxation

General. The Company reports its income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions, including the reserve for bad debts discussed below. The Company’s federal income tax returns have been either audited or closed under the statute of limitations through December 31, 2011. For its 2015 tax year, the Bank’s maximum federal income tax rate was 35%.

Bad Debt Reserves. For taxable years beginning before January 1, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for non-qualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. However, those bad debt reserves accumulated prior to 1988 (“Base Year Reserves”) were not required to be recaptured unless the savings institution failed certain tests. At December 31, 2015, $9.8 million of the Bank’s accumulated bad debt reserves would not be recaptured into taxable income unless the Bank makes a “non-dividend distribution” to the Company as described below.

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

State Taxation. Financial institutions in Massachusetts are generally required to file combined income tax returns beginning with the year ended December 31, 2009. Starting in 2010, decreasing over a three year period, the Massachusetts excise tax rate for savings banks changed from 10.5% to 9.0% of federal taxable income, adjusted for certain items. Taxable income includes gross income as defined under the Internal Revenue Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code, except for those deductions relating to dividends received and income or franchise taxes imposed by a state or political subdivision. Carryforwards and carrybacks of net operating losses and capital losses are not allowed. The Company’s state tax returns, as well as those of its subsidiaries, are not currently under audit.

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

An investment in our securities is subject to risks inherent in our business and the industry in which we operate. Before making an investment decision, you should carefully consider the risks and uncertainties described below and all other information included in this report. The risks described below may adversely affect our business, financial condition and operating results. In addition to these risks and the other risks and uncertainties described in Forward Looking Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there may be additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial that could materially and adversely affect our business, financial condition or operating results. The value or market price of our securities could decline due to any of these identified or other risks. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

A worsening of economic conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have adverse effect on our results of operations.

Unlike larger financial institutions that are more geographically diversified, our profitability depends on the general economic conditions in the Boston metropolitan area. Local economic conditions have a significant impact on our commercial real estate and construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. Almost all of our loans are to borrowers located in the greater Boston metropolitan area or secured by collateral located in the greater Boston metropolitan area.

A deterioration in economic conditions or a prolonged delay in economic recovery in the market areas we serve, in particular the greater Boston metropolitan area, could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

•	demand for our products and services may decline;

•	loan delinquencies, problem assets and foreclosures may increase;

•	collateral for loans, especially real estate, may decline further in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans;

•	rental rates may decline reducing the borrower’s cash flow, which may impact their ability to honor their commitments to us;

•	the value of our securities portfolio may decline;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and/or

•	the amount of our low-cost or non-interest-bearing deposits may decrease.

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

Our commercial real estate, multi-family, commercial and industrial, and construction lending involves risks that could adversely affect our financial condition and results of operations.

In recent years, we have focused on shifting our asset mix from increases in the one- to four-family residential loan portfolio to increases in commercial real estate, multi-family, commercial and industrial, and construction loans. As of December 31, 2015, our commercial real estate, multi-family, commercial and industrial, and construction loans totaled $2.567 billion, or 83.3% of our loan portfolio. As a result, our credit risk profile is higher than traditional savings institutions that have higher concentrations of one- to four-family residential loans. Also, these types of commercial lending activities, while potentially more profitable than one- to four-family residential lending, are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. A decline in real estate values would reduce the value of the real estate collateral securing our loans and increase the risk that we would incur losses if borrowers defaulted on their loans. In addition, the repayment of commercial real estate and multi-family loans generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. In addition, loan balances for commercial real estate, multi-family and construction loans are typically larger than those for single-family and consumer loans. Accordingly, when there are defaults and losses on these types of loans, they are often larger on a per loan basis than those for one- to four-family residential and consumer loans. Commercial and industrial loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time, may be illiquid and may fluctuate in value based on the success of the business. A secondary market for most types of commercial real estate, multi-family, commercial and industrial, and construction loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans.

Our construction loans are based upon estimates of costs and values associated with the completed project. These estimates may be inaccurate. Construction lending involves additional risks when compared with permanent residential lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, during the term of a construction loan, interest is funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences. These risks can be significantly affected by supply and demand conditions.

The credit risk related to commercial real estate and multi-family loans is considered to be greater than the risk related to one- to four-family residential or consumer loans because the repayment of commercial real estate loans and multi-family typically is dependent on the income stream of the real estate securing the loan as collateral and the successful operation of the borrower’s business, which can be significantly affected by conditions in the real estate markets or in the economy. For example, if the cash flows from the borrower’s project reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. In addition, some of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment, which may increase the risk of default or non-payment. This risk was exacerbated in the recent recession and could remain an elevated risk in the current slow recovery economic environment.

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

Our commercial loan portfolio, which includes commercial real estate, multi-family, commercial and industrial, and construction loans, has increased to $2.567 billion, or 83.3% of total loans, at December 31, 2015 from $870.0 million, or 64.2% of total loans, at December 31, 2011. A portion of our commercial loan portfolio is unseasoned, meaning they were originated recently. Our limited experience with these borrowers does not provide us with a significant payment history pattern with which to judge future collectability. Further, these loans have not been subjected to unfavorable economic conditions. As a result, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

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

Some of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers have little or no equity because either we originated the loan with a relatively high combined loan-to-value ratio or because of the decline in home values in our market areas. Residential loans with high combined loan-to-value ratios may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

We maintain an allowance for loan losses, which is established through a provision for loan losses that represents management’s best estimate of probable losses within the existing portfolio of loans. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the adequacy of the allowance for loan losses, we rely on our experience and our evaluation of economic conditions. If our assumptions prove to be incorrect, our current allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio and adjustment may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Consequently, a problem with one or more loans could require us to significantly increase the level of our provision for loan losses. In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Material additions to the allowance would materially decrease our net income.

Our allowance for loan losses increased in 2015, primarily due to growth in the multi-family, commercial real estate, construction, and commercial and industrial loan categories, as such loans have higher inherent credit risk than loans in our residential real estate loan categories. Refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Asset Quality.”

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

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Further, a prolonged period of exceptionally low market interest rates, such as we are currently experiencing, limits our ability to lower our interest expense, while the average yield on our interest-earning assets may continue to decrease as our loans reprice or are originated at these low market rates. Accordingly, our net interest income may continue to decrease, which would have an adverse affect on our profitability. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results.

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

In January 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments — Overall, (Subtopic 825-10). The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Targeted changes to generally accepted accounting principles include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has a portfolio of equity investments and if such guidance were effective for the year ended December 31, 2015, a net unrealized loss of approximately $7.8 million and related deferred tax benefit of $2.6 million would have been recognized in net income, instead of in other comprehensive income. The impact of this guidance on future periods is dependent on future market conditions and investment activity.

Impairment of goodwill could require charges to earnings, which could result in a negative impact on our results of operations.

Goodwill arises when a business is purchased for an amount greater than the net fair value of its assets. We recognized goodwill as an asset on our balance sheet in connection with its acquisition of Mt. Washington Co-operative Bank. We evaluate goodwill for impairment at least annually. Although we determined that goodwill was not impaired during 2015, a significant and sustained decline in our stock price, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill. If we were to conclude that a future write-down of the goodwill was necessary, then we would record the appropriate charge to earnings, which could be materially adverse to the results of operations and financial position. For further discussion of our methodology of evaluating and impairing goodwill, refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Critical Accounting Policies — Evaluation of Goodwill and Analysis for Impairment.”

The building of market share through de novo branching and expansion of our residential, commercial real estate, and commercial and industrial lending capacity could cause our expenses to increase faster than revenues.

We intend to continue to build market share in the greater Boston metropolitan area through de novo branching and expansion of our residential, commercial real estate, and commercial and industrial lending capacity. Since 2002, we have opened 16 de novo branches including the most recent two branches opened in October and November 2015. In the third quarter of 2011, we significantly expanded our commercial and industrial lending capacity with the establishment of a new corporate banking division comprised of a veteran team of bankers that has enhanced our presence in all of our market areas and added strength to our business platform. There are considerable costs involved in opening branches and expanding lending capacity that generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any such business expansion can be expected to negatively impact our earnings for some period of time until certain economies of scale are reached. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, our business expansion may not be successful after establishment.

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

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which include Federal Home Loan Bank advances, proceeds from the sale of loans, federal funds purchased and brokered certificates of deposit. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected. Additionally, collateralized public funds are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment, which on the one hand tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these funds historically have been a relatively stable source of funds for us, availability depends on the individual municipality’s fiscal policies and cash flow needs. At December 31, 2015, $178.3 million of our deposits were public funds.

We have become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

Effective January 1, 2015, we became subject to more stringent capital requirements as a result of the implementation of Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/

or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares. Specifically, beginning in 2016, the Bank’s ability to pay dividends will be limited if it does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders. See “Supervision and Regulation — Federal Banking Regulation — Capital Requirements.”

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The Federal Deposit Insurance Corporation and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these factors, we have a concentration in multi-family and commercial real estate lending, as such loans represent 411% of total bank capital as of December 31, 2015. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our multi-family and commercial real estate lending that would adversely affect our loan originations and profitability.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations, increase our costs of operations and decrease our efficiency.

The Company and the Bank are subject to extensive regulation, supervision and examination by the Massachusetts Commissioner of Banks, the Federal Deposit Insurance Corporation and the Federal Reserve Board. Such regulation and supervision governs the activities in which we may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and the determination of the level of our allowance for loan losses. These regulations, along with the currently existing tax, accounting, securities, insurance, monetary laws, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.

The Dodd-Frank Act has significantly changed the regulation of banks and savings institutions and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies have been given significant discretion in drafting the implementing rules and regulations, many of which are not in final form. As a result, we cannot at this time predict the extent to which the Dodd-Frank Act will impact our business, operations or financial condition. However, compliance with the Dodd-Frank Act and its implementing regulations and policies has already resulted in changes to our business and operations, as well as additional costs, and diverted management’s time from other business activities, which adversely affects our financial condition and results of operations.

In 2013, the Consumer Financial Protection Bureau issued several final regulations and changes to certain consumer protections under existing laws. These final rules, most of the provisions of which became effective January 10, 2014, generally prohibit creditors from extending mortgage loans without regard for the consumer’s ability to repay and add restrictions and requirements to mortgage origination and servicing practices. In addition, these rules limit prepayment penalties and require the creditor to retain evidence of compliance with the ability-to-repay requirement for three years. Compliance with these rules will likely increase our overall regulatory compliance costs and may require changes to our underwriting practices with respect to mortgage loans. Moreover, these rules may adversely affect the volume of mortgage loans that we underwrite and may subject us to increased potential liabilities related to such residential loan origination activities.

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

Recent regulations could restrict our ability to originate and sell loans.

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

Also, to qualify as a “qualified mortgage,” a borrower’s total monthly debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. In addition, the Dodd-Frank Act requires the regulatory agencies to issue regulations that require securitizers of loans to retain not less than 5% of the credit risk for any asset that is not a “qualified residential mortgage.” The regulatory agencies have issued a final rule to implement this requirement, which provides that the definition of “qualified residential mortgage” includes loans that meet the definition of “qualified mortgage” issued by the Consumer Financial Protection Bureau for purposes of its regulations (as described above).

These final rules could have a significant effect on the secondary market for loans and the types of loans we originate, and restrict our ability to make loans, any of which could limit our growth or profitability.

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

We face significant operational risks because the financial services business involves a high volume of transactions.

We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of operational deficiencies or as a result of non-compliance with applicable regulatory standards or customer attrition due to potential negative publicity. In the event of a breakdown in our internal control systems, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action, and/or suffer damage to our reputation.

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

There also are provisions in our articles of incorporation that may be used to delay or block a takeover attempt, including a provision that prohibits any person from voting more than 10% of the shares of common stock outstanding. Furthermore, shares of restricted stock and stock options that we have granted or may grant to employees and directors, stock ownership by our management and directors, including through our ESOP, employment agreements that we have entered into with our executive officers and other factors may make it more difficult for companies or persons to acquire control of the Company without the consent of our Board of Directors. Taken as a whole, these statutory provisions and provisions in our articles of incorporation could result in our being less attractive to a potential acquirer and thus could adversely affect the market price of our common stock.

Our stock-based benefit plans will increase our expenses and reduce our income, and may dilute your ownership interest.

In 2015, we adopted new stock-based benefit plans. These plans may be funded either through open market purchases or from the issuance of authorized but unissued shares of common stock. Our ability to purchase shares of common stock to fund these plans will be subject to many factors, including applicable regulatory restrictions, the availability of stock in the market, the trading price of the stock, our capital levels, alternative uses for our capital and our financial performance. While our intention is to fund the new stock-based benefit plans through open market purchases, stockholders would experience dilution in ownership interest in the event newly issued shares of our common stock are used to fund stock options and shares of restricted common stock.

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

Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.

In preparing this annual report as well as other periodic reports we are required to file under the Securities Exchange Act of 1934, including our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our determination of the allowance for loan losses, the evaluation of goodwill for impairment and the evaluation of securities for other-than-temporary impairment.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

At December 31, 2015, we conducted business through our 29 full service offices and three loan centers located in Allston, Belmont, Boston, Brookline, Cambridge, Danvers, East Boston, Revere, Somerville, South Boston, Dorchester, Jamaica Plain, West Roxbury, Everett, Medford, Melrose, Wakefield, Winthrop, Lynn, Peabody and Saugus, Massachusetts. We also operate in two administrative/support offices. We own 18 and lease 16 of our offices. At December 31, 2015, the total net book value of our land, buildings, furniture, fixtures and equipment was $40.2 million.

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

Market Information and Holders

The Company’s shares of common stock are traded on the NASDAQ Global Select Market under the symbol “EBSB.” The approximate number of shareholders of record of the Company’s common stock as of March 2, 2016 was 1,646. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table sets forth for each quarter of 2015 and 2014 the intra-day high and low sales prices per share of common stock as reported by Nasdaq and the cash dividends declared per share. Information has been restated to reflect the 2.4484-to-one exchange ratio in the second-step Conversion that occurred July 28, 2014.

2015	High	Low	Dividends
Fourth quarter	$14.91	$13.19	$0.03
Third quarter	13.99	12.02	0.03
Second quarter	13.66	12.15	—
First quarter	13.30	11.03	—

2014	High	Low	Dividends
Fourth quarter	$11.60	$10.45	$—
Third quarter	11.28	10.22	—
Second quarter	10.72	9.73	—
First quarter	11.53	8.90	—

Dividends

The Company is not permitted to pay dividends on its common stock if its stockholders’ equity would be reduced below the amount of the liquidation account established by the Company in connection with the conversion. The source of dividends will depend on the net proceeds retained by the Company and earnings thereon, and dividends from the Bank. In addition, the Company is subject to state law limitations and federal bank regulatory policy on the payment of dividends. Maryland law generally limits dividends if the corporation would not be able to pay its debts in the usual course of business after giving effect to the dividend or if the corporation’s total assets would be less than the corporation’s total liabilities plus the amount needed to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution. In addition, the Company is subject to the Federal Reserve Board’s policy that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality and overall financial condition. See “Supervision and Regulation — Holding Company Regulation.”

Dividends from the Company may depend, in part, upon receipt of dividends from the Bank because the Company has no source of income other than dividends from the Bank and earnings from investment of net proceeds from the offering retained by the Company. Massachusetts banking law and FDIC regulations limit distributions from the Bank to the Company. For example, the Bank could not pay dividends if it were not in compliance with applicable regulatory capital requirements. See “Supervision and Regulation — Massachusetts Banking Laws and Supervision — Dividends” and “Federal Bank Regulation — Prompt Corrective Regulatory Action.”

In determining whether to declare or pay any dividends, whether regular or special, the Board of Directors takes into account our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. The payment and amount of any dividend payments depends upon a number of factors. We cannot assure that dividends will not be reduced or eliminated in the future.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The following table sets forth information with respect to any purchase made by or on behalf of the Company during the indicated periods:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2015	—	$—	—	2,214,730
November 1 – 30, 2015	—	$—	—	2,214,730
December 1 – 31, 2015	199,500	$14.33	199,500	2,015,230

Total	199,500	$14.33	199,500	2,015,230

(1)	In August 2015, the Company’s Board of Directors voted to adopt a stock repurchase program of up to 5% of its outstanding common stock, or 2,737,334 shares of its common stock.

Securities Authorized for Issuance under Equity Compensation Plans

Stock-based compensation awards outstanding and available for future grants as of December 31, 2015 represents stock-based compensation plans approved by stockholders. Other than our Employee Stock Ownership Plan, there are no plans that have not been approved by stockholders. Additional information is presented in Note 11, Employee Benefit Plans, in the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, within this report. Additional information regarding the Company’s equity compensation plans is included in Part III, Item 12 of this Form 10-K.

Performance Graph

The stock performance graph below compares the Company’s cumulative shareholder return on its common stock from December 31, 2010 to December 31, 2015 with the cumulative total return of the NASDAQ Composite and the SNL Bank and Thrift Composite. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for the period from the share price at the beginning of the measurement period. The return is based on an initial investment of $100.00.

Meridian Bancorp, Inc.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Meridian Bancorp, Inc.	100.00	105.60	142.32	191.52	233.00	294.10
SNL Bank and Thrift	100.00	77.76	104.42	142.97	159.60	162.83
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40

Source: SNL Financial LC, Charlottesville, VA

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial data for the Company. This information should be read in conjunction with the Consolidated Financial Statements and related notes, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appear elsewhere in this Annual Report.

	At or For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share amounts)
Financial Condition Data
Total assets	$3,524,509	$3,278,526	$2,682,101	$2,278,771	$1,974,380
Securities available for sale	141,646	203,521	201,137	262,785	335,230
Loans, net	3,045,242	2,648,907	2,265,400	1,786,339	1,341,301
Deposits	2,743,018	2,503,935	2,248,600	1,865,433	1,604,488
Borrowings	167,226	171,899	161,903	161,254	131,450
Total stockholders’ equity	588,126	577,710	249,205	233,943	219,944

Operating Data
Interest and dividend income	$123,342	$108,679	$95,204	$84,969	$78,812
Interest expense	20,451	20,513	20,135	18,945	20,972

Net interest income	102,891	88,166	75,069	66,024	57,840
Provision for loan losses	6,667	3,313	6,470	8,581	3,663

Net interest income, after provision for loan losses	96,224	84,853	68,599	57,443	54,177
Non-interest income	13,040	16,056	19,416	21,261	15,388
Non-interest expenses	72,691	67,434	64,515	59,948	50,994

Income before income taxes	36,573	33,475	23,500	18,756	18,571
Provision for income taxes	11,966	11,148	8,071	6,330	6,601

Net income	$24,607	$22,327	$15,429	$12,426	$11,970

Key Performance Ratios
Return on average assets	0.74%	0.75%	0.62%	0.59%	0.63%
Return on average equity	4.19	5.69	6.39	5.42	5.45
Interest rate spread(1)	2.97	2.88	3.00	3.16	3.06
Net interest margin(2)	3.19	3.08	3.15	3.33	3.24
Non-interest expense to average assets	2.17	2.26	2.58	2.84	2.66
Efficiency ratio(3)	64.05	68.84	76.04	77.96	74.16
Dividend payout ratio	12.77	—	—	—	—
Average interest-earning assets to average interest-bearing liabilities	134.63	126.57	118.30	117.32	114.97

Capital Ratios
Stockholders’ equity to total assets	16.69%	17.62%	9.29%	10.27%	11.14%
Total capital to risk weighted assets	17.48	20.34	10.77	11.93	13.65
Tier I capital to risk weighted assets	16.52	19.30	9.60	10.81	12.71
Common equity tier I capital to risk weighted assets	16.52	—	—	—	—
Tier I capital to average assets	16.71	17.44	8.73	9.69	10.43

Asset Quality Ratios
Allowance for loan losses/total loans	1.08%	1.06%	1.11%	1.13%	0.96%
Allowance for loan losses/non-accrual loans	106.58	90.35	61.00	51.81	24.31
Net charge-offs/average loans outstanding	0.06	0.01	0.08	0.07	0.06
Non-accrual loans/total loans	1.02	1.18	1.81	2.19	3.97
Non-performing assets/total assets	0.89	0.99	1.60	1.85	2.91

Per Share Data
Basic earnings per share	$0.47	$0.43	$0.29	$0.23	$0.22
Diluted earnings per share	0.46	0.42	0.29	0.23	0.22
Dividends per share	0.06	—	—	—	—
Book value per share	10.72	10.56	4.58	4.29	4.02
Tangible book value per share(4)	10.47	10.31	4.33	4.04	3.77
Market value per share	14.10	11.22	9.22	6.85	5.08
Number of shares outstanding at end of year	54,875,237	54,708,066	54,406,335	54,488,922	54,665,253

Other data:
Number of offices	29	27	27	24	23
Number of full-time equivalent employees	445	431	420	415	385

(footnotes begin on following page)

(footnotes from previous page)

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)	Represents net interest income as a percent of average interest-earning assets.

(3)	Represents non-interest expense divided by the sum of net interest income and non-interest income excluding gains or losses on securities and gain on sale of investment in affiliate bank.

(4)	Tangible book value per share is calculated as follows.

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share amounts)
Total stockholders’ equity	$588,126	$577,710	$249,205	$233,943	$219,944
Less: goodwill	13,687	13,687	13,687	13,687	13,687

Tangible book value	$574,439	$564,023	$235,518	$220,256	$206,257

Number of shares outstanding at end of year	54,875,237	54,708,066	54,406,335	54,488,922	54,665,253
Tangible book value per share	$10.47	$10.31	$4.33	$4.04	$3.77

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies

A summary of significant accounting policies is described in Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2015. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

Allowance for Loan Losses. The determination of the allowance for loan losses is considered critical due to the high degree of judgment involved, the subjectivity of the underlying assumptions used, and the potential for changes in the economic environment that could result in material changes in the amount of the allowance for loan losses. The allowance for loan losses is utilized to absorb losses inherent in the loan portfolio. The allowance represents management’s estimate of losses as of the date of the financial statements. The allowance includes an allocated component for impaired loans and a general component for pools of non-impaired loans.

The adequacy of the allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the size and composition of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Valuation of Goodwill and Analysis for Impairment. Our goodwill resulted from the acquisition of another financial institution accounted for under the acquisition method of accounting. The amount of goodwill recorded at acquisition was impacted by the recorded fair value of the assets acquired and liabilities assumed, which is an estimate determined by the use of internal or other valuation techniques.

Goodwill is subject to an annual impairment review by management that first assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. We would not be required to calculate our fair value of the Company unless management determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. If the two-step quantitative goodwill impairment test is necessary, step one compares the book value of the Company to the fair value of the Company. If book value exceeds fair value, a more detailed analysis is performed, which involves measuring the excess of the fair value of the Company, as determined in step one, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles as if the Company was being acquired in a business combination. In the event of future changes in fair value, we may be exposed to an impairment charge that could be material.

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

Business Strategy

We emphasize responsive and personalized service to our customers. Due to the consolidation of financial institutions in our market, we believe there is a significant opportunity for a community-focused bank to provide a full range of financial services to small and middle-market commercial and retail customers. By offering quicker decision making in the delivery of banking products and services, offering customized products where appropriate, and providing customer access to our senior managers, we distinguish ourselves from larger, regional banks operating in our market areas, while our larger capital base and product mix enable us to compete effectively against smaller banks. As a result, we believe we have a substantial opportunity to attract experienced management, loan officers and banking customers. We believe this will provide us a competitive advantage as we continue to expand into attractive, high growth markets within the Boston metropolitan area through the establishment of de novo bank branch offices, the potential acquisition of community banks and bank branches, and organic expansion where possible by growing our existing branches in their respective communities.

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

Hiring experienced employees with a customer service focus. We have been successful in attracting and retaining banking professionals with strong community relationships and significant knowledge of our markets, which is central to our business strategy. Exceptional service, local involvement and timely decision making are integral parts of our business strategy, and we have attracted highly qualified and highly motivated individuals. We believe that by focusing on experienced bankers who are established in their communities, we enhance our market position and add profitable growth opportunities. Our compensation and incentive systems are aligned with our strategies to grow core deposits and commercial loans, while maintaining superior asset quality. We have a strong corporate culture based on personal accountability, high ethical standards and significant training opportunities, which is supported by our commitment to career development and promotion from within the organization.

Improving profitability through geographic expansion within our market area, disciplined pricing, expense control and balance sheet management. We have achieved many milestones over the last five years as we have grown total assets to $3.525 billion at December 31, 2015 from $1.974 billion at December 31, 2011. Since 2002, we have opened 16 de novo branches, the most recent two in October and November 2015, and acquired six branch offices in our 2010 acquisition of Mt. Washington Co-operative Bank. We intend to continue our geographic expansion in the greater Boston metropolitan area by opening de novo branches in communities contiguous to those we currently serve, as opportunities present themselves in favorable locations. We have also focused significant efforts and invested heavily in our infrastructure to support future growth, creating brand awareness, competitive products and a strong and experienced workforce. We believe these initiatives have positioned us well to implement a strategy focused on improving operating efficiency and earnings growth. While we expect to continue to drive an appropriate level of loan and deposit growth, we will keenly focus on enhancing our profitability by exercising a disciplined approach to product pricing, expense control and balance sheet mix.

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

We believe the success of our strategy is evidenced by the growth of our deposits to $2.743 billion at December 31, 2015 from $1.604 billion at December 31, 2011, and net loans, which increased to $3.045 billion at December 31, 2015 from $1.341 billion at December 31, 2011. We also believe that community bank consolidation will continue to take place and further believe that, with our capital and liquidity positions, we will be positioned to take advantage of industry consolidation through de novo branching, potential acquisition of individual branches, and the potential for whole bank acquisitions. We do not, however, currently have any understandings or agreements regarding any specific acquisition transaction and will be disciplined when evaluating and deciding on future expansion, acquisitions and de novo branching opportunities. Our focus will be on the Massachusetts markets we know and understand, with a primary view toward continued growth in the Boston metropolitan area. We believe our management team’s unique understanding of the Massachusetts market facilitates our growth into locations that will provide the right complement to our existing franchise and geographic footprint.

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

Managing credit risk to maintain a low level of nonperforming assets, and interest rate risk to optimize our net interest margin. Managing risk is an essential part of successfully managing a financial institution. Credit risk and interest rate risk are two prominent risk exposures that we face. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. We believe that strong asset quality is a key to long-term financial success. We have sought to grow and diversify the loan portfolio, while maintaining strong asset quality and moderate credit risk, using conservative underwriting standards, as well as diligent monitoring of the portfolio and loans in non-accrual status and on-going collection efforts. Although we will continue to originate commercial real estate, multi-family, commercial and industrial, and construction loans, we intend to continue our philosophy of managing large loan exposures through our experienced, risk-based approach to lending. In addition, we intend to remain focused on lending within our immediate market area, with a specific focus on commercial customers disaffected by their relationships with larger banks as a result of turmoil in the industry.

Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates. Our earnings and the market value of our assets and liabilities are subject to fluctuations caused by changes in the level of interest rates. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: originating loans with adjustable interest rates; selling the residential real estate fixed-rate loans with terms 10 years or greater that we originate; promoting core deposit products; and adjusting the interest rates and maturities of funding sources, as necessary.

Increasing core deposits through aggressive marketing and the offering of new deposit products. Deposits are our primary source of funds for investing and lending. Core deposits, which include all deposit account types except certificates of deposit, comprised 67.6% of our total deposits at December 31, 2015. We value our core deposits because they represent a lower cost of funding and are generally less sensitive to withdrawal when interest rates fluctuate as compared to certificate of deposit accounts. We market core deposits through the internet, in-branch and local mail, print and television advertising, as well as programs that link various accounts and services together, minimizing service fees. We will continue to customize existing deposit products and introduce new products to meet the needs of our customers.

Continuing to grow and diversify our sources of non-interest income. Our profits rely heavily on the spread between the interest earned on loans and securities and interest paid on deposits and borrowings. In order to decrease our reliance on interest rate spread income, we have pursued initiatives to increase non-interest income. Our focus on attaining additional deposit customer relationships and balances has enabled us to increase income from customer service fees to $7.9 million for the year ended December 31, 2015 from $7.5 million and $7.1 million for the years ended December 31, 2014 and 2013, respectively. We have also continued to generate gains from our mortgage banking activities in recent years. We also offer non-deposit financial products, including mutual funds, annuities, stocks, bonds, life insurance and long-term care insurance.

Balance Sheet Analysis

Assets. Our total assets increased $246.0 million, or 7.5%, to $3.525 billion at December 31, 2015 from $3.279 billion at December 31, 2014. Net loans increased $396.3 million, or 15.0%, to $3.045 billion at December 31, 2015 from $2.649 billion at December 31, 2014. Cash and due from banks decreased $109.4 million, or 53.2%, to $96.4 million at December 31, 2015 from $205.7 million at December 31, 2014. Securities available for sale decreased $61.9 million, or 30.4%, to $141.6 million at December 31, 2015 from $203.5 million at December 31, 2014.

Loan Portfolio Analysis. At December 31, 2015, net loans were $3.045 billion, or 86.4% of total assets. During the year ended December 31, 2015, net loans increased $396.3 million, or 15.0% primarily due to commercial originations of $1.153 billion. The increase was the result of increases of $182.5 million in commercial real estate loans, $155.6 million in construction loans, $69.2 million in commercial and industrial loans and $7.7 million in multi-family loans, partially offset by decreases of $10.1 million in one- to four-family loans and $3.4 million in home equity loans.

Our loan portfolio consists of one- to four-family residential real estate, multi-family, home equity lines of credit, commercial real estate, construction, commercial and industrial and consumer segments. There are no foreign loans outstanding. Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by our competitors. Loan detail by category was as follows:

	At December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$458,423	14.9%	$468,560	17.5%	$454,148	19.8%	$443,228	24.5%	$417,889	30.9%
Multi-family	417,388	13.5	409,675	15.3	288,172	12.6	178,948	9.9	176,668	13.0
Home equity lines of credit	46,660	1.5	50,091	1.9	54,499	2.4	60,907	3.4	60,989	4.5
Commercial real estate	1,328,344	43.1	1,145,820	42.8	1,032,408	45.0	795,642	44.0	528,585	39.0
Construction	421,531	13.7	265,980	9.9	208,799	9.1	173,255	9.6	93,158	6.9

Total real estate loans	2,672,346	86.7	2,340,126	87.4	2,038,026	88.9	1,651,980	91.4	1,277,289	94.3
Commercial and industrial	400,051	13.0	330,813	12.3	247,005	10.8	147,814	8.2	71,544	5.3
Consumer	10,028	0.3	8,772	0.3	7,225	0.3	7,143	0.4	5,195	0.4

Total loans	3,082,425	100.0%	2,679,711	100.0%	2,292,256	100.0%	1,806,937	100.0%	1,354,028	100.0%

Allowance for loan losses	(33,405)		(28,469)		(25,335)		(20,504)		(13,053)
Net deferred loan origination costs (fees)	(3,778)		(2,335)		(1,521)		(94)		326

Loans, net	$3,045,242		$2,648,907		$2,265,400		$1,786,339		$1,341,301

Loan Maturity. The following table sets forth certain information at December 31, 2015 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude net deferred loan origination fees. Our adjustable-rate mortgage loans generally do not provide for downward adjustments below the initial discounted contract rate, other than declines due to a decline in the index rate.

	December 31, 2015
	Real estate	Commercial and industrial	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$141,351	$35,686	$534	$177,571
More than one to five years	263,475	48,714	9,494	321,683
More than five to ten years	407,809	30,958	—	438,767
More than ten years	1,859,711	284,693	—	2,144,404

Total	$2,672,346	$400,051	$10,028	$3,082,425

Interest rate terms on amounts due after one year:
Fixed-rate loans	$429,701	$56,873	$9,494	$496,068
Adjustable-rate loans	2,101,294	307,492	—	2,408,786

Total	$2,530,995	$364,365	$9,494	$2,904,854

At December 31, 2015, our loan portfolio consisted of $566.0 million of fixed-rate loans and $2.516 billion of adjustable-rate loans.

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

Internal and independent third-party loan reviews vary by loan type, as well as the size and complexity of the loan. Depending on the size and complexity of the loan, some loans may warrant detailed individual review, while other loans may have less risk based upon size, or be of a homogeneous nature reducing the need for detailed individual analysis. Assets with these characteristics, such as consumer loans and loans secured by residential real estate, may be reviewed on the basis of risk indicators such as delinquency or credit rating. In cases of significant concern, a total re-evaluation of the loan and associated risks are documented by completing a loan risk assessment and action plan. Some loans may be re-evaluated in terms of their fair market value or net realizable value in order to determine the likelihood of potential loss exposure and, consequently, the adequacy of specific and general loan loss reserves.

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

Delinquencies. Total past due loans increased $3.0 million, or 12.4%, to $27.6 million at December 31, 2015 from $24.6 million at December 31, 2014, reflecting an increase of $8.7 million in loans 90 days or greater past due, partially offset by a decrease of $5.7 million in loans 30 to 89 days past due. The increase in loans 90 days or more past due was primarily due to a $14.0 million construction loan placed on non-accrual status, as reduced by a $2.3 million charge-off during the second quarter of 2015. This construction loan was paid down to $13.5 million through completed foreclosure proceedings on additional collateral properties. In addition, commercial real estate loans also secured by priority liens on these foreclosed properties were reduced by $1.2 million. At December 31, 2015, non-accrual loans exceeded loans 90 days or greater past due primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected and certain loans remain on non-accrual status until they attain a sustained payment history of six consecutive months.

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including troubled debt restructurings (“TDRs”) on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At December 31, 2015, we did not have any accruing loans past due 90 days or greater. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $1.6 million at December 31, 2015. The following table provides information with respect to our non-performing assets at the dates indicated.

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One- to four-family	$9,264	$14,649	$17,622	$18,870	$15,795
Multi-family	—	—	—	976	1,605
Home equity lines of credit	1,763	2,277	2,689	2,674	1,765
Commercial real estate	3,663	5,311	8,972	8,844	11,588
Construction	15,849	8,417	11,298	7,785	22,434

Total real estate loans	30,539	30,654	40,581	39,149	53,187
Commercial and industrial	805	855	949	424	508

Total non-accrual loans(1)	31,344	31,509	41,530	39,573	53,695
Foreclosed assets	—	1,046	1,390	2,604	3,853

Total non-performing assets	$31,344	$32,555	$42,920	$42,177	$57,548

Non-accrual loans to total loans	1.02%	1.18%	1.81%	2.19%	3.97%
Non-accrual loans to total assets	0.89%	0.96%	1.55%	1.74%	2.72%
Non-performing assets to total assets	0.89%	0.99%	1.60%	1.85%	2.91%

(1)

TDRs on accrual status not included above totaled $14.2 million at December 31, 2015, $14.5 million at December 31, 2014, $4.1 million at December 31, 2013, $6.8 million at December 31, 2012 and $1.3 million at December 31, 2011.

Non-performing assets decreased to $31.3 million or 0.89% of total assets, at December 31, 2015, from $32.6 million, or 0.99% of total assets, at December 31, 2014, following a decrease from $42.9 million, or 1.60% of total assets, at December 31, 2013. Additional interest income that would have been recorded for the year ended December 31, 2015 had non-accruing loans been current according to their original terms amounted to $948,000. We recognized $248,000 of interest income on non-accrual loans for the year ended December 31, 2015. Construction loans represented approximately 50.6% of our non-performing assets at December 31, 2015.

Non-accrual loans decreased $165,000, or 0.5%, to $31.3 million, or 1.02% of total loans outstanding at December 31, 2015, from $31.5 million, or 1.18% of total loans outstanding at December 31, 2014, primarily due to decreases of $5.4 million in one- to four-family loans, $1.6 million in commercial real estate loans and $514,000 in home equity loans, substantially offset by an increase of $7.4 million in construction loans. The decreases in non-accrual one- to four-family loans and non-accrual commercial real estate loans during 2015 resulted from continued account monitoring, collection and workout efforts. The increase in non-accrual construction loans during 2015 was primarily due to a $14.0 million construction loan placed on non-accrual status, as reduced by a $2.3 million charge-off during the second quarter of 2015. This construction loan was paid down to $13.5 million through completed foreclosure proceedings on additional collateral properties. In addition, commercial real estate loans also secured by priority liens on these foreclosed properties were reduced by $1.2 million.

The $14.0 million non-accrual construction loan relationship is collateralized by a multi-family development project located in the City of Boston comprised of a substantially completed 12 unit apartment building and a proposed 16 unit apartment building with a shared parking garage. The loan relationship, which matured on May 1, 2015, was originated in 2008 and modified with a new borrower in 2012 for a total exposure of $18.7 million if it had been fully advanced. The loan relationship was also collateralized by other properties in the City of Boston. All of the collateral properties were appraised in 2014 or 2015 based on “as is” values, with the $2.3 million charge-off based on these appraisals. We are moving toward resolution and have completed foreclosure proceedings on the other properties with foreclosure sales held in December 2015. This non-accrual construction loan has been paid down to $13.5 million through surplus sale proceeds to date after paying off the two commercial real estate loans also secured by priority liens on the foreclosed properties.

Achieving and maintaining a moderate risk profile by aggressively managing troubled assets has been and will continue to be a primary focus for us. Non-accrual loans have decreased significantly from $53.7 million at December 31, 2011 or 3.97% of total loans outstanding at that date to 1.02% at December 31, 2015. At December 31, 2015, our allowance for loan losses was $33.4 million, or 1.08% of total loans and 106.58% of non-accrual loans, compared to $28.5 million, or 1.06% of total loans and 90.4% of non-accrual loans at December 31, 2014. We increased our allowance primarily as a result of growth in the loan portfolio, in particular commercial loans. Included in our allowance at December 31, 2015 was a general component of $33.1 million, which is based upon our evaluation of various factors relating to loans not deemed to be impaired. We continue to believe our level of non-performing loans and assets, which declined significantly during the past two years, is manageable and we believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

The Company did not hold any foreclosed real estate at December 31, 2015 following the sale of foreclosed real estate during 2015. At December 31, 2014, foreclosed real estate totaled $1.0 million and consisted of a townhouse construction development project and one residential building lot. We continue to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures.

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

The following table summarizes our TDRs at the dates indicated.

	At December 31,
	2015	2014	2013
	(In thousands)
TDRs on accrual status:
One- to four-family	$2,621	$2,946	$2,588
Multi-family	1,402	1,443	109
Home equity lines of credit	18	20	21
Commercial real estate	9,968	9,950	1,368
Construction	174	121	—
Commercial and industrial	33	—	—

Total TDRs on accrual status	14,216	14,480	4,086

TDRs on non-accrual status:
One- to four-family	1,261	1,469	1,500
Commercial real estate	528	283	4,309
Construction	1,136	6,496	9,489
Commercial and industrial	186	186	192

Total TDRs on non-accrual status	3,111	8,434	15,490

Total TDRs	$17,327	$22,914	$19,576

Total TDRs decreased $5.6 million, or 24.4%, to $17.3 million at December 31, 2015 from $22.9 million at December 31, 2014, due to decreases of $264,000 in TDRs on accrual status and $5.3 million in TDRs on non-accrual status. The decrease of $5.4 million in construction TDRs on non-accrual status during 2015 was primarily due to a principal paydown resulting from the sale of a portion of a construction loan relationship. Modifications with TDRs consist of rate reductions, loan term extensions or provisions for interest-only payments for specified periods up to 12 months. We have generally been successful with the concessions we have offered to borrowers to date. We generally return TDRs to accrual status when they have sustained payments for six consecutive months based on the restructured terms and future payments are reasonably assured. Interest income that would have been recorded for the year ended December 31, 2015 had TDRs on non-accrual status been current according to their original terms amounted to $98,000. We recognized $678,000 of interest income on TDRs for the year ended December 31, 2015.

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

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. These other potential problem loans are generally loans classified as “substandard” or 5-rated loans in accordance with our nine-grade internal loan rating system that is consistent with guidelines established by banking regulators. At December 31, 2015, other potential problem loans totaled $9.1 million, including $2.1 million of construction loans and $7.0 million of multi-family loans.

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

Changes in the allowance for loan losses during the years indicated were as follows:

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Beginning balance	$28,469	$25,335	$20,504	$13,053	$10,155
Provision for loan losses	6,667	3,313	6,470	8,581	3,663
Charge-offs:
One- to four-family	165	54	531	599	192
Multi-family	—	—	96	72	—
Home equity lines of credit	60	5	—	52	123
Commercial real estate	—	116	—	719	150
Construction	2,287	71	1,362	398	869
Commercial and industrial	36	72	288	—	72
Consumer	306	187	283	164	96

Total charge-offs	2,854	505	2,560	2,004	1,502

Recoveries:
One- to four-family	116	67	232	326	128
Multi-family	—	—	—	28	43
Home equity lines of credit	—	—	—	—	5
Commercial real estate	18	30	—	227	17
Construction	881	137	555	242	497
Commercial and industrial	1	8	24	11	—
Consumer	107	84	110	40	47

Total recoveries	1,123	326	921	874	737

Net charge-offs	(1,731)	(179)	(1,639)	(1,130)	(765)

Ending balance	$33,405	$28,469	$25,335	$20,504	$13,053

Allowance to non-accrual loans	106.58%	90.35%	61.00%	51.81%	24.31%
Allowance to total loans outstanding	1.08%	1.06%	1.11%	1.13%	0.96%
Net charge-offs to average loans outstanding	0.06%	0.01%	0.08%	0.07%	0.06%

Our provision for loan losses was $6.7 million for the year ended December 31, 2015 compared to $3.3 million for the year ended December 31, 2014 and $6.5 million for the year ended December 31, 2013. For the year ended December 31, 2015, the increase in the provision for loan losses was the result of loan growth in all commercial categories during the year ended December 31, 2015 and a $2.3 million provision and charge-off related to a construction loan relationship during the second quarter of 2015. The changes in the provision for loan losses were based on management’s assessment of loan portfolio growth and composition changes, historical charge-off trends, an ongoing evaluation of credit quality and current economic conditions. The allowance for loan losses was $33.4 million or 1.08% of total loans outstanding at December 31, 2015, compared to $28.5 million or 1.06% of total loans outstanding at December 31, 2014. The increases in the allowance for loan losses at December 31, 2015, 2014 and 2013 were primarily due to increases in the multi-family, commercial real estate, construction, and commercial and industrial loan categories, as such loans have higher inherent credit risk than loans in our residential real estate loan categories. We continue to assess the adequacy of our allowance for loan losses in accordance with established policies.

The following tables set forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	At December 31,
	2015			2014			2013
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$1,354	4.1%	14.9%	$1,849	6.5%	17.5%	$1,991	7.9%	19.8%
Multi-family	3,385	10.1	13.5	3,635	12.8	15.3	2,419	9.5	12.6
Home equity lines of credit	144	0.4	1.5	100	0.4	1.9	155	0.6	2.4
Commercial real estate	14,497	43.4	43.1	13,000	45.6	42.8	12,831	50.6	45.0
Construction	8,313	24.9	13.7	5,155	18.1	9.9	4,374	17.3	9.1

Total real estate loans	27,693	82.9	86.7	23,739	83.4	87.4	21,770	85.9	88.9
Commercial and industrial	5,620	16.8	13.0	4,633	16.3	12.3	3,433	13.6	10.8
Consumer	92	0.3	0.3	97	0.3	0.3	132	0.5	0.3

Total loans	$33,405	100.0%	100.0%	$28,469	100.0%	100.0%	$25,335	100.0%	100.0%

	2012			2011
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$2,507	12.2%	24.5%	$1,861	14.3%	30.9%
Multi-family	1,431	7.0	9.9	1,361	10.4	13.0
Home equity lines of credit	226	1.1	3.4	245	1.9	4.5
Commercial real estate	10,405	50.8	44.0	6,980	53.4	39.0
Construction	3,656	17.8	9.6	1,430	11.0	6.9

Total real estate loans	18,225	88.9	91.4	11,877	91.0	94.3
Commercial and industrial	2,174	10.6	8.2	1,061	8.1	5.3
Consumer	105	0.5	0.4	115	0.9	0.4

Total loans	$20,504	100.0%	100.0%	$13,053	100.0%	100.0%

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

We had impaired loans totaling $23.5 million and $32.1 million as of December 31, 2015 and 2014, respectively. At December 31, 2015, impaired loans totaling $2.6 million had a valuation allowance of $274,000. Impaired loans totaling $3.3 million had a valuation allowance of $290,000 at December 31, 2014. Our average investment in impaired loans was $28.7 million and $30.3 million for the years ended December 31, 2015 and 2014, respectively.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment based on payment status. Accordingly, we do not separately identify individual one- to four-family residential real estate, home equity lines of credit and consumer loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring. We periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a TDR. All TDRs are initially classified as impaired.

Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral-dependent as of December 31, 2015 and considered any probable loss in determining the allowance for loan losses.

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

Securities Portfolio

At December 31, 2015, our securities portfolio was $141.6 million, or 4.0% of total assets. During the year ended December 31, 2015, the securities portfolio decreased $61.9 million, or 30.4% primarily due to $44.5 million in maturities, calls and principal payments, $24.7 million in sales and $19.9 million in net mutual fund redemptions, partially offset by $35.5 million in purchases. At December 31, 2015, the securities portfolio consisted of $78.1 million, or 55.1%, in debt securities and $63.6 million, or 44.9%, in marketable equity securities. The debt securities within the portfolio are corporate bonds, government-sponsored enterprises, municipal bonds, mortgage-backed securities issued by government-sponsored enterprises and private companies and U.S. treasury securities. Included in marketable equity securities are common stocks and money market mutual funds. We purchase marketable equity securities with the intent to generate long-term capital gains through purchasing investment grade dividend paying securities in companies with relatively low long-term debt and a history of sustained earnings and above-average growth. We typically initiate a securities position based on market opportunities and add to our position through dollar cost averaging on a monthly basis. Refer to Note 2, Securities Available for Sale, in Notes to the Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data within this report for more detail regarding industry concentrations in our securities portfolio.

The following table sets forth the amortized cost and fair value of our securities, all of which at the dates indicated were available for sale.

	At December 31,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities:
Corporate bonds	$29,429	$29,499	$48,793	$49,455	$91,816	$93,388
Government-sponsored enterprises	11,000	10,962	34,548	34,200	34,562	33,148
Municipal bonds	4,326	4,415	5,441	5,623	5,721	5,858
Residential mortgage-backed securities:
Government-sponsored enterprises	6,948	7,381	8,754	9,340	11,138	11,730
Private label	878	904	1,410	1,496	1,578	1,664
U.S. treasury securities	24,996	24,934	24,991	24,937	—	—

Total debt securities	77,577	78,095	123,937	125,051	144,815	145,788
Marketable equity securities:
Common stocks	65,683	62,406	52,917	57,445	46,841	53,325
Money market mutual funds	1,193	1,145	21,060	21,025	2,065	2,024

Total marketable equity securities	66,876	63,551	73,977	78,470	48,906	55,349

Total	$144,453	$141,646	$197,914	$203,521	$193,721	$201,137

At December 31, 2015, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the stated maturities and weighted average yields of the securities at December 31, 2015.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Debt securities:
Corporate bonds	$15,470	2.26%	$13,959	1.42%	$—	—%	$—	—%	$29,429	1.86%
Government-sponsored enterprises	—	—	9,000	1.22	2,000	1.25	—	—	11,000	1.23
Municipal bonds	2,386	2.63	1,940	3.56	—	—	—	—	4,326	3.05
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	12	9.52	976	4.52	5,960	4.21	6,948	4.26
Private label	—	—	—	—	—	—	878	5.33	878	5.33
U.S. treasury securities	24,996	0.52	—	—	—	—	—	—	24,996	0.52

Total debt securities	$42,852	1.27%	$24,911	1.52%	$2,976	2.32%	$6,838	4.35%	$77,577	1.66%

Each reporting period, we evaluate all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”). OTTI is required to be recognized if (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income, net of applicable taxes.

As of December 31, 2015, the gross unrealized loss on the total debt securities portfolio was $147,000. The most significant market valuation decrease related to any one debt security within the portfolio at December 31, 2015 is $62,000. We have no indication that the issuer will be unable to continue to service the obligations, and management does intend not to sell, and more likely than not will not be required to sell, such bond before the earlier of recovery or maturity. As a result, management considers the decline in market value to be temporary.

At December 31, 2015, 57 marketable equity securities with a fair value of $28.0 million had gross unrealized losses totaling $7.6 million, or an aggregate depreciation of 21.3% from the Company’s cost basis. These marketable equity securities consisted of 41 securities with a fair value of $20.6 million and a gross unrealized loss of $4.4 million for less than 12 months and 16 securities with a fair value of $7.4 million and a gross unrealized loss of $3.2 million for 12 months or longer. The marketable equity securities in a gross unrealized loss position for 12 months or longer were comprised of eight securities in the basic materials sector with a fair value of $3.1 million and a gross unrealized loss of $2.0 million, three marketable equity securities in the consumer products and services sector with a fair value of $1.7 million and a gross unrealized loss of $479,000, two securities in the financial services sector with a fair value of $540,000 and a gross unrealized loss of $228,000, two securities in the technology sector with a fair value of $1.1 million and a gross unrealized loss of $456,000 and one money market mutual fund with a fair value of $1.0 million and a gross unrealized loss of $48,000.

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

Although issuers within the marketable equity securities portfolio had price declines resulting in unrealized losses in excess of cost, management does not believe these declines in market value are other than temporary and the Company continues to have the ability and intent to hold these investments until a recovery of fair value. The gross unrealized losses in the basic materials sector resulted primarily from significant reductions in the stock prices of issuers in the oil and gas industry following a rapid decline in oil prices during the last six months of 2015. A variety of other global economic factors have also contributed to volatility in the broader equities market since August 2015. Such equities market volatility along with oil price declines continued into the first quarter of 2016, then improved later in the quarter as equities market prices for most industry sectors, including basic materials, recovered from their lows.

Deposits

Deposits are a major source of our funds for lending and other investment purposes. Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Our deposit base is comprised of demand, NOW, money market, regular savings and other deposits, and certificates of deposit, which include brokered certificates of deposit. We consider demand, NOW, money market, and regular savings and other deposits to be core deposits. Total deposits increased $239.1 million, or 9.5%, to $2.743 billion at December 31, 2015 from $2.504 billion at December 31, 2014. Our continuing focus on the acquisition and expansion of core deposit relationships resulted in net growth in core deposits of $58.5 million, or 3.3%, to $1.854 billion, or 67.6% of total deposits.

The following table sets forth the average balances of deposits for the periods indicated.

	Years Ended December 31,
	2015			2014			2013
	Average Balance	Average Rate	Percent of Total Deposits	Average Balance	Average Rate	Percent of Total Deposits	Average Balance	Average Rate	Percent of Total Deposits
	(Dollars in thousands)
Demand deposits	$335,060	—%	13.5%	$302,417	—%	11.4%	$226,691	—%	11.4%
NOW deposits	295,958	0.58	12.2	249,919	0.60	11.8	187,426	0.53	9.4
Money market deposits	928,712	0.83	31.4	879,211	0.89	37.6	718,159	0.91	37.6
Regular savings and other deposits	281,389	0.16	10.5	267,145	0.26	10.9	252,723	0.26	11.5
Certificates of deposit	745,866	1.16	32.4	678,443	1.19	28.3	676,345	1.31	30.1

Total	$2,586,985	0.71%	100.0%	$2,377,135	0.76%	100.0%	$2,061,344	0.83%	100.0%

The following table indicates the amount of certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2015.

Certificates of Deposit
(In thousands)
Maturity Period:
Three months or less	$46,237
Over three through six months	122,246
Over six through twelve months	142,449
Over twelve months	169,451

Total	$480,383

Borrowings

We use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for loans and investments. At December 31, 2015 and 2014, Federal Home Loan Bank of Boston advances totaled $167.2 million and $171.9 million, respectively, with a weighted average rate of 1.20% and 1.28%, respectively. Total borrowings decreased $4.7 million, or 2.7%, during the year ended December 31, 2015, reflecting a $24.7 million decrease in long-term advances, partially offset by a $20.0 million increase in short-term advances. The maturing advances with the Federal Home Loan Bank of Boston totaled $42.7 million, had original terms ranging from one to five years and fixed interest rates ranging from of 0.33% to 2.86% during the year ended December 31, 2015. The Bank entered into a short-term advance with the Federal Home Loan Bank of Boston totaling $20.0 million with an original term of one month and a fixed interest rate of 0.57% and long-term advances with the Federal Home Loan Bank of Boston totaling $18.0 million with original terms ranging from one to three years and fixed interest rates ranging from 1.02% to 1.63% during the year ended December 31, 2015. At December 31, 2015, we also had an available line of credit of $9.4 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily, none of which was outstanding at that date.

Information relating to borrowings is detailed in the following table.

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Balance outstanding at end of year	$167,226	$171,899	$161,903
Average amount outstanding during the year	$146,364	$189,247	$179,708
Weighted average interest rate during the year	1.35%	1.31%	1.72%
Maximum outstanding at any month end	$167,226	$211,340	$188,576
Weighted average interest rate at end of year	1.20%	1.28%	1.48%

Stockholders’ Equity

Total stockholders’ equity increased $10.4 million, or 1.8%, to $588.1 million at December 31, 2015, from $577.7 million at December 31, 2014. The increase for the year ended December 31, 2015 was due primarily to $24.6 million in net income and $3.3 million related to stock-based compensation plans, partially offset by decreases of $5.0 million in accumulated other comprehensive income, reflecting a decrease in the fair value of available for sale securities, a $9.4 million reduction in additional paid-in capital resulting from the Company’s repurchase of 722,104 shares and dividends of $0.06 per share totaling $3.1 million. Stockholders’ equity to assets was 16.69% at December 31, 2015, compared to 17.62% at December 31, 2014. Book value per share increased to $10.72 at December 31, 2015 from $10.56 at December 31, 2014. At December 31, 2015, the Company and the Bank continued to exceed all regulatory capital requirements.

Average Balance Sheets and Related Yields and Rates

The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table, average balances have been calculated using daily average balances, and include non-accrual loans and purchase accounting related premium and discounts. The loan yields include the effect of amortization or accretion of deferred loan fees/costs and purchase accounting premiums/discounts to interest and fees on loans.

	Years Ended December 31,
	2015			2014			2013
	Average Balance	Interest (1)	Yield/ Cost (1)	Average Balance	Interest (1)	Yield/ Cost (1)	Average Balance	Interest (1)	Yield/ Cost (1)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$2,801,970	$121,859	4.35%	$2,427,538	$106,519	4.39%	$2,010,624	$90,680	4.51%
Securities and certificates of deposit	268,398	4,719	1.76	188,543	4,732	2.51	227,695	6,122	2.69
Other interest-earning assets (3)	158,463	724	0.46	249,482	747	0.30	144,689	344	0.24

Total interest-earning assets	3,228,831	127,302	3.94	2,865,563	111,998	3.91	2,383,008	97,146	4.08

Noninterest-earning assets	114,081			113,464			117,506

Total assets	$3,342,912			$2,979,027			$2,500,514

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$295,958	1,709	0.58	$249,919	1,489	0.60	$187,426	994	0.53
Money market deposits	928,712	7,663	0.83	879,211	7,812	0.89	718,159	6,530	0.91
Regular savings and other deposits	281,389	459	0.16	267,145	690	0.26	252,723	663	0.26
Certificates of deposit	745,866	8,648	1.16	678,443	8,050	1.19	676,345	8,866	1.31

Total interest-bearing deposits	2,251,925	18,479	0.82	2,074,718	18,041	0.87	1,834,653	17,053	0.93
Borrowings	146,364	1,972	1.35	189,247	2,472	1.31	179,708	3,082	1.72

Total interest-bearing liabilities	2,398,289	20,451	0.85	2,263,965	20,513	0.91	2,014,361	20,135	1.00

Noninterest-bearing demand deposits	335,060			302,417			226,691
Other noninterest-bearing liabilities	22,605			20,325			17,924

Total liabilities	2,755,954			2,586,707			2,258,976
Total stockholders’ equity	586,958			392,320			241,538

Total liabilities and stockholders’ equity	$3,342,912			$2,979,027			$2,500,514

Net interest-earning assets	$830,542			$601,598			$368,647

Fully tax-equivalent net interest income		106,851			91,485			77,011
Less: tax-equivalent adjustments		(3,960)			(3,319)			(1,942)

Net interest income		$102,891			$88,166			$75,069

Interest rate spread (1)(4)			3.09%			3.00%			3.08%
Net interest margin (1)(5)			3.31%			3.19%			3.23%
Average interest-earning assets to average interest-bearing liabilities		134.63%			126.57%			118.30%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$2,586,985	$18,479	0.71%	$2,377,135	$18,041	0.76%	$2,061,344	$17,053	0.83%
Total deposits and borrowings, including noninterest-bearing demand deposits	$2,733,349	$20,451	0.75%	$2,566,382	$20,513	0.80%	$2,241,052	$20,135	0.90%

(footnotes begin on following page)

(footnotes from previous page)

(1)

Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, as well as resulting yields, interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the years ended December 31, 2015, 2014 and 2013, yields on loans before tax-equivalent adjustments were 4.23%, 4.28% and 4.44%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 1.50%, 2.18% and 2.42%, respectively, and yield on total interest-earning assets before tax-equivalent adjustments were 3.82%, 3.79% and 4.00%, respectively. Interest rate spread before tax-equivalent adjustments for the years ended December 31, 2015, 2014 and 2013 was 2.97%, 2.88% and 3.00%, respectively, while net interest margin before tax-equivalent adjustments for the years ended December 31, 2015, 2014 and 2013 was 3.19%, 3.08% and 3.15%, respectively,

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

	Years Ended December 31, 2015 Compared to 2014 Increase (Decrease) Due to			Years Ended December 31, 2014 Compared to 2013 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:
Loans	$16,292	$(952)	$15,340	$18,353	$(2,514)	$15,839
Securities and certificates of deposits	1,653	(1,666)	(13)	(1,002)	(388)	(1,390)
Other interest-earning assets	(331)	308	(23)	297	106	403

Total	17,614	(2,310)	15,304	17,648	(2,796)	14,852
Interest expense:
Deposits	1,513	(1,075)	438	1,860	(872)	988
Borrowings	(575)	75	(500)	156	(766)	(610)

Total	938	(1,000)	(62)	2,016	(1,638)	378

Change in fully tax-equivalent net interest income	$16,676	$(1,310)	$15,366	$15,632	$(1,158)	$14,474

Results of Operations for the Years Ended December 31, 2015, 2014 and 2013

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

Net income information is as follows:

	Years Ended December 31,			Change 2015/2014		Change 2014/2013
	2015	2014	2013	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Net interest income	$102,891	$88,166	$75,069	$14,725	16.7%	$13,097	17.4%
Provision for loan losses	6,667	3,313	6,470	3,354	101.2	(3,157)	(48.8)
Non-interest income	13,040	16,056	19,416	(3,016)	(18.8)	(3,360)	(17.3)
Non-interest expenses	72,691	67,434	64,515	5,257	7.8	2,919	4.5
Net income	24,607	22,327	15,429	2,280	10.2	6,898	44.7
Return on average assets	0.74%	0.75%	0.62%	(0.01)%	(1.3)	0.13%	21.0
Return on average equity	4.19%	5.69%	6.39%	(1.50)%	(26.4)	(0.70)%	(11.0)

Net Interest Income. The net interest rate spread and net interest margin were 2.97% and 3.19%, respectively, for the year ended December 31, 2015 compared to 2.88% and 3.08%, respectively, for the year ended December 31, 2014. The increase in net interest income was due primarily to loan growth along with declines in the cost of funds, partially offset by deposit growth for the year ended December 31, 2015.

The Company’s yield on interest-earning assets increased three basis points to 3.82% for the year ended December 31, 2015 compared to 3.79% for the year ended December 31, 2014, while the cost of funds declined five basis points to 0.75% for the year ended December 31, 2015 compared to 0.80% for the year ended December 31, 2014. The increase in interest income was primarily due to growth in the Company’s average loan balances of $374.4 million, or 15.4%, to $2.802 billion, partially offset by a decrease in the yield on loans of five basis points to 4.23% for the year ended December 31, 2015 compared to 4.28% for the year ended December 31, 2014. The increase in interest expense on deposits was primarily due to the growth in average total deposits of $209.9 million, or 8.8%, to $2.587 billion, partially offset by the decline in the cost of average total deposits of five basis points to 0.71% for the year ended December 31, 2015 compared to 0.76% for the year ended December 31, 2014. The decrease in interest expense on borrowings was primarily due to the reduction in average borrowings of $42.9 million, or 22.7%, to $146.4 million, partially offset by an increase in the cost of average borrowings of four basis points to 1.35% for the year ended December 31, 2015 compared to 1.31% for the year ended December 31, 2014.

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

Provision for Loan Losses. Our provision for loan losses was $6.7 million for the year ended December 31, 2015 compared to $3.3 million and $6.5 million for the years ended December 31, 2014 and 2013, respectively.

For further discussion of the changes in the provision and allowance for loan losses, refer to “Asset Quality — Allowance for Loan Losses.”

Non-Interest Income. Non-interest income information is as follows:

	Years Ended December 31,			Change 2015/2014		Change 2014/2013
	2015	2014	2013	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Customer service fees	$7,923	$7,492	$7,129	$431	5.8%	$363	5.1%
Loan fees	917	591	508	326	55.2	83	16.3
Mortgage banking gains, net	535	532	583	3	0.6	(51)	(8.7)
Gain on sales of securities, net	2,432	6,258	9,636	(3,826)	(61.1)	(3,378)	(35.1)
Income from bank-owned life insurance	1,225	1,165	1,195	60	5.2	(30)	(2.5)
Other income	8	18	365	(10)	(55.6)	(347)	(95.1)

Total non-interest income	$13,040	$16,056	$19,416	$(3,016)	(18.8)%	$(3,360)	(17.3)%

For the year ended December 31, 2015, the increase in customer service fees was primarily due to interchange fees earned as a result of the increasing number and activity in demand deposit accounts. The increase in loan fees reflects loan growth during the current year. The decrease in gain on sales of securities, net, reflected a decrease in the number and prices of marketable equity securities sold during the year ended December 31, 2015 compared to the year ended in December 31, 2014.

For the year ended December 31, 2014, non-interest income decreased $3.4 million, or 17.3%, to $16.1 million from $19.4 million for the year ended December 31, 2013, primarily due to decreases of $3.4 million in gain on sales of securities, net and $347,000 in other income, partially offset by an increase of $363,000 in customer service fees. The decreases in other income were primarily due to loan swap income recognized in the fourth quarter of 2013.

Non-Interest Expense. Non-interest expense information is as follows:

	Years Ended December 31,			Change 2015/2014		Change 2014/2013
	2015	2014	2013	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$44,737	$41,407	$39,618	$3,330	8.0%	$1,789	4.5%
Occupancy and equipment	9,876	9,258	8,798	618	6.7	460	5.2
Data processing	5,204	4,516	4,274	688	15.2	242	5.7
Marketing and advertising	3,715	2,901	2,949	814	28.1	(48)	(1.6)
Professional services	2,633	2,469	2,308	164	6.6	161	7.0
Foreclosed real estate	234	438	479	(204)	(46.6)	(41)	(8.6)
Deposit insurance	1,989	2,131	2,053	(142)	(6.7)	78	3.8
Other general and administrative	4,303	4,314	4,036	(11)	(0.3)	278	6.9

Total non-interest expenses	$72,691	$67,434	$64,515	$5,257	7.8%	$2,919	4.5%

For the year ended December 31, 2015, the increase in salaries and employee benefits expense was primarily due to employee compensation increases and staffing growth during the current year along with expenses associated with the grant of restricted stock and stock options to the Company’s directors, officers and employees in November 2015. The increase in occupancy and equipment includes costs associated with the opening of two new branches. The increase in data processing expense reflected a scheduled contractual increase and business growth during the current year, partially offset by a cost reduction during the second quarter of 2014. The increase in marketing and advertising expense reflected the Bank’s new and expanded advertising campaign in our Boston area market. The Company’s efficiency ratio improved to 64.05% for the year ended December 31, 2015 from 68.84% for the year ended December 31, 2014.

For the year ended December 31, 2014, non-interest expenses increased $2.9 million, or 4.5%, to $67.4 million from $64.5 million for the year ended December 31, 2013, primarily due to increases of $1.8 million in salaries and employee benefits, $460,000 in occupancy and equipment, $242,000 in data processing, $161,000 in professional services and $278,000 in other general and administrative expenses. The increases in salaries and employee benefits and occupancy and equipment expenses were primarily associated with the opening of three new branches in 2013 and costs associated with the expansion of residential and commercial lending capacity.

Income Tax Provision. We recorded a provision for income taxes of $12.0 million for the year ended December 31, 2015, reflecting an effective tax rate of 32.7%, compared to $11.1 million, or a 33.3% effective tax rate, for the year ended December 31, 2014 and $8.1 million, reflecting an effective tax rate of 34.3%, for the year ended December 31, 2013. The changes in the income tax provision and effective tax rate were primarily due to changes in the components of pre-tax income.

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

The Company’s Risk Management and Compliance Officer and the Compliance/Risk Management Committee oversee the risk management process on behalf of the Company’s Board of Directors, with responsibility for the overall risk program and strategy, determining risks and implementing risk mitigation strategies in the following risk areas: interest rates, operational/compliance, liquidity, strategic, reputation, credit and legal/regulatory. The Risk Management Officer reports the activities of the Compliance/Risk Management Committee to the Audit Committee of the Board of Directors on a quarterly basis, or more often as necessary. The Risk Management Officer provides counsel to members of our management team on all issues that affect our risk positions.

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

Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest income. Interest income simulations are completed quarterly and presented to the Asset/Liability Committee and the Board of Directors. The simulations provide an estimate of the impact of changes in interest rates on net interest income under a range of assumptions. The numerous assumptions used in the simulation process are reviewed by the Asset/Liability Committee and the Executive Committee on a quarterly basis. Changes to these assumptions can significantly affect the results of the simulation. The simulation incorporates assumptions regarding the potential timing of the repricing of certain assets and liabilities when market rates change and the changes in spreads between different market rates. The simulation analysis incorporates management’s current assessment of the risk that pricing margins will change adversely over time due to competition or other factors.

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

Increase (Decrease) in Market Interest Rates	December 31, 2015			December 31, 2014
	Amount	Change	Percent	Amount	Change	Percent
	(Dollars in thousands)
300	$102,967	$(7,225)	(6.56)%	$87,006	$(8,254)	(8.66)%
Flat	110,192			95,260
-100	109,683	(509)	(0.46)	96,386	1,126	1.18

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, sales, maturities and payments on investment securities and borrowings from the Federal Home Loan Bank of Boston. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and due from banks, and certificates of deposit with other banks. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2015, cash and due from banks totaled $96.4 million and certificates of deposit totaled $99.1 million. In addition, at December 31, 2015, we had $222.3 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $9.4 million line of credit. On December 31, 2015, we had $167.2 million of advances outstanding.

Our primary investing activities are the origination of loans and the purchase and sale of securities. Our primary financing activities consist of activity in deposit accounts and Federal Home Loan Bank advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

A significant use of our liquidity is the funding of loan originations. At December 31, 2015 and 2014, we had total loan commitments outstanding of $997.3 million and $670.3 million, respectively. Historically, many of the commitments expire without being fully drawn; therefore the total amount of commitments does not necessarily represent future cash requirements. For further information, see Note 10 of the notes to the consolidated financial statements.

Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of December 31, 2015 totaled $504.8 million, or 56.8% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained with us.

Meridian Bancorp, Inc. is a separate legal entity from East Boston Savings Bank and it must provide for its own liquidity to pay dividends and repurchase its common stock and for other corporate purposes. Meridian Bancorp, Inc.’s primary source of liquidity is proceeds from the second-step offering, and to a lesser extent dividend payments received from East Boston Savings Bank. The ability of East Boston Savings Bank to pay dividends is subject to regulatory requirements. At December 31, 2015, Meridian Bancorp, Inc. (on an unconsolidated basis) had cash and cash equivalents, certificates of deposit and securities available for sale totaling $142.6 million. We have the ability to attract and retain deposits by adjusting the interest rates offered and accept brokered certificates of deposit when it is deemed cost effective.

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

Contractual Obligations. The following table presents our contractual obligations as of December 31, 2015.

	Payments Due by Period
	Total	Up to One Year	More than One Year to Three Years	More than Three Years to Five Years	More Than Five Years
	(In thousands)
Contractual obligations:
Long-term debt obligations	$147,226	$41,500	$92,632	$13,094	$—
Operating lease obligations	12,444	1,525	2,687	2,018	6,214
Data processing agreement (1)	25,962	4,327	8,654	8,654	4,327

Total	$185,632	$47,352	$103,973	$23,766	$10,541

(1) Estimated payments subject to change based on transaction volume.

In December 2015, we executed a new core data processing agreement with our current vendor through December 2021. The agreement resulted in an outstanding commitment of $26.0 million as of December 31, 2015, with total annual payments of $4.3 million. In addition, we had an outstanding commitment of $839,000 as of December 31, 2015 for the construction of a new branch in the Chinatown district of Boston.

Capital Management. Both the Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2015, both the Company and the Bank exceeded all of their respective regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation — Federal Bank Regulation — Capital Requirements,” “Regulatory Capital Compliance” and Note 13, Stockholders’ Equity, “Minimum Regulatory Capital Requirements” in Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, within this report.

Effective January 1, 2015, federal banking regulations changed the minimum capital requirements for community banking institutions. The regulations include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total to risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer will be phased in over three years, beginning on January 1, 2016. Also, certain new deductions from and adjustments to regulatory capital will be phased in over several years. Management believes that the Company will remain characterized as “well-capitalized” throughout the phase-in periods.

The Company may use capital management tools such as cash dividends and common share repurchases. Massachusetts regulations restrict repurchases for the first three years following the second-step conversion except where compelling and valid business reasons are established to the satisfaction of the Massachusetts Commissioner of Banks. We are also subject to the Federal Reserve Board’s notice provisions for stock repurchases. In August 2015, the Company received regulatory approval from the Massachusetts Commissioner of Banks and a non-objection from the Federal Reserve Bank to adopt a stock repurchase program for up to 5% of its common stock. As of December 31, 2015, the Company had repurchased 722,104 shares of its stock at an average price of $13.06 per share, or 26.4% of the 2,737,334 shares authorized for repurchase under the Company’s repurchase program. For the year ended December 31, 2015, the Company’s Board of Directors declared two quarterly cash dividends of $0.03 per common share on August 27, 2015 and December 9, 2015.

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

For the year ended December 31, 2015, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, utilizing the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2015 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Wolf & Company, P.C., an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.

Date: March 11, 2016	/s/ Richard J. Gavegnano
Richard J. Gavegnano
Chairman, President and Chief Executive Officer

Date: March 11, 2016	/s/ Mark L. Abbate
Mark L. Abbate
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Meridian Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Meridian Bancorp, Inc. and subsidiaries, (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of net income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meridian Bancorp, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Meridian Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2016 expressed an unqualified opinion on the effectiveness of Meridian Bancorp, Inc.’s internal control over financial reporting.

/s/ Wolf & Company. P.C.
Boston, Massachusetts March 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Meridian Bancorp, Inc.

We have audited Meridian Bancorp, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Meridian Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Meridian Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2015 consolidated financial statements of Meridian Bancorp, Inc. and our report dated March 11, 2016 expressed an unqualified opinion.

/s/ Wolf & Company. P.C.
Boston, Massachusetts March 11, 2016

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(Dollars in thousands)
ASSETS
Cash and due from banks	$96,363	$205,732
Certificates of deposit	99,062	85,000
Securities available for sale, at fair value	141,646	203,521
Federal Home Loan Bank stock, at cost	10,931	12,725
Loans held for sale	4,669	971
Loans, net of fees and costs	3,078,647	2,677,376
Less allowance for loan losses	(33,405)	(28,469)

Loans, net	3,045,242	2,648,907
Bank-owned life insurance	39,557	38,611
Foreclosed real estate, net	—	1,046
Premises and equipment, net	40,248	38,512
Accrued interest receivable	8,574	7,748
Deferred tax asset, net	21,246	15,610
Goodwill	13,687	13,687
Other assets	3,284	6,456

Total assets	$3,524,509	$3,278,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$370,546	$285,990
Interest-bearing	2,372,472	2,217,945

Total deposits	2,743,018	2,503,935
Short-term borrowings	20,000	—
Long-term debt	147,226	171,899
Accrued expenses and other liabilities	26,139	24,982

Total liabilities	2,936,383	2,700,816

Commitments and contingencies (Notes 4, 6 and 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 54,875,237 and 54,708,066 shares issued at December 31, 2015 and 2014, respectively	549	547
Additional paid-in capital	403,737	410,714
Retained earnings	206,214	184,715
Accumulated other comprehensive (loss) income	(2,092)	2,898
Unearned compensation — ESOP, 2,800,564 and 2,922,328 shares at December 31, 2015 and 2014, respectively	(20,282)	(21,164)

Total stockholders’ equity	588,126	577,710

Total liabilities and stockholders’ equity	$3,524,509	$3,278,526

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$118,586	$103,814	$89,349
Interest on debt securities:
Taxable	1,608	2,468	3,919
Tax-exempt	162	178	209
Dividends on equity securities	1,638	1,425	1,383
Interest on certificates of deposit	624	47	—
Other interest and dividend income	724	747	344

Total interest and dividend income	123,342	108,679	95,204

Interest expense:
Interest on deposits	18,479	18,041	17,053
Interest on short-term borrowings	5	—	—
Interest on long-term debt	1,967	2,472	3,082

Total interest expense	20,451	20,513	20,135

Net interest income	102,891	88,166	75,069
Provision for loan losses	6,667	3,313	6,470

Net interest income, after provision for loan losses	96,224	84,853	68,599

Non-interest income:
Customer service fees	7,923	7,492	7,129
Loan fees	917	591	508
Mortgage banking gains, net	535	532	583
Gain on sales of securities, net	2,432	6,258	9,636
Income from bank-owned life insurance	1,225	1,165	1,195
Other income	8	18	365

Total non-interest income	13,040	16,056	19,416

Non-interest expenses:
Salaries and employee benefits	44,737	41,407	39,618
Occupancy and equipment	9,876	9,258	8,798
Data processing	5,204	4,516	4,274
Marketing and advertising	3,715	2,901	2,949
Professional services	2,633	2,469	2,308
Foreclosed real estate	234	438	479
Deposit insurance	1,989	2,131	2,053
Other general and administrative	4,303	4,314	4,036

Total non-interest expenses	72,691	67,434	64,515

Income before income taxes	36,573	33,475	23,500
Provision for income taxes	11,966	11,148	8,071

Net income	$24,607	$22,327	$15,429

Earnings per share:
Basic	$0.47	$0.43	$0.29
Diluted	$0.46	$0.42	$0.29
Weighted average shares:
Basic	51,965,036	52,470,513	52,976,873
Diluted	53,071,932	53,567,771	53,834,952

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Net income	$24,607	$22,327	$15,429

Other comprehensive loss:
Securities available for sale:
Unrealized holding (loss) gain on securities available for sale	(5,982)	4,449	7,989
Reclassification adjustment for gains realized in income (1)	(2,432)	(6,258)	(9,636)

Net unrealized loss	(8,414)	(1,809)	(1,647)
Tax effect	3,327	780	646

Net-of-tax amount	(5,087)	(1,029)	(1,001)

Defined benefit plans:
Supplemental director retirement plan:
Reclassification adjustments (2):
Amortization of prior service cost	28	28	28
Amortization of unrecognized loss	97	—	61
Actuarial net gain (loss) arising during the year	16	(219)	137

	141	(191)	226
Tax effect	(49)	67	(79)

Net-of-tax amount	92	(124)	147

Long-term health care plan:
Reclassification adjustments (3):
Amortization of prior service cost	17	17	17
Amortization of unrecognized loss	8	3	5
Actuarial net (loss) gain arising during the year	(17)	(102)	44

	8	(82)	66
Tax effect	(3)	29	(23)

Net-of-tax amount	5	(53)	43

Total other comprehensive loss	(4,990)	(1,206)	(811)

Comprehensive income	$19,617	$21,121	$14,618

(1)

Amounts are included in gain on sales of securities, net in the Consolidated Statements of Net Income. Provision for income tax associated with the reclassification adjustments for the years ended December 31, 2015, 2014 and 2013 was $962,000, $2.7 million and $3.8 million, respectively.

(2)

Amounts are included in salaries and employee benefits in the Consolidated Statements of Net Income. Benefit for income tax associated with the reclassification adjustments for the years ended December 31, 2015, 2014 and 2013 was $43,000, $10,000 and $31,000, respectively.

(3)

Amounts are included in salaries and employee benefits in the Consolidated Statements of Net Income. Benefit for income tax associated with the reclassification adjustments for the years ended December 31, 2015, 2014 and 2013 was $9,000, $7,000 and $8,000, respectively.

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2015, 2014 and 2013

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation — ESOP	Treasury Stock	Total
	(Dollars in thousands)
Balance at December 31, 2012	54,488,922	$—	$96,610	$146,959	$4,915	$(6,210)	$(8,331)	$233,943
Comprehensive income	—	—	—	15,429	(811)	—	—	14,618
Purchase of treasury stock	(223,015)	—	—	—	—	—	(1,698)	(1,698)
ESOP shares earned (101,364 shares)	—	—	400	—	—	414	—	814
Share-based compensation — stock options, net of awards surrendered	—	—	461	—	—	—	—	461
Share-based compensation — restricted stock, net of awards surrendered	119,408	—	709	—	—	—	—	709
Excess tax benefits in connection with share-based compensation	—	—	323	—	—	—	—	323
Stock options exercised	21,020	—	(75)	—	—	—	110	35

Balance at December 31, 2013	54,406,335	—	98,428	162,388	4,104	(5,796)	(9,919)	249,205
Corporate Reorganization:
Conversion of Meridian Interstate Bancorp, Inc.	(1,356,629)	531	301,750	—	—	—	—	302,281
Purchase by ESOP	1,625,000	16	16,234	—	—	(16,250)	—	—
Treasury stock retired	—	—	(9,769)	—	—	—	9,769	—
Contribution of Meridian Financial Services, MHC	—	—	2,640	—	—	—	—	2,640
Comprehensive income	—	—	—	22,327	(1,206)	—	—	21,121
Share-based compensation — stock options, net of awards surrendered	—	—	300	—	—	—	—	300
Share-based compensation — restricted stock, net of awards surrendered	(1,861)	—	492	—	—	—	—	492
Excess tax benefits in connection with share-based compensation	—	—	267	—	—	—	—	267
Stock options exercised	35,221	—	(81)	—	—	—	150	69
ESOP shares earned (121,765 shares)	—	—	453	—	—	882	—	1,335

Balance at December 31, 2014	54,708,066	547	410,714	184,715	2,898	(21,164)	—	577,710
Comprehensive income	—	—	—	24,607	(4,990)	—	—	19,617
Dividends declared ($0.06 per share)	—	—	—	(3,108)	—	—	—	(3,108)
Repurchased stock related to buyback program	(722,104)	(7)	(9,421)	—	—	—	—	(9,428)
ESOP shares earned (121,764 shares)	—	—	713	—	—	882	—	1,595
Share-based compensation — stock options, net of awards surrendered	—	—	357	—	—	—	—	357
Share-based compensation — restricted stock, net of awards surrendered	685,480	7	724	—	—	—	—	731
Excess tax benefits in connection with share-based compensation	—	—	420	—	—	—	—	420
Stock options exercised	203,795	2	230	—	—	—	—	232

Balance at December 31, 2015	54,875,237	$549	$403,737	$206,214	$(2,092)	$(20,282)	$—	$588,126

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$24,607	$22,327	$15,429
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of acquisition fair value adjustments	(133)	(53)	(260)
ESOP shares earned	1,595	1,335	814
Provision for loan losses	6,667	3,313	6,470
Accretion of net deferred loan origination costs/fees	(1,011)	(608)	(172)
Net accretion of securities available for sale	(64)	(34)	(15)
Capitalization of mortgage servicing rights	(15)	(29)	(99)
Amortization of mortgage servicing rights	202	220	303
Change in valuation allowance on mortgage servicing rights	1	(2)	(62)
Depreciation and amortization expense	2,524	2,385	2,291
Gain on sales of securities, net	(2,432)	(6,258)	(9,636)
Net loss and provision for foreclosed real estate	214	303	345
Deferred income tax benefit	(2,361)	(1,256)	(3,224)
Income from bank-owned life insurance	(1,225)	(1,165)	(1,195)
Share-based compensation expense	1,088	792	1,170
Excess tax benefits in connection with share-based compensation	(420)	(267)	(323)
Net changes in:
Loans held for sale	(3,698)	1,392	12,139
Accrued interest receivable	(826)	(621)	(382)
Other assets	2,984	(635)	15
Accrued expenses and other liabilities	80	1,162	4,310

Net cash provided by operating activities	27,777	22,301	27,918

Cash flows from investing activities:
Maturities of certificates of deposit	12,500	—	—
Purchases of certificates of deposit	(26,562)	(85,000)	—
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	44,470	45,874	36,877
Redemption (purchase) of mutual funds, net	19,867	(18,995)	11,768
Proceeds from sales	27,120	33,335	60,780
Purchases	(35,507)	(60,264)	(39,714)
Loans originated, net of principal payments received	(401,953)	(387,952)	(485,842)
Proceeds from bank-owned life insurance death benefit	279	—	—
Purchases of premises and equipment	(4,177)	(1,388)	(2,915)
Redemption (purchase) of Federal Home Loan Bank stock	1,794	(818)	157
Cash received in MHC merger	—	2,640	—
Proceeds from sales of foreclosed real estate	832	1,758	1,222

Net cash used in investing activities	(361,337)	(470,810)	(417,667)

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Concluded)

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	239,102	255,357	383,196
Net change in borrowings with maturities less than three months	20,000	—	—
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	18,000	57,131	47,500
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(42,673)	(47,135)	(46,528)
Cash dividends paid on common stock	(1,462)	—	—
Repurchase of common stock	(9,428)	—	(1,698)
Stock options exercised	232	69	35
Excess tax benefits in connection with share-based compensation	420	267	323
Net proceeds from sale of common stock	—	302,281	—

Net cash provided by financing activities	224,191	567,970	382,828

Net change in cash and cash equivalents	(109,369)	119,461	(6,921)
Cash and cash equivalents at beginning of year	205,732	86,271	93,192

Cash and cash equivalents at end of year	$96,363	$205,732	$86,271

Supplemental cash flow information:
Interest paid on deposits	$18,477	$17,974	$17,008
Interest paid on borrowings	1,994	2,489	3,510
Income taxes paid, net of refunds	13,905	12,461	9,569
Non-cash investing and financing activities:
Transfers from loans to foreclosed real estate	—	1,717	353
Net amounts due from (to) broker on security transactions	—	2,120	(104)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

Meridian Bancorp, Inc. (the “Company”) is a Maryland corporation incorporated on March 6, 2014 to be the successor to Meridian Interstate Bancorp, Inc. (“Old Meridian”) upon completion of the second-step mutual-to-stock conversion (the “Conversion”) of Meridian Financial Services, Incorporated, (the “MHC”), the top tier mutual holding company of Old Meridian. Old Meridian was the former mid-tier holding company for East Boston Savings Bank (the “Bank”). Prior to completion of the Conversion, approximately 59% of the shares of common stock of Old Meridian were owned by the MHC. In conjunction with the Conversion, the MHC and Meridian Interstate Funding Corporation were merged into Old Meridian (and ceased to exist), and Old Meridian merged into the Company and the Company became its successor under the name Meridian Bancorp, Inc. The Conversion was completed July 28, 2014. The Company raised gross proceeds of $325.0 million by selling a total of 32,500,000 shares of common stock at $10.00 per share in the second-step stock offering. The Company utilized $16.3 million of the proceeds to fund an addition to its Employee Stock Ownership Plan (“ESOP”) loan for the acquisition of an additional 1,625,000 shares at $10.00 per share representing 5% of the shares issued in the second-step offering and incurred expenses in connection with the offer and sale of the common stock totaling $6.5 million, resulting in net cash proceeds to the Company of $302.3 million. The Company invested $159.3 million of the net proceeds it received from the sale into the Bank’s operations and has retained the remaining amount for general corporate purposes. Concurrent with the completion of the stock offering, each share of Old Meridian common stock owned by public stockholders (stockholders other than the MHC) was exchanged for 2.4484 shares of Company common stock. A total of 22,200,316 shares of Company common stock were issued in the exchange. The Conversion was accounted for as a capital raising transaction by entities under common control. The historical financial results of the MHC were immaterial to the results of the Company and therefore the net assets of the MHC were reflected as an increase to stockholders’ equity.

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

Generally, financial information is to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Management evaluates the Company’s performance and allocates resources based on a single segment concept. Accordingly, there is no separately identified material operating segment for which discrete financial information is available. The Company does not derive revenues from, or have assets located in foreign countries, nor does it derive revenues from any single customer that represents 10% or more of the Company’s total revenues.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the evaluation of goodwill for impairment and the evaluation of securities for other-than-temporary impairment.

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

Reclassification

Certain amounts in the 2014 and 2013 consolidated financial statements have been reclassified to conform to the 2015 presentation.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include amounts due from banks and federal funds sold on a daily basis, which mature overnight or on demand. The Company may from time to time have deposits in financial institutions which exceed the federally insured limits. At December 31, 2015, the Company had a concentration of cash on deposit at the Federal Reserve Bank amounting to $50.4 million.

Certificates of Deposit

Certificates of deposit are purchased from FDIC-insured depository institutions, have an original maturity greater than 90 days and up to 18 months and are carried at cost. At December 31, 2015, all certificates of deposit exceeded the FDIC insurance limit of $250,000 but were insured up to the full amount under the Massachusetts Depositors Insurance Fund, Massachusetts Credit Union Insurance Corporation or Massachusetts Cooperative Bank Share Insurance Fund.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities Available for Sale

Securities are classified as available for sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component in other comprehensive income, net of tax effects. Purchase premiums and discounts are recognized in interest income using the effective interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Each reporting period, the Company evaluates all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”). OTTI is required to be recognized if (1) the Company intends to sell the security; (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income, net of applicable taxes.

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis on the FHLB stock. As of December 31, 2015 and 2014, no impairment has been recognized.

Loans Held For Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loans

The Company grants mortgage, commercial and consumer loans to customers. The Company’s loan portfolio includes one- to four-family residential real estate, multi-family, home equity lines of credit, commercial real estate, construction, commercial and industrial and consumer segments.

A substantial portion of the loan portfolio is represented by mortgage loans throughout eastern Massachusetts. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and net deferred loan origination costs or fees. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method over the terms of the loans.

Loans that were acquired in connection with the Mt. Washington Co-operative Bank (“Mt. Washington”) acquisition in 2010 were recorded at fair value with no carryover of the related allowance for loan losses. The fair value of the acquired loans involved estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount includes estimated future credit losses expected to be incurred over the life of the loans. Subsequent decreases to the expected cash flows require the Company to evaluate the need for an additional allowance for loan losses. Subsequent improvement in expected cash flows results in the reversal of a corresponding amount of the nonaccretable discount which is reclassified as accretable discount that is recognized into interest income over the remaining life of the loans.

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

General Component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by loan segments and classes. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquent and non-accrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; national and local economic trends and conditions, and industry conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2015, 2014 or 2013.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

One- to four-family residential real estate loans and home equity lines of credit — The Company primarily originates loans with a loan-to-value ratio of 80% or less and does not grant subprime loans. The Company may also originate loans with loan-to-value ratios up to 95% (100% for first time home buyers only) with such value measured at origination; however, private mortgage insurance is generally required for loans with a loan-to-value ratio over 80%. All loans in these segments are collateralized by residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in these segments.

Multi-family and commercial real estate loans — Loans in these segments are primarily income-producing properties such as apartment buildings and properties used for business purposes such as office

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

buildings, industrial facilities and retail facilities. These properties are generally located in the greater Boston metropolitan area and certain other areas in eastern Massachusetts, and in southeastern New Hampshire and Maine. The underlying cash flows generated by the properties can be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, could have an effect on the credit quality in these segments. Management obtains rent rolls annually and continually monitors the cash flows of these loans.

Construction loans — Loans in this segment primarily include loans for construction of commercial development projects, including apartment buildings, small industrial buildings and retail and office buildings. The Company also originates loans to individuals and to builders to finance the construction of residential dwellings. Most of these construction loans provide for the payment of only interest during the construction phase, which is usually up to 12 to 24 months, although some construction loans are renewed, generally for one or two additional years. At the end of the construction phase, the loan may convert to a permanent mortgage loan or the loan may be paid in full. Loans generally are made with a maximum loan to value ratio of 80% of the appraised market value upon completion of the project. Management carefully monitors the existing construction portfolio for performance and project completion, with a goal of moving completed commercial projects to the commercial real estate portfolio and reviewing sales based projects for tracking toward construction goals. The rent up or sales of the properties can be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates or decreased home sales.

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

An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual one- to four-family residential real estate, home equity lines of credit and consumer loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are initially classified as impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unallocated Component

An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general components of the allowance for loan losses.

Bank-Owned Life Insurance

The Bank has purchased insurance policies on the lives of certain directors, executive officers and employees. Bank-owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value. Changes in net cash surrender value of the policies, as well as excess insurance proceeds received, are reflected in non-interest income on the consolidated statements of net income and are not subject to income taxes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Mandatory delivery forward sale commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in mortgage-banking gains, net if material.

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

Valuation of Goodwill and Analysis for Impairment

The Company’s goodwill resulted from the acquisition of another financial institution accounted for under the acquisition method of accounting. The amount of goodwill recorded at acquisition was impacted by the recorded fair value of the assets acquired and liabilities assumed, which is an estimate determined by the use of internal or other valuation techniques.

Goodwill is subject to an annual review by management that first assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company is not required to calculate the fair value of the Company unless management determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. If the two-step quantitative goodwill impairment test is necessary, step one compares the book value of the Company to the fair value of the Company. If book value exceeds fair value, a more detailed analysis is performed, which involves measuring the excess of the fair value of the Company, as determined in step one, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles as if the Company was being acquired in a business combination. In the event of future changes in fair value, the Company may be exposed to an impairment charge that could be material.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Supplemental Executive Retirement Plans

The Company accounts for certain supplemental executive retirement benefits on the net periodic pension cost method using an actuarial model that allocates pension costs over the service period of employees in the plan. The Company accounts for the over-funded or under-funded status of these defined benefit plans as an asset or liability in its consolidated balance sheets and recognizes changes in the funded status in the year in which the changes occur through other comprehensive income or loss.

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

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company does not have any uncertain tax positions at December 31, 2015 or 2014 which require accrual or disclosure. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2015, 2014 and 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Basic and diluted earnings per share have been computed based on the following:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per share amounts)
Net income available to common stockholders	$24,607	$22,327	$15,429

Basic weighted average shares outstanding	51,965,036	52,470,513	52,976,873
Effect of dilutive stock options	1,106,896	1,097,258	858,079

Diluted weighted average shares outstanding	53,071,932	53,567,771	53,834,952

Earnings per share:
Basic	$0.47	$0.43	$0.29
Diluted	$0.46	$0.42	$0.29

For the years ended December 31, 2015 and 2013, options for the exercise of 366,002 and 34,207 shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. There were no anti-dilutive options for the year ended December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income (loss). The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	December 31,
	2015	2014
	(In thousands)
Securities available for sale:
Net unrealized (loss) gain on securities available for sale	$(2,807)	$5,607
Tax effect	1,138	(2,189)

Net-of-tax amount	(1,669)	3,418

Defined benefit plans:
Supplemental director retirement plan:
Unrecognized prior service cost	(6)	(34)
Unrecognized net actuarial loss	(210)	(323)

Total	(216)	(357)
Tax effect	76	125

Net-of-tax amount	(140)	(232)

Long-term health care plan:
Unrecognized prior service cost	(215)	(232)
Unrecognized net actuarial loss	(220)	(211)

Total	(435)	(443)
Tax effect	152	155

Net-of-tax amount	(283)	(288)

	$(2,092)	$2,898

Unrecognized prior service costs amounting to $7,000 and $17,000, included in accumulated other comprehensive income at December 31, 2015, are expected to be recognized as a component of net periodic retirement plan cost and long-term health care cost, respectively, for the year ending December 31, 2016.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of this ASU was to clarify the principles for recognizing revenue and to develop a common

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenue standard for GAAP and International Financial Reporting Standards. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted, but not before annual periods beginning after December 31, 2016. The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall, (Subtopic 825-10). The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Targeted changes to generally accepted accounting principles include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has a portfolio of equity investments and if such guidance were effective for the year ended December 31, 2015, a net unrealized loss of approximately $7.8 million and related deferred tax benefit of $2.6 million would have been recognized in net income, instead of in other comprehensive income. The impact of this guidance on future periods is dependent on future market conditions and investment activity.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update is intended to improve financial reporting about leasing transactions and the key provision impacting the Company is the requirement for a lessee to record a right-to-use asset and liability representing the obligation to make lease payments for long-term operating leases. The update will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently reviewing this ASU to determine the impact on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2015
Debt securities:
Corporate bonds:
Financial services	$26,430	$101	$(42)	$26,489
Industrials	2,999	11	—	3,010

Total corporate bonds	29,429	112	(42)	29,499
Government-sponsored enterprises	11,000	2	(40)	10,962
Municipal bonds	4,326	89	—	4,415
Residential mortgage-backed securities:
Government-sponsored enterprises	6,948	436	(3)	7,381
Private label	878	26	—	904
U.S. treasury securities	24,996	—	(62)	24,934

Total debt securities	77,577	665	(147)	78,095

Marketable equity securities:
Common stocks:
Basic materials	13,221	370	(4,043)	9,548
Consumer products and services	18,987	1,060	(1,578)	18,469
Financial services	11,821	782	(649)	11,954
Healthcare	9,403	1,050	(117)	10,336
Industrials	5,308	96	(573)	4,831
Technology	4,987	138	(559)	4,566
Utilities	1,956	757	(11)	2,702

Total common stocks	65,683	4,253	(7,530)	62,406
Money market mutual funds	1,193	—	(48)	1,145

Total marketable equity securities	66,876	4,253	(7,578)	63,551

Total securities available for sale	$144,453	$4,918	$(7,725)	$141,646

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2014
Debt securities:
Corporate bonds:
Financial services	$37,852	$533	$(38)	$38,347
Healthcare	4,001	27	—	4,028
Industrials	5,935	121	—	6,056
Utilities	1,005	19	—	1,024

Total corporate bonds	48,793	700	(38)	49,455
Government-sponsored enterprises	34,548	9	(357)	34,200
Municipal bonds	5,441	182	—	5,623
Residential mortgage-backed securities:
Government-sponsored enterprises	8,754	589	(3)	9,340
Private label	1,410	86	—	1,496
U.S. treasury securities	24,991	—	(54)	24,937

Total debt securities	123,937	1,566	(452)	125,051

Marketable equity securities:
Common stocks:
Basic materials	13,928	400	(1,635)	12,693
Consumer products and services	13,992	1,467	(549)	14,910
Financial services	10,849	1,225	(51)	12,023
Healthcare	5,220	1,551	—	6,771
Industrials	2,966	422	(23)	3,365
Technology	2,521	79	(184)	2,416
Utilities	3,441	1,826	—	5,267

Total common stocks	52,917	6,970	(2,442)	57,445
Money market mutual funds	21,060	—	(35)	21,025

Total marketable equity securities	73,977	6,970	(2,477)	78,470

Total securities available for sale	$197,914	$8,536	$(2,929)	$203,521

At December 31, 2015, securities with an amortized cost of $11.7 million and $843,000 were pledged as collateral for Federal Home Loan Bank of Boston borrowings and for the Federal Reserve Bank discount window borrowings, respectively. See Note 8.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2015 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	One Year or Less		After One Year Through Five Years		After Five Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Corporate bonds:
Financial services	$13,471	$13,494	$12,959	$12,995	$—	$—	$26,430	$26,489
Industrials	1,999	2,006	1,000	1,004	—	—	2,999	3,010

Total corporate bonds	15,470	15,500	13,959	13,999	—	—	29,429	29,499
Government-sponsored enterprises	—	—	9,000	8,964	2,000	1,998	11,000	10,962
Municipal bonds	2,386	2,407	1,940	2,008	—	—	4,326	4,415
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	12	12	6,936	7,369	6,948	7,381
Private label	—	—	—	—	878	904	878	904
U.S. treasury securities	24,996	24,934	—	—	—	—	24,996	24,934

Total	$42,852	$42,841	$24,911	$24,983	$9,814	$10,271	$77,577	$78,095

For the years ended December 31, 2015, 2014 and 2013, proceeds from sales of securities available for sale amounted to $27.1 million, $33.3 million and $60.8 million, respectively. Gross gains of $4.2 million, $6.3 million and $9.6 million and gross losses of $1.8 million, $91,000 and $10,000, respectively, were realized on those sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information pertaining to securities available for sale as of December 31, 2015 and 2014, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2015
Debt securities:
Corporate bonds - financial services	$10	$4,998	$32	$3,468
Government-sponsored enterprises	14	3,986	26	4,974
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	3	215
U.S. treasury securities	62	24,934	—	—

Total debt securities	86	33,918	61	8,657

Marketable equity securities:
Common stocks:
Basic materials	2,043	4,478	2,000	3,138
Consumer products and services	1,099	7,521	479	1,657
Financial services	421	4,019	228	540
Healthcare	117	1,202	—	—
Industrials	573	2,647	—	—
Technology	103	675	456	1,091
Utilities	11	8	—	—

Total common stocks	4,367	20,550	3,163	6,426
Money market mutual funds	—	—	48	1,020

Total marketable equity securities	4,367	20,550	3,211	7,446

Total temporarily impaired securities	$4,453	$54,468	$3,272	$16,103

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Less Than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2014
Debt securities:
Corporate bonds - financial services	$5	$1,994	$33	$1,467
Government-sponsored enterprises	10	4,491	347	24,653
Residential mortgage-backed securities:
Government-sponsored enterprises	3	225	—	—
U.S. treasury securities	54	24,937	—	—

Total debt securities	72	31,647	380	26,120

Marketable equity securities:
Common stocks:
Basic materials	1,635	7,314	—	—
Consumer products and services	549	3,864	—	—
Financial services	51	1,855	—	—
Industrials	23	732	—	—
Technology	184	1,855	—	—

Total common stocks	2,442	15,620	—	—
Money market mutual funds	—	—	35	1,018

Total marketable equity securities	2,442	15,620	35	1,018

Total temporarily impaired securities	$2,514	$47,267	$415	$27,138

The Company determined no securities were other-than-temporarily impaired for the years ended December 31, 2015, 2014 and 2013. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.

As of December 31, 2015, the gross unrealized loss on the total debt securities portfolio was $147,000. At December 31, 2015, 17 debt securities had unrealized losses with aggregate depreciation of 0.3% from the Company’s amortized cost basis. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in the Company’s debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. The unrealized losses are primarily caused by a recent increase in interest rates. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment. Because (1) the Company does not intend to sell the securities; (2) the Company does not believe it is more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis; and (3) the present value of expected cash flows is sufficient to recover the entire amortized cost basis of the securities, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2015, 57 marketable equity securities with a fair value of $28.0 million had gross unrealized losses totaling $7.6 million, or an aggregate depreciation of 21.3% from the Company’s cost basis. These marketable equity securities consisted of 41 securities with a fair value of $20.6 million and a gross unrealized loss of $4.4 million for less than 12 months and 16 securities with a fair value of $7.4 million and a gross unrealized loss of $3.2 million for 12 months or longer. The marketable equity securities in a gross unrealized loss position for 12 months or longer were comprised of eight securities in the basic materials sector with a fair value of $3.1 million and a gross unrealized loss of $2.0 million, three marketable equity securities in the consumer products and services sector with a fair value of $1.7 million and a gross unrealized loss of $479,000, two securities in the financial services sector with a fair value of $540,000 and a gross unrealized loss of $228,000, two securities in the technology sector with a fair value of $1.1 million and a gross unrealized loss of $456,000 and one money market mutual fund with a fair value of $1.0 million and a gross unrealized loss of $48,000.

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

Although issuers within the marketable equity securities portfolio had price declines resulting in unrealized losses in excess of cost, management does not believe these declines in market value are other than temporary and the Company continues to have the ability and intent to hold these investments until a recovery of fair value. The gross unrealized losses in the basic materials sector resulted primarily from significant reductions in the stock prices of issuers in the oil and gas industry following a rapid decline in oil prices during the last six months of 2015. A variety of other global economic factors have also contributed to volatility in the broader equities market since August 2015. Such equities market volatility along with oil price declines continued into the first quarter of 2016, then improved later in the quarter as equities market prices for most industry sectors, including basic materials, recovered from their lows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     LOANS

A summary of loans follows:

	December 31,
	2015	2014
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$458,423	$468,560
Multi-family	417,388	409,675
Home equity lines of credit	46,660	50,091
Commercial real estate	1,328,344	1,145,820
Construction	421,531	265,980

Total real estate loans	2,672,346	2,340,126
Commercial and industrial	400,051	330,813
Consumer	10,028	8,772

Total loans	3,082,425	2,679,711
Allowance for loan losses	(33,405)	(28,469)
Net deferred loan origination fees	(3,778)	(2,335)

Loans, net	$3,045,242	$2,648,907

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2015 and 2014, the Company was servicing loans for participants aggregating $137.7 million and $88.1 million, respectively.

As a result of the Mt. Washington acquisition in January 2010, the Company acquired loans at fair value of $345.3 million. Included in this amount was $27.7 million of loans with evidence of deterioration of credit quality since origination for which it was probable, at the time of the acquisition, that the Company would be unable to collect all contractually required payments receivable. The Company’s evaluation of loans with evidence of credit deterioration as of the acquisition date resulted in a non-accretable discount of $7.6 million, which is defined as the loan’s contractually required payments receivable in excess of the amount of its cash flows expected to be collected. The Company considered factors such as payment history, collateral values, and accrual status when determining whether there was evidence of deterioration of the loan’s credit quality at the acquisition date.

At December 31, 2015, multi-family and commercial real estate loans with carrying values totaling $59.7 million and $157.5 million, respectively, were pledged as collateral for Federal Home Loan Bank of Boston borrowings. See Note 8.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the outstanding balance of the acquired loans with evidence of credit deterioration:

	December 31,
	2015	2014
	(In thousands)
Real estate loans:
Residential real estate:
One- to four-family	$5,014	$5,776
Multi-family	592	625
Home equity lines of credit	344	505
Commercial real estate	360	447

Outstanding principal balance	6,310	7,353
Discount	(1,370)	(1,787)

Carrying amount	$4,940	$5,566

A rollforward of the accretable discount follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Beginning balance	$919	$1,181	$1,047
Reclassification from non-accretable discount	—	—	332
Accretion	(49)	(237)	(37)
Disposals	(83)	(25)	(161)

Ending balance	$787	$919	$1,181

An analysis of the allowance for loan losses and related information follows:

	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Allowance for loan losses:
Balance at December 31, 2012	$2,507	$1,431	$226	$10,405	$3,656	$2,174	$105	$20,504
Provision (credit) for loan losses	(217)	1,084	(71)	2,426	1,525	1,523	200	6,470
Charge-offs	(531)	(96)	—	—	(1,362)	(288)	(283)	(2,560)
Recoveries	232	—	—	—	555	24	110	921

Balance at December 31, 2013	1,991	2,419	155	12,831	4,374	3,433	132	25,335
Provision (credit) for loan losses	(155)	1,216	(50)	255	715	1,264	68	3,313
Charge-offs	(54)	—	(5)	(116)	(71)	(72)	(187)	(505)
Recoveries	67	—	—	30	137	8	84	326

Balance at December 31, 2014	1,849	3,635	100	13,000	5,155	4,633	97	28,469
Provision (credit) for loan losses	(446)	(250)	104	1,479	4,564	1,022	194	6,667
Charge-offs	(165)	—	(60)	—	(2,287)	(36)	(306)	(2,854)
Recoveries	116	—	—	18	881	1	107	1,123

Balance at December 31, 2015	$1,354	$3,385	$144	$14,497	$8,313	$5,620	$92	$33,405

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
December 31, 2015
Amount of allowance for loan losses for loans deemed to be impaired	$3	$143	$—	$84	$—	$44	$—	$274
Amount of allowance for loan losses for loans not deemed to be impaired	1,351	3,242	144	14,413	8,313	5,576	92	33,131

	$1,354	$3,385	$144	$14,497	$8,313	$5,620	$92	$33,405

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$—	$—	$—	$—	$—	$—	$—	$—

Loans deemed to be impaired	$1,582	$1,401	$—	$3,663	$16,026	$805	$—	$23,477
Loans not deemed to be impaired	456,841	415,987	46,660	1,324,681	405,505	399,246	10,028	3,058,948

	$458,423	$417,388	$46,660	$1,328,344	$421,531	$400,051	$10,028	$3,082,425

December 31, 2014
Amount of allowance for loan losses for loans deemed to be impaired	$76	$168	$—	$—	$32	$14	$—	$290
Amount of allowance for loan losses for loans not deemed to be impaired	1,773	3,467	100	13,000	5,123	4,619	97	28,179

	$1,849	$3,635	$100	$13,000	$5,155	$4,633	$97	$28,469

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$41	$—	$—	$—	$—	$—	$—	$41

Loans deemed to be impaired	$4,415	$1,443	$20	$15,398	$9,818	$984	$—	$32,078
Loans not deemed to be impaired	464,145	408,232	50,071	1,130,422	256,162	329,829	8,772	2,647,633

	$468,560	$409,675	$50,091	$1,145,820	$265,980	$330,813	$8,772	$2,679,711

The following table provides information about the Company’s past due and non-accrual loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
December 31, 2015
Real estate loans:
Residential real estate:
One- to four-family	$1,674	$221	$3,266	$5,161	$9,264
Home equity lines of credit	587	—	1,166	1,753	1,763
Commercial real estate	483	—	2,652	3,135	3,663
Construction	—	—	15,849	15,849	15,849

Total real estate loans	2,744	221	22,933	25,898	30,539
Commercial and industrial	—	—	805	805	805
Consumer	580	317	—	897	—

Total	$3,324	$538	$23,738	$27,600	$31,344

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
December 31, 2014
Real estate loans:
Residential real estate:
One- to four-family	$4,386	$1,129	$3,056	$8,571	$14,649
Home equity lines of credit	1,040	75	753	1,868	2,277
Commercial real estate	—	1,739	3,038	4,777	5,311
Construction	—	—	7,350	7,350	8,417

Total real estate loans	5,426	2,943	14,197	22,566	30,654
Commercial and industrial	5	99	833	937	855
Consumer	521	527	—	1,048	—

Total	$5,952	$3,569	$15,030	$24,551	$31,509

At December 31, 2015 and 2014, the Company did not have any accruing loans past due 90 days or more.

The following tables provide information with respect to the Company’s impaired loans:

	December 31,
	2015			2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
One- to four-family	$1,318	$1,813		$2,986	$3,515
Multi-family	88	88		102	102
Home equity lines of credit	—	—		20	20
Commercial real estate	2,652	2,947		15,398	15,705
Construction	16,026	18,660		9,328	10,007
Commercial and industrial	761	1,095		936	1,320

Total	20,845	24,603		28,770	30,669

Impaired loans with a valuation allowance:
One- to four-family	264	264	$3	1,429	1,429	$76
Multi-family	1,313	1,313	143	1,341	1,341	168
Commercial real estate	1,011	1,022	84	—	—	—
Construction	—	—	—	490	490	32
Commercial and industrial	44	44	44	48	48	14

Total	2,632	2,643	274	3,308	3,308	290

Total impaired loans	$23,477	$27,246	$274	$32,078	$33,977	$290

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2015, additional funds of $100,000 are committed to be advanced in connection with impaired construction loans.

	Years Ended December 31,
	2015			2014			2013
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
One- to four-family	$2,625	$120	$72	$4,246	$243	$103	$4,627	$219	$192
Multi-family	1,421	55	—	3,395	297	—	5,694	300	292
Home equity lines of credit	—	—	—	20	1	—	22	1	1
Commercial real estate	7,425	284	81	10,463	456	273	13,010	654	314
Construction	16,273	315	295	11,060	314	247	16,452	1,076	359
Commercial and industrial	930	5	5	1,139	26	17	958	62	32

Total impaired loans	$28,674	$779	$453	$30,323	$1,337	$640	$40,763	$2,312	$1,190

The following table summarizes the TDRs at the dates indicated:

	December 31,
	2015	2014
	(In thousands)
TDRs on accrual status:
One- to four-family	$2,621	$2,946
Multi-family	1,402	1,443
Home equity lines of credit	18	20
Commercial real estate	9,968	9,950
Construction	174	121
Commercial and industrial	33	—

Total TDRs on accrual status	14,216	14,480

TDRs on non-accrual status:
One- to four-family	1,261	1,469
Commercial real estate	528	283
Construction	1,136	6,496
Commercial and industrial	186	186

Total TDRs on non-accrual status	3,111	8,434

Total TDRs	$17,327	$22,914

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of TDRs modified during the periods indicated:

	Years Ended December 31,
	2015			2014			2013
	Number of Loans	Pre- Modification Balance	Post- Modification Balance	Number of Loans	Pre- Modification Balance	Post- Modification Balance	Number of Loans	Pre- Modification Balance	Post- Modification Balance
	(Dollars In thousands)
Real estate loans:
One- to four-family	1	$167	$167	3	$714	$714	2	$391	$391
Commercial real estate	1	450	450	3	10,323	10,323	1	207	207
Construction	—	—	—	1	568	568	2	2,946	2,946
Commercial and industrial	—	—	—	2	143	143	—	—	—

Total	2	$617	$617	9	$11,748	$11,748	5	$3,544	$3,544

The following provides information on how loans were modified as TDRs during the periods indicated:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Adjusted interest rates	$—	$714	$391
Extended maturity dates	167	10,419	2,946
Combination of rate and maturity	450	615	207

Total	$617	$11,748	$3,544

The Company generally places loans modified as TDRs on non-accrual status for a minimum period of six months. Loans modified as TDRs qualify for return to accrual status once they have demonstrated performance with the modified terms of the loan agreement for a minimum of six months and future payments are reasonably assured. TDRs are initially reported as impaired loans with an allowance established as part of the allocated component of the allowance for loan losses when the discounted cash flows of the impaired loan is lower than the carrying value of that loan. TDRs may be removed from impairment disclosures in the year following the restructure if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. At December 31, 2015 and 2014, the allowance for loan losses included an allocated component of $68,000 and $15,000, respectively, with no charge-offs related to the TDRs modified during the years ended December 31, 2015 and 2014, respectively.

TDRs that defaulted and became 90 days past due in the first twelve months after restructure were immaterial for the years ended December 31, 2013, 2014 and 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following tables provide information with respect to the Company’s risk rating:

	December 31,
	2015				2014
	Multi-family residential real estate	Commercial real estate	Construction	Commercial and industrial	Multi-family residential real estate	Commercial real estate	Construction	Commercial and industrial
	(In thousands)
Loans rated 1 — 3A	$408,121	$1,320,748	$403,411	$375,013	$399,113	$1,135,540	$238,505	$322,013
Loans rated 4 — 4A	887	3,655	—	24,199	1,960	4,832	—	7,816
Loans rated 5	8,380	3,941	18,120	839	8,602	5,448	27,475	984
Loans rated 6	—	—	—	—	—	—	—	—
Loans rated 7	—	—	—	—	—	—	—	—

Total	$417,388	$1,328,344	$421,531	$400,051	$409,675	$1,145,820	$265,980	$330,813

For one- to four-family real estate loans, home equity lines of credit and consumer loans, management uses delinquency reports as the key credit quality indicator.

4.    SERVICING

Loans serviced for others by the Company are not included in the accompanying consolidated balance sheets. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The unpaid principal balances of mortgage loans serviced for others amounted to $129.8 million, $150.5 million and $163.4 million at December 31, 2015, 2014 and 2013, respectively.

Included in loans serviced for others at December 31, 2015, 2014 and 2013 is $56.0 million, $65.6 million and $71.2 million, respectively, of loans serviced for the Federal Home Loan Bank of Boston with a recourse provision whereby the Company may be obligated to participate in potential losses on a limited basis when a realized loss on foreclosure occurs. Losses are borne in priority order by the borrower, PMI insurance, the Federal Home Loan Bank and the Company. At December 31, 2015, 2014 and 2013, the maximum contingent liability associated with loans sold with recourse is $3.0 million, $3.2 million and $3.2 million, respectively, which is not recorded in the consolidated financial statements. The Company has never repurchased any loans or incurred any losses under these recourse provisions.

Mortgage servicing rights were immaterial for the years ended December 31, 2015, 2014 and 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. FORECLOSED REAL ESTATE

The Company did not hold any foreclosed real estate at December 31, 2015. Foreclosed real estate is presented net of an allowance for losses. An analysis of the allowance for losses on foreclosed real estate is as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at beginning of year	$1,002	$875	$515
Provision for losses	92	303	413
Charge-offs	(1,094)	(176)	(53)

Balance at end of year	$—	$1,002	$875

Expenses applicable to foreclosed real estate include the following:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Net loss (gain) on sales	$122	$—	$(68)
Provision for losses	92	303	413
Operating expenses, net of rental income	20	135	134

Total foreclosed real estate expenses	$234	$438	$479

The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $1.6 million at December 31, 2015.

6. PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

	December 31,		Estimated Useful Lives
	2015	2014
	(In thousands)
Land and land improvements	$8,243	$8,243	N/A
Buildings	34,113	33,883	40 years
Leasehold improvements	6,680	4,771	5-20 years
Equipment	18,956	16,918	3-7 years

	67,992	63,815
Less accumulated depreciation and amortization	(27,744)	(25,303)

	$40,248	$38,512

Depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 amounted to $2.5 million, $2.4 million and $2.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Commitments

The Company is obligated under non-cancelable operating lease agreements for banking offices and facilities. These leases have terms with renewal options, the cost of which is not included below. The leases generally provide that real estate taxes, insurance, maintenance and other related costs are to be paid by the Company. At December 31, 2015, future minimum lease payments are as follows:

Years Ending December 31,	Amount
(In thousands)
2016	$1,525
2017	1,382
2018	1,305
2019	1,049
2020	969
Thereafter	6,214

$12,444

Total rent expense for all operating leases amounted to $1.5 million, $1.4 million and $1.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

7. DEPOSITS

A summary of deposit balances, by type, follows:

	December 31,
	2015	2014
	(In thousands)
Demand deposits	$370,546	$285,990
NOW deposits	334,753	294,840
Money market deposits	860,957	942,542
Regular savings and other deposits	288,180	272,611

Total non-certificate accounts	1,854,436	1,795,983

Term certificates less than $250,000	651,028	501,755
Term certificates $250,000 and greater	237,554	206,197

Total term certificates	888,582	707,952

Total deposits	$2,743,018	$2,503,935

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of term certificates, by maturity, follows:

	December 31,
	2015		2014
Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$504,756	1.03%	$493,676	1.05%
Over 1 year to 2 years	201,929	1.25	131,099	1.31
Over 2 years to 3 years	74,304	1.25	42,237	1.39
Over 3 years to 4 years	79,017	1.83	18,202	1.47
Over 4 years to 5 years	25,225	1.67	19,539	1.50
Greater than 5 years	3,351	5.50	3,199	5.50

	$888,582	1.21%	$707,952	1.16%

At December 31, 2015, the Company had brokered certificates of deposit, which are included in term certificates in the tables above, totaling $130.8 million with a weighted average rate of 1.22%. The Company had no brokered certificates of deposit at December 31, 2014.

8.    BORROWINGS

At December 31, 2015, short-term borrowings consist of a FHLB advance totaling $20.0 million with a rate of 0.57% and an original maturity of less than one year. The Company had no short-term borrowings at December 31, 2014. The Company also has an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily and $841,000 of borrowing capacity at the Federal Reserve Bank discount window. No amounts were drawn on the line of credit and no borrowings were outstanding with the Federal Reserve Bank discount window as of December 31, 2015 or December 31, 2014.

Long-term debt consists of FHLB advances as follows:

	December 31, 2015		December 31, 2014
Maturing During the Year Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2015	$—	—%	$39,500	1.20%
2016	41,500	1.20	41,500	1.20
2017	89,632	1.32	74,632	1.38
2018	3,000	1.63	—	—
2019	6,684	1.23	8,454	1.23
2020	6,410	1.22	7,813	1.22

	$147,226	1.28%	$171,899	1.28%

At December 31, 2015, advances amounting to $6.5 million are callable by the FHLB prior to maturity.

All borrowings from the FHLB are secured by investment securities (see Note 2) and qualified collateral, consisting of a blanket lien on one- to four-family loans and certain multi-family and commercial real estate loans held in the Bank’s portfolio. At December 31, 2015, the Company pledged multi-family and commercial real estate loans with carrying values totaling $59.7 million and $157.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.    INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Current tax provision:
Federal	$11,109	$9,684	$8,875
State	3,218	2,720	2,420

Total current provision	14,327	12,404	11,295

Deferred tax benefit:
Federal	(1,841)	(980)	(2,514)
State	(520)	(276)	(710)

Total deferred benefit	(2,361)	(1,256)	(3,224)

Total tax provision	$11,966	$11,148	$8,071

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2015	2014	2013
Statutory federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	4.8	4.7	4.7
Dividends received deduction	(1.1)	(1.0)	(1.5)
Bank-owned life insurance	(1.2)	(1.2)	(1.8)
Tax exempt income	(6.0)	(5.4)	(4.0)
Other, net	1.2	1.2	1.9

Effective tax rates	32.7%	33.3%	34.3%

The components of the net deferred tax asset are as follows:

	December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Federal	$18,034	$15,227
State	5,094	4,316

	23,128	19,543

Deferred tax liabilities:
Federal	(1,467)	(3,201)
State	(415)	(732)

	(1,882)	(3,933)

Net deferred tax asset	$21,246	$15,610

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of each item that give rise to deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$13,646	$11,629
Employee benefit and retirement plans	4,880	4,002
Acquisition accounting	2,163	2,241
Net unrealized loss on securities available for sale	1,138	—
Non-accrual interest	1,091	949
Foreclosed real estate	—	409
Other-than-temporary impairment losses	—	97
Other	210	216

	23,128	19,543

Deferred tax liabilities:
Net unrealized gain on securities available for sale	—	(2,189)
Depreciation and amortization	(1,232)	(1,224)
Mortgage servicing rights	(138)	(215)
Other	(512)	(305)

	(1,882)	(3,933)

Net deferred tax asset	$21,246	$15,610

The Company reduces deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is not “more likely than not” that some portion or all of the deferred tax assets will be realized. The Company assesses the realizability of its deferred tax assets by assessing the likelihood of the Company generating federal and state tax income, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse. Based on this assessment, management concluded that a valuation allowance was not required as of December 31, 2015, 2014 and 2013.

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

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2012 through 2015. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2012 are open.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A summary of outstanding financial instruments whose contract amounts represent credit risk is as follows:

	December 31,
	2015	2014
	(In thousands)
Unadvanced portion of existing loans:
Construction	$567,177	$315,206
Home equity line of credit	34,965	32,861
Other lines and letters of credit	149,973	119,352
Commitments to originate:
One- to four-family	15,122	20,641
Commercial real estate	57,589	46,260
Construction	125,367	116,215
Commercial and industrial	45,960	19,013
Other loans	1,159	785

Total loan commitments outstanding	$997,312	$670,333

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

Interest Rate Swaps

The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with commercial business customers to synthetically convert their loans from a variable rate to a fixed rate. The Company pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. Concurrently, the Company enters into an offsetting interest rate swap with a third party financial institution. In the offsetting swap, the Company pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating and probability of default. At December 31, 2015 and 2014, the Company had $1.4 million and $950,000, respectively, in cash pledged for collateral on its interest rate swap with the third party financial institution.

Summary information regarding these derivatives is presented below:

				December 31,
				2015		2014
	Maturity	Interest Rate Paid	Interest Rate Received	Notional Amount	Fair Value	Notional Amount	Fair Value
Customer interest rate swap	10/17/33	1 Mo. Libor + 175bp	Fixed (4.1052%)	$11,100	$1,008	$11,245	$932
Third party interest rate swap	10/17/33	Fixed (4.1052%)	1 Mo. Libor + 175bp	11,100	(1,008)	11,245	(932)

Derivative Loan Commitments

Residential real estate loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. The Company enters into commitments to fund residential real estate loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market. A residential loan commitment requires the Company to originate a loan at a specific interest rate upon the completion of various underwriting requirements. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in loan interest rates. If interest rates increase, the value of these commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. Derivative loan commitments with a notional amount of $6.6 million and $12.2 million were outstanding at December 31, 2015 and 2014, respectively. The fair value of such commitments was a net asset of $15,000 and $123,000 at December 31, 2015 and 2014, respectively.

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Under a “mandatory delivery” contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay the investor a “pair-off” fee, based then-current market prices, to compensate the investor for the shortfall. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price that it will purchase the loan from the Company if the loan to the underlying borrower closes. The Company generally enters into forward sale contracts on the same day it commits to lend funds to a potential borrower. The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. Forward loan sale commitments with a notional amount of $11.1 million and $12.2 million were outstanding at December 31, 2015 and 2014, respectively. The fair value of such commitments was a net asset of $65,000 at December 31, 2015 and a net liability of $22,000 at December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair values of derivative instruments in the consolidated balance sheets.

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
December 31, 2015
Derivative loan commitments	Other assets	$19	Other liabilities	$4
Forward loan sale commitments	Other assets	67	Other liabilities	2
Loan level interest rate swaps	Other assets	1,008	Other liabilities	1,008

Total		$1,094		$1,014

December 31, 2014
Derivative loan commitments	Other assets	$159	Other liabilities	$36
Forward loan sale commitments	Other assets	11	Other liabilities	33
Loan level interest rate swaps	Other assets	932	Other liabilities	932

Total		$1,102		$1,001

The following table presents information pertaining to gains (losses) on the Company’s derivative instruments included in the consolidated statements of net income.

		Years Ended December 31,
Derivative Instrument	Location of Gain/(Loss)	2015	2014	2013
		(In thousands)
Derivative loan commitments	Mortgage banking gains, net	$(108)	$110	$(275)
Forward loan sale commitments	Mortgage banking gains, net	87	(97)	87

Total		$(21)	$13	$(188)

For the year ended December 31, 2015, the Company recognized net mortgage banking gains of $535,000, consisting of $556,000 in net gains on sale of loans and $21,000 in net derivative mortgage banking losses. The Company recognized net mortgage banking gains of $532,000, consisting of $519,000 in net gains on sale of loans and $13,000 in net derivative mortgage banking gains for the year ended December 31, 2014. For the year ended December 31, 2013, the Company recognized net mortgage banking gains of $583,000, consisting of $771,000 in net gains on sale of loans and $188,000 in net derivative mortgage banking losses.

Other Commitments

In December 2015, the Company executed a new core data processing agreement with its current vendor through December 2021. The agreement resulted in an outstanding commitment of $26.0 million as of December 31, 2015, with total annual payments of $4.3 million. In addition, the Company had an outstanding commitment of $839,000 as of December 31, 2015 for the construction of a new branch in the Chinatown district of Boston.

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

11.    EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company has a 401(k) plan to provide retirement benefits for eligible employees. Under this plan, each employee reaching the age of eighteen and having completed at least three months of service in any one twelve-month period, beginning with such employee’s date of employment, can elect to be a participant in the retirement plan. All participants are fully vested upon entering the plan. The Company contributes an amount equal to three percent of an employee’s compensation regardless of the employee’s contributions and makes matching contributions equal to fifty percent of the first six percent of an employee’s compensation contributed to the Plan. For the years ended December 31, 2015, 2014 and 2013, expense attributable to the plan amounted to $1.6 million, $1.4 million and $1.3 million, respectively.

Supplemental Executive Retirement Benefits — Officers and Directors

The Company has supplemental retirement benefit agreements with certain officers. The present value of the estimated future benefits is accrued over the required service periods. At December 31, 2015 and 2014, the accrued liability for these agreements amounted to $6.2 million and $4.9 million, respectively.

The Company also has a Supplemental Executive Retirement Plan for certain directors which provide for a defined benefit obligation, based on the director’s final average compensation. The plan is unfunded for tax purposes. At December 31, 2015 and 2014, the accrued liability for the plan amounted to $1.5 million and $1.4 million, respectively. No amounts were contributed or paid in the form of benefits for the years ended December 31, 2015, 2014 or 2013.

Supplemental executive retirement benefit expense for officers and directors amounted to $1.5 million, $1.1 million and $1.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Share-Based Compensation Plan

On September 17, 2015, stockholders of the Company approved the 2015 Equity Incentive Plan (the “2015 EIP”). The 2015 EIP provides for the award of up to 4,550,000 shares of common stock pursuant to grants of restricted stock awards, incentive stock options and non-qualified stock options; provided, however, that no more than 1,300,000 shares may be issued or delivered pursuant to restricted stock awards and no more than 3,250,000 shares may be issued or delivered in the aggregate pursuant to the exercise of stock options. Pursuant to terms of the 2015 EIP, the Board of Directors has granted restricted stock and stock options to employees and directors. All of the awards granted to date vest evenly over a five year period from the date of the grant and the maximum term of each option is ten years. As of December 31, 2015, there were 700,250 restricted stock awards and 1,854,686 stock options that remain available for future grants.

The Company also maintains the 2008 Equity Incentive Plan (the “2008 EIP”). The 2008 EIP provides for the award of up to 3,547,732 shares of common stock pursuant to grants of restricted stock awards, incentive stock options, non-qualified stock options and stock appreciation rights; provided, however, that no more than 1,013,638 shares may be issued or delivered pursuant to restricted stock awards and no more than 2,534,094 shares may be issued or delivered in the aggregate pursuant to the exercise of stock options or stock appreciation rights. The Board of Directors has granted restricted shares and stock options to employees and directors pursuant to the terms of the 2008 EIP. The options may be treated as stock appreciation rights that are settled in stock at the option of the vested participant. All of the awards granted to date vest evenly over a five year period from the date of the grant and the maximum term of each option is ten years. As of December 31, 2015, there were 3,097 restricted stock awards and 6,909 stock options that remain available for future grants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option award for the 2015 EIP and 2008 EIP is estimated on the date of grant using the Black-Scholes Option-Pricing Model. The expected volatility is based on historical volatility of the stock price. The dividend yield assumption is based on the Company’s expectation of dividend payouts. The Company uses historical employee turnover data to determine the expected forfeiture rate in the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the date of grant.

The Company utilized the simplified method of calculating the expected term of the options granted in 2015 for the 2015 EIP and 2008 EIP because limited historical data specific to the shares exists at the present time. The simplified method is an appropriate method because the option awards are “plain vanilla” shares that are valued utilizing the Black-Scholes method. The weighted-average assumptions used and fair value for options granted during the years ended December 31, 2015 and December 31, 2013 are as follows:

	2015	2013
Expected term (years)	6.50	6.50
Expected dividend yield	0.83%	0.44%
Expected volatility	26.02%	30.94%
Expected forfeiture rate	6.02%	—%
Risk-free interest rate	1.77%	1.19%
Weighted average fair value of options granted	$3.78	$2.38

The weighted average grant date fair value of options granted in 2015 and 2013 was $5.9 million and $289,000, respectively. There were no options granted during the year ended December 31, 2014.

A summary of options and SARs under the plans as of December 31, 2015, and activity during the year then ended, is presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)
Options outstanding at beginning of year	2,233,308	$4.11	4.61
Options granted	1,558,514	14.05
Options exercised	(59,622)	3.90
SARs exercised	(204,375)	3.67
Forfeited	(14,358)	9.74

Options outstanding at end of year	3,513,467	$8.53	6.34

Options exercisable at end of year	1,853,570	$4.00	3.42

The aggregate intrinsic value, which fluctuates based on changes in the fair market value of the Company’s stock, is $19.5 million and $18.7 million for all outstanding and exercisable options, respectively, at December 31, 2015, based on a closing stock price of $14.10. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2015 and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2015. The total pre-tax intrinsic value for exercised options exercised was $2.3 million, $287,000 and $114,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The total pre-tax intrinsic value for options exercised represents the difference between the weighted-average closing market stock price on the exercise date and the weighted-average exercise price, multiplied by the number of options exercised during the year.

Shares for the exercise of stock options are expected to come from the Company’s authorized and unissued shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s non-vested restricted stock activity for the year ended December 31, 2015:

	Number of Shares	Weighted- Average Grant-Date Fair Value

Non-vested restricted stock at beginning of year	138,847	$6.93
Granted	692,400	14.05
Vested	(46,986)	6.36
Forfeited	(6,920)	11.51

Non-vested restricted stock at end of year	777,341	13.27

The total fair value of restricted shares vested in 2015 was $662,000.

For the years ended December 31, 2015, 2014 and 2013, share-based compensation expense under the plans and the related tax benefit totaled $1.1 million and $289,000, $792,000 and $218,000, and $1.2 million and $325,000, respectively.

As of December 31, 2015, there was $15.1 million of total unrecognized compensation expense related to non-vested options and restricted shares granted under the plan. This cost is expected to be recognized over a weighted-average period of 4.7 years.

Employee Stock Ownership Plan

The Company established an ESOP for its eligible employees effective January 1, 2008 to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits. The ESOP acquired 2,027,275 shares in the Company’s initial stock offering with the proceeds of a loan totaling $8.3 million from the Company’s subsidiary, Meridian Interstate Funding Corporation. The loan was payable annually over 20 years at a rate of 6.5%. In conjunction with the Conversion, Meridian Interstate Funding Corporation was liquidated and merged into the Company. The Company refinanced the original loan to the ESOP with an additional $16.3 million payable over 25 years at a rate of 3.5%. The ESOP then acquired an additional 1,625,000 shares at $10.00 per share representing 5% of the shares issued in the Company’s second-step offering with proceeds from the Company’s loan to the ESOP. In total, the ESOP has purchased 3,652,275 shares at an average price of $7.22 per share. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The Company’s annual cash contributions to the ESOP at a minimum will be sufficient to service the annual debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid. Cash dividends received on unallocated shares are utilized to prepay the loan and dividends received on allocated shares are distributed to the participants.

At December 31, 2015, the remaining principal balance on the ESOP debt is payable as follows:

Year Ending December 31,	Amount
(In thousands)
2016	$646
2017	667
2018	689
2019	711
2020	734
Thereafter	18,153

$21,600

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shares held by the ESOP include the following:

	December 31,
	2015	2014
	(In thousands)
Allocated	729	608
Committed to be allocated	122	122
Unallocated	2,801	2,922

	3,652	3,652

The fair value of the unallocated shares was $39.5 million and $32.8 million at December 31, 2015 and 2014, respectively. Total compensation expense recognized in connection with the ESOP for the years ended December 31, 2015, 2014 and 2013 was $1.6 million, $1.3 million and $814,000, respectively.

Bank-Owned Life Insurance

The Company is the sole owner of life insurance policies pertaining to certain employees. The Company has entered into agreements with these employees whereby the Company will pay to the employees’ estate or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policies. These post-retirement benefits are accrued over the expected service period of the employees. Expense associated with this post-retirement benefit for the years ended December 31, 2015, 2014 and 2013 amounted to $410,000, $490,000 and $567,000, respectively.

Incentive Compensation Plan

Eligible officers and employees of the Company participate in an incentive compensation plan which is based on various factors as set forth by the Executive Committee. Incentive compensation plan expense for the years ended December 31, 2015, 2014 and 2013 amounted to $4.2 million, $3.5 million and $3.3 million, respectively.

12.    RELATED PARTY TRANSACTIONS

Loans

The following summarizes the activity with respect to loans made to the Company’s officers and directors, and their affiliates.

	Years Ended December 31,
	2015	2014
	(In thousands)
Balance at beginning of year	$1,811	$1,042
Additions	94	1,155
Reductions	(594)	(386)

Balance at end of year	$1,311	$1,811

Such loans are made in the normal course of business at the Bank’s normal credit terms, including interest rate and collateral requirements, and do not represent more than a normal risk of collection.

Deposits

Deposits from related parties totaled $22.0 million and $21.8 million at December 31, 2015 and 2014, respectively. All such deposits were accepted in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with other persons.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    STOCKHOLDERS’ EQUITY

Minimum Regulatory Capital Requirements

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

Effective January 1, 2015, federal banking regulations changed with regard to minimum capital requirements for community banking institutions. The regulations include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6%, and include a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total to risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer will be phased in over three years, beginning on January 1, 2016. Also, certain new deductions from and adjustments to regulatory capital will be phased in over several years. Management believes that the Company’s capital levels will remain characterized as “well-capitalized” throughout the phase in periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s and the Bank’s actual capital amounts and ratios follow:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2015
Total Capital (to Risk Weighted Assets):
Company	$606,611	17.5%	$277,591	8.0%	$346,989	10.0%
Bank	442,978	12.7	279,604	8.0	349,505	10.0
Tier 1 Capital (to Risk Weighted Assets):
Company	573,206	16.5	208,194	6.0	277,591	8.0
Bank	409,573	11.7	209,703	6.0	279,604	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	573,206	16.5	156,145	4.5	225,543	6.5
Bank	409,573	11.7	157,277	4.5	227,179	6.5
Tier 1 Capital (to Average Assets):
Company	573,206	16.7	137,245	4.0	171,557	5.0
Bank	409,573	12.5	130,988	4.0	163,735	5.0
December 31, 2014
Total Capital (to Risk Weighted Assets):
Company	$591,563	20.3%	$232,621	8.0%	N/A	N/A
Bank	416,069	14.9	223,348	8.0	$279,185	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Company	561,072	19.3	116,311	4.0	N/A	N/A
Bank	385,578	13.8	111,674	4.0	167,511	6.0
Tier 1 Capital (to Average Assets):
Company	561,072	17.4	128,662	4.0	N/A	N/A
Bank	385,578	12.3	125,176	4.0	156,470	5.0

A reconciliation of the Company’s and Bank’s stockholders’ equity to regulatory capital follows:

	December 31, 2015
	Consolidated	Bank
	(In thousands)
Total stockholders’ equity per financial statements	$588,126	$424,535
Adjustments to Tier 1 and Common Equity Tier 1 capital:
Accumulated other comprehensive loss	2,092	2,050
Net unrealized losses on marketable equity securities	(3,325)	(3,325)
Goodwill disallowed	(13,687)	(13,687)

Total Tier 1 and Common Equity Tier 1 capital	573,206	409,573

Adjustments to total capital:
Allowance for loan losses	33,405	33,405

Total regulatory capital	$606,611	$442,978

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2014
	Consolidated	Bank
	(In thousands)
Total stockholders’ equity per financial statements	$577,710	$402,247
Adjustments to Tier 1 capital:
Accumulated other comprehensive income	(2,898)	(2,929)
Goodwill disallowed	(13,687)	(13,687)
Servicing assets disallowed	(53)	(53)

Total Tier 1 capital	561,072	385,578

Adjustments to total capital:
Allowance for loan losses	28,469	28,469
45% of net unrealized gains on marketable equity securities	2,022	2,022

Total regulatory capital	$591,563	$416,069

Liquidation Account

At the time of the minority stock offering, which was completed on January 22, 2008, the Company established a liquidation account totaling $114.2 million. The liquidation account is equal to the net worth of the Company as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the minority stock offering. In addition, the Company also established a secondary liquidation account totaling $150.2 million in connection with the second-step offering that was completed on July 28, 2014. This liquidation account is equal to Meridian Financial Services, Incorporated’s ownership interest in Old Meridian’s total stockholders’ equity as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection second-step stock offering plus the value of the net assets of Meridian Financial Services, Incorporated as of the date of the latest statement of financial condition of Meridian Financial Services, Incorporated prior to the consummation of the conversion (excluding its ownership of Old Meridian). The liquidation accounts are maintained for the benefit of the eligible account holders and supplemental eligible account holders who maintain their accounts at the Bank after the offerings. The liquidation accounts are reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an account holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts held then. At December 31, 2015, the minority stock offering and second-step offering liquidation accounts amounted to $16.3 million and $83.1 million, respectively.

Other Capital Restrictions

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount for dividends which may be paid in any calendar year cannot exceed the Bank’s net income for the current year, plus the Bank’s net income retained for the two previous years, without regulatory approval. At December 31, 2015, the Bank’s retained earnings available for the payment of dividends was $61.7 million. Loans or advances are limited to 10% of the Bank’s capital stock and surplus on a secured basis. Funds available for loans or advances by the Bank to the Company amounted to $42.5 million. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Stock Repurchases and Dividends

The Company may use capital management tools such as cash dividends and common share repurchases. Massachusetts regulations restrict repurchases for the first three years following the second-step conversion

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

except where compelling and valid business reasons are established to the satisfaction of the Massachusetts Commissioner of Banks. The Company is also subject to the Federal Reserve Board’s notice provisions for stock repurchases. In August 2015, the Company received regulatory approval from the Massachusetts Commissioner of Banks and a non-objection from the Federal Reserve Bank to adopt a stock repurchase program for up to 5% of its common stock. As of December 31, 2015, the Company had repurchased 722,104 shares of its stock at an average price of $13.06 per share, or 26.4% of the 2,737,334 shares authorized for repurchase under the Company’s repurchase program. For the year ended December 31, 2015, the Company’s Board of Directors declared two quarterly cash dividends of $0.03 per common share on August 27, 2015 and December 9, 2015. The first dividend was paid on October 1, 2015 to stockholders of record at the close of business on September 17, 2015. The second dividend was paid on January 6, 2016 to stockholders of record at the close of business on December 23, 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Forward loan sale commitments and derivative loan commitments — Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and for derivative loan commitments, fair values also include the value of servicing and the probability of such commitments being exercised. Management judgment and estimation is required in determining these fair value measurements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	December 31, 2015
	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Assets:
Debt securities	$—	$78,095	$—	$78,095
Marketable equity securities	63,551	—	—	63,551
Derivative loan commitments	—	—	19	19
Forward loan sale commitments	—	—	67	67
Loan level interest rate swaps	—	—	1,008	1,008

Total assets	$63,551	$78,095	$1,094	$142,740

Liabilities:
Derivative loan commitments	$—	$—	$4	$4
Forward loan sale commitments	—	—	2	2
Loan level interest rate swaps	—	—	1,008	1,008

Total liabilities	$—	$—	$1,014	$1,014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2014
	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Assets:
Debt securities	$—	$125,051	$—	$125,051
Marketable equity securities	78,470	—	—	78,470
Derivative loan commitments	—	—	159	159
Forward loan sale commitments	—	—	11	11
Loan level interest rate swaps	—	—	932	932

Total assets	$78,470	$125,051	$1,102	$204,623

Liabilities:
Derivative loan commitments	$—	$—	$36	$36
Forward loan sale commitments	—	—	33	33
Loan level interest rate swaps	—	—	932	932

Total liabilities	$—	$—	$1,001	$1,001

For the years ended December 31, 2015, 2014 and 2013, there were no transfers in or out of Levels 1 and 2 and the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis are as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Derivative loan commitments and forward sale commitments, net:
Beginning balance	$101	$88	$276
Total realized and unrealized (loss) gain included in net income	(21)	13	(188)

Ending balance	$80	$101	$88

Total realized gain relating to instruments still held at year end	$80	$101	$88

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

	December 31, 2015			Year Ended December 31, 2015
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Impaired loans	$—	$—	$20,452	$2,399

	$—	$—	$20,452	$2,399

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2014			Year Ended December 31, 2014
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Impaired loans	$—	$—	$13,664	$25
Foreclosed real estate	—	—	1,046	250

	$—	$—	$14,710	$275

Certain impaired loans were adjusted to fair value, less estimated cost to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for loan losses. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties.

Certain properties in foreclosed real estate were adjusted to fair value using appraised values of collateral, less estimated cost to sell, and adjusted as necessary by management based on unobservable inputs for specific properties. The loss on foreclosed assets represents adjustments in valuation recorded during the time period indicated and not for losses incurred on sales.

Summary of Fair Values of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

	December 31, 2015
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and due from banks	$96,363	$96,363	$—	$—	$96,363
Certificates of deposit	99,062	—	99,205	—	99,205
Securities available for sale	141,646	63,551	78,095	—	141,646
Federal Home Loan Bank stock	10,931	—	—	10,931	10,931
Loans and loans held for sale, net	3,049,911	—	—	3,096,160	3,096,160
Accrued interest receivable	8,574	—	—	8,574	8,574
Financial liabilities:
Deposits	2,743,018	—	—	2,749,601	2,749,601
Borrowings	167,226	—	167,702	—	167,702
Accrued interest payable	890	—	—	890	890
On-balance sheet derivative financial instruments:
Assets:
Derivative loan commitments	19	—	—	19	19
Forward loan sale commitments	67	—	—	67	67
Loan level interest rate swaps	1,008	—	—	1,008	1,008
Liabilities:
Derivative loan commitments	4	—	—	4	4
Forward loan sale commitments	2	—	—	2	2
Loan level interest rate swaps	1,008	—	—	1,008	1,008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and due from banks	$205,732	$205,732	$—	$—	$205,732
Certificates of deposit	85,000	—	85,096	—	85,096
Securities available for sale	203,521	78,470	125,051	—	203,521
Federal Home Loan Bank stock	12,725	—	—	12,725	12,725
Loans and loans held for sale, net	2,649,878	—	—	2,666,049	2,666,049
Accrued interest receivable	7,748	—	—	7,748	7,748
Financial liabilities:
Deposits	2,503,935	—	—	2,507,982	2,507,982
Borrowings	171,899	—	172,074	—	172,074
Accrued interest payable	891	—	—	891	891
On-balance sheet derivative financial instruments:
Assets:
Derivative loan commitments	159	—	—	159	159
Forward loan sale commitments	11	—	—	11	11
Loan level interest rate swaps	932	—	—	932	932
Liabilities:
Derivative loan commitments	36	—	—	36	36
Forward loan sale commitments	33	—	—	33	33
Loan level interest rate swaps	932	—	—	932	932

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Meridian Bancorp, Inc. is as follows:

	December 31,
	2015	2014
	(In thousands)
BALANCE SHEETS
Assets
Cash and cash equivalents from subsidiary	$3,448	$12,249
Cash and cash equivalents from other banks	10,065	9,006

Total cash and cash equivalents	13,513	21,255
Certificates of deposit	99,062	85,000
Securities available for sale, at fair value	30,057	44,945
Investment in subsidiaries	424,535	402,247
ESOP loan receivable	21,600	22,226
Other assets	2,995	3,816

Total assets	$591,762	$579,489

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$3,636	$1,779
Stockholders’ equity	588,126	577,710

Total liabilities and stockholders’ equity	$591,762	$579,489

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
STATEMENTS OF INCOME
Income:
Interest on ESOP loan	$722	$574	$—
Interest on certificates of deposit	624	47	—
Interest and dividend income on securities	151	10	260
Other interest and dividend income	82	12	—
Gain on sale of securities, net	—	—	940

Total income	1,579	643	1,200
Operating expenses	993	808	958

Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	586	(165)	242
Applicable income tax provision (benefit)	240	(67)	63

	346	(98)	179
Equity in undistributed earnings of subsidiaries	24,261	22,425	15,250

Net income	$24,607	$22,327	$15,429

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
Net income	$24,607	$22,327	$15,429
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed earnings of subsidiaries	(24,261)	(22,425)	(15,250)
Net (accretion) amortization of securities available for sale	(3)	—	3
Gain on sales of securities, net	—	—	(940)
Share-based compensation expense	97	140	287
Decrease (increase) in other assets	828	(1,489)	(76)
Increase (decrease) in other liabilities	211	1,708	(438)

Net cash provided (used) by operating activities	1,479	261	(985)

Cash flows from investing activities:
Purchases of certificates of deposit	(26,562)	(85,000)	—
Maturities of certificates of deposit	12,500	—	—
Activity in securities available for sale:
Redemption (purchase) of mutual funds, net	19,882	(18,981)	11,784
Proceeds from sales	—	—	12,266
Purchases	(5,009)	(24,991)	—
Cash received in MHC merger	—	2,640	—
Capital contribution from subsidiary	—	3,034	—
Capital contribution to bank subsidiary	—	(159,266)	(22,000)

Net cash provided (used) by investing activities	811	(282,564)	2,050

Cash flows from financing activities:
Net proceeds from sale of common stock	—	302,281	—
Principal payments on ESOP loan receivable	626	1,025	—
Cash dividends paid on common stock	(1,462)	—	—
Repurchase of common stock	(9,428)	—	(1,698)
Stock options exercised	232	69	35

Net cash (used) provided by financing activities	(10,032)	303,375	(1,663)

Net change in cash and cash equivalents	(7,742)	21,072	(598)
Cash and cash equivalents at beginning of year	21,255	183	781

Cash and cash equivalents at end of year	$13,513	$21,255	$183

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.    SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (Unaudited)

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

	Years Ended December 31,
	2015				2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share amounts)
Interest and dividend income	$32,639	$31,338	$29,787	$29,578	$28,885	$27,865	$26,301	$25,628
Interest expense	5,300	5,125	4,841	5,185	5,280	5,145	5,062	5,026

Net interest income	27,339	26,213	24,946	24,393	23,605	22,720	21,239	20,602
Provision for loan losses(1)	544	2,412	3,651	60	1,829	655	696	133

Net interest income, after provision for loan losses	26,795	23,801	21,295	24,333	21,776	22,065	20,543	20,469
Non-interest income(2)	2,674	2,797	4,219	3,350	4,348	3,687	4,037	3,984
Non-interest expenses	19,187	18,089	17,347	18,068	17,025	16,707	16,281	17,421

Income before income taxes	10,282	8,509	8,167	9,615	9,099	9,045	8,299	7,032
Provision for income taxes	3,407	2,767	2,582	3,210	3,062	3,030	2,795	2,261

Net income	$6,875	$5,742	$5,585	$6,405	$6,037	$6,015	$5,504	$4,771

Earnings per share:
Basic	$0.13	$0.11	$0.11	$0.12	$0.12	$0.12	$0.10	$0.09
Diluted	$0.13	$0.11	$0.11	$0.12	$0.11	$0.11	$0.10	$0.09
Weighted average shares:
Basic	51,982,009	51,940,055	52,074,889	51,862,146	51,734,726	52,043,346	53,047,448	53,011,922
Diluted	53,092,652	53,023,850	53,166,560	53,003,621	52,874,822	53,156,287	54,125,765	54,069,601

(1)

The changes in the provision for loan losses were based on management’s assessment of loan portfolio growth and composition changes, historical charge-off trends, and ongoing evaluation of credit quality and current economic conditions. The provision for loan losses for the second quarter of 2015 reflected higher expense primarily due to a $2.3 million charge-off related to a construction loan relationship. For the fourth quarter of 2014, the provision for loan losses reflected higher provision expense primarily due to loan portfolio growth occurring in the quarter.

(2)	Non-interest income fluctuates each quarter primarily due to net securities gains.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The information in the Company’s definitive Proxy Statement, prepared for the 2016 Annual Meeting of Shareholders, which contains information concerning directors of the Company under the captions “Election of Directors” and “Information About the Board of Directors”; information concerning executive officers of the Company under the caption “Information About the Executive Officers”; information concerning the code of ethics, the audit committee and its composition and the audit committee financial expert under the under caption “Corporate Governance;” and information concerning Section 16(a) compliance under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference or will be filed by an amendment to this Annual Report.

A copy of the Company’s Code of Ethics and Business Conduct is available to stockholders on the Corporate Governance portion of the Investors Relations section on the Bank’s website at www.ebsb.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information in the Company’s definitive Proxy Statement, prepared for the 2016 Annual Meeting of Shareholders, which contains information concerning this item, under the captions “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation,” is incorporated herein by reference or will be filed by an amendment to this Annual Report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Company’s definitive Proxy Statement, prepared for the 2016 Annual Meeting of Shareholders, which contains information concerning this item, under the caption “Stock Ownership” is incorporated herein by reference or will be filed by an amendment to this Annual Report.

Equity Compensation Plan Information

The following table provides information as of December 31, 2015, regarding shares outstanding and available for issuance under the Company’s equity compensation plan. Additional information regarding stock-based compensation is presented in Note 11, “Employee Benefit Plans” of the Notes to Consolidated Financial Statements within Part II, Item 8, “Financial Statements and Supplementary Data.” Other than our employee stock ownership plan, there are no equity compensation plans not approved by security holders.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	3,513,467	$8.53	2,564,942
Equity compensation plans not approved by security holders	—	—	—

Total	3,513,467	$8.53	2,564,942

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The “Transactions with Certain Related Persons” and information concerning directors independence of the Company under the caption “Election 1 – Election of Directors” section of the 2016 Proxy Statement is incorporated herein by reference or filed by an amendment to this Annual Report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the 2016 Proxy Statement is incorporated herein by reference or filed by an amendment to this Annual Report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets — at December 31, 2015 and 2014

(C)	Consolidated Statements of Net Income — Years ended December 31, 2015, 2014 and 2013

(D)	Consolidated Statements of Comprehensive Income — Years ended December 31, 2015, 2014 and 2013

(E)	Consolidated Statements of Changes in Stockholders’ Equity — Years ended December 31, 2015, 2014 and 2013

(F)	Consolidated Statements of Cash Flows — Years ended December 31, 2015, 2014 and 2013

(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

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
10.8

2008 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting, as filed with the Securities and Exchange Commission on July 11, 2008)

10.9

Termination Amendment for the Amended and Restated Employment Agreement between Edward J. Merritt and East Boston Savings Bank dated December 10, 2015 filed as an exhibit to Form 8-K filed on December 10, 2015

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

10.13	Amended and Restated Two-Year Change in Control Agreement between Mark Abbate and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014
10.14	Incentive Compensation Plan filed as an exhibit to Form 10-K filed on March 17, 2014
10.15	Amended and Restated Two-Year Change in Control Agreement between John Migliozzi and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014
10.16	East Boston Non-Qualified Supplemental Employee Stock Ownership Plan dated October 1, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014
10.17	Amended and Restated Two-Year Change in Control Agreement between Frank Romano and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-K filed on March 13, 2015

10.18	Form of Restricted Stock Award Agreement under the Meridian Bancorp, Inc. 2015 Equity Incentive Plan filed as an exhibit to Form 8-K filed on November 5, 2015
10.19	Two-Year Change in Control Agreement between Edward J. Merritt and East Boston Savings Bank dated December 10, 2015 filed as an exhibit to Form 8-K filed on December 10, 2015
10.20

Freeze Amendment to the Amended and Restated Supplemental Executive Retirement Agreement between East Boston Savings Bank and Edward J. Merritt dated December 10, 2015 filed as an exhibit to Form 8-K filed on December 10, 2015

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

MERIDIAN BANCORP, INC. (Registrant)

Date: March 11, 2016	By:	/s/ Richard J. Gavegnano
Richard J. Gavegnano Chairman, President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard J. Gavegnano Richard J. Gavegnano	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 11, 2016

/s/ Mark L. Abbate Mark L. Abbate	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2016

/s/ Marilyn A. Censullo Marilyn A. Censullo	Director	March 11, 2016

/s/ Anna R. DiMaria Anna R. DiMaria	Director	March 11, 2016

/s/ Richard F. Fernandez Richard F. Fernandez	Director	March 11, 2016

/s/ Domenic A. Gambardella Domenic A. Gambardella	Director	March 11, 2016

Thomas J. Gunning	Director	March 11, 2016

/s/ Carl A. LaGreca Carl A. LaGreca	Director	March 11, 2016

/s/ Edward L. Lynch Edward L. Lynch	Director	March 11, 2016

/s/ Edward J. Merritt Edward J. Merritt	Director	March 11, 2016

/s/ Gregory F. Natalucci Gregory F. Natalucci	Director	March 11, 2016

/s/ James G. Sartori James G. Sartori	Director	March 11, 2016