Form 10-Q
period 2016-03-31
Meridian Bancorp, Inc.
filed 2016-05-09
CIK 1600125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2016

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

At May 2, 2016, the registrant had 53,926,002 shares of $0.01 par value common stock outstanding.

MERIDIAN BANCORP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
ASSETS
Cash and due from banks	$154,122	$96,363
Certificates of deposit	92,675	99,062
Securities available for sale, at fair value	132,115	141,646
Federal Home Loan Bank stock, at cost	13,021	10,931
Loans held for sale	1,194	4,669

Loans, net of fees and costs	3,242,126	3,078,647
Less allowance for loan losses	(34,390)	(33,405)

Loans, net	3,207,736	3,045,242

Bank-owned life insurance	39,859	39,557
Foreclosed real estate, net	638	—
Premises and equipment, net	40,733	40,248
Accrued interest receivable	8,831	8,574
Deferred tax asset, net	20,868	21,246
Goodwill	13,687	13,687
Other assets	3,976	3,284

Total assets	$3,729,455	$3,524,509

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non interest-bearing	$388,731	$370,546
Interest-bearing	2,522,688	2,372,472

Total deposits	2,911,419	2,743,018

Short-term borrowings	—	20,000
Long-term debt	211,426	147,226
Accrued expenses and other liabilities	23,926	26,139

Total liabilities	3,146,771	2,936,383

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 53,895,870 and 54,875,237 shares issued at March 31, 2016 and December 31, 2015, respectively	539	549
Additional paid-in capital	391,399	403,737
Retained earnings	212,158	206,214
Accumulated other comprehensive loss	(1,350)	(2,092)
Unearned compensation - ESOP, 2,770,123 and 2,800,564 shares at March 31, 2016 and December 31, 2015, respectively	(20,062)	(20,282)

Total stockholders’ equity	582,684	588,126

Total liabilities and stockholders’ equity	$3,729,455	$3,524,509

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$33,097	$28,332
Interest on debt securities:
Taxable	266	511
Tax-exempt	33	42
Dividends on equity securities	400	387
Interest on certificates of deposit	170	136
Other interest and dividend income	218	170

Total interest and dividend income	34,184	29,578

Interest expense:
Interest on deposits	5,228	4,677
Interest on short-term borrowings	6	—
Interest on long-term debt	571	508

Total interest expense	5,805	5,185

Net interest income	28,379	24,393
Provision for loan losses	1,066	60

Net interest income, after provision for loan losses	27,313	24,333

Non-interest income:
Customer service fees	1,947	1,757
Loan fees	312	166
Mortgage banking gains, net	70	110
Gain on sales of securities, net	59	1,020
Income from bank-owned life insurance	302	296
Other income	2	1

Total non-interest income	2,692	3,350

Non-interest expenses:
Salaries and employee benefits	12,513	11,167
Occupancy and equipment	2,484	2,620
Data processing	1,257	1,263
Marketing and advertising	713	894
Professional services	613	673
Foreclosed real estate	8	14
Deposit insurance	452	461
Other general and administrative	1,190	976

Total non-interest expenses	19,230	18,068

Income before income taxes	10,775	9,615
Provision for income taxes	3,298	3,210

Net income	$7,477	$6,405

Earnings per share:
Basic	$0.14	$0.12
Diluted	$0.14	$0.12
Weighted average shares:
Basic	51,569,683	51,862,146
Diluted	52,663,921	53,003,621

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net income	$7,477	$6,405

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gain (loss)	1,375	(961)
Reclassification adjustment for gains realized in income (1)	(59)	(1,020)

Net unrealized gain (loss)	1,316	(1,981)
Tax effect	(574)	790

Total other comprehensive income (loss)	742	(1,191)

Comprehensive income	$8,219	$5,214

(1)	Amounts are included in gain on sales of securities, net in the Consolidated Statements of Net Income. Provisions for income tax associated with the reclassification adjustments for the three months ended March 31, 2016 and 2015 were $26,000 and $407,000, respectively.

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation - ESOP	Total
	(Dollars in thousands)

Three Months Ended March 31, 2015
Balance at December 31, 2014	54,708,066	$547	$410,714	$184,715	$2,898	$(21,164)	$577,710
Comprehensive income	—	—	—	6,405	(1,191)	—	5,214
ESOP shares earned (30,441 shares)	—	—	150	—	—	220	370
Share-based compensation expense - stock options, net of awards forfeited	—	—	31	—	—	—	31
Share-based compensation expense - restricted stock, net of awards forfeited	88,700	1	73	—	—	—	74
Excess tax benefits in connection with share-based compensation	—	—	149	—	—	—	149
Stock options exercised	149,928	1	56	—	—	—	57

Balance at March 31, 2015	54,946,694	$549	$411,173	$191,120	$1,707	$(20,944)	$583,605

Three Months Ended March 31, 2016
Balance at December 31, 2015	54,875,237	$549	$403,737	$206,214	$(2,092)	$(20,282)	$588,126
Comprehensive income	—	—	—	7,477	742	—	8,219
Dividends declared ($0.03 per share)	—	—	—	(1,533)	—	—	(1,533)
Repurchased stock related to buyback program	(976,417)	(10)	(13,372)	—	—	—	(13,382)
ESOP shares earned (30,441 shares)	—	—	194	—	—	220	414
Share-based compensation expense - stock options, net of awards forfeited	—	—	297	—	—	—	297
Share-based compensation expense - restricted stock, net of awards forfeited	(4,950)	—	530	—	—	—	530
Excess tax benefits in connection with share-based compensation	—	—	6	—	—	—	6
Stock options exercised	2,000	—	7	—	—	—	7

Balance at March 31, 2016	53,895,870	$539	$391,399	$212,158	$(1,350)	$(20,062)	$582,684

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)

Cash flows from operating activities:
Net income	$7,477	$6,405
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of acquisition fair value adjustments	(39)	(23)
ESOP shares earned	414	370
Provision for loan losses	1,066	60
Accretion of net deferred loan origination fees	(289)	(150)
Net accretion of securities available for sale	(17)	(23)
Depreciation and amortization expense	712	595
Gain on sales of securities, net	(59)	(1,020)
Deferred income tax (benefit) provision	(196)	3
Income from bank-owned life insurance	(302)	(296)
Share-based compensation expense	827	105
Excess tax benefits in connection with share-based compensation	(6)	(149)
Net changes in:
Loans held for sale	3,475	(4,843)
Accrued interest receivable	(257)	203
Other assets	(692)	3,199
Accrued expenses and other liabilities	(2,094)	(2,350)

Net cash provided by operating activities	10,020	2,086

Cash flows from investing activities:
Maturities of certificates of deposit	16,504	—
Purchases of certificates of deposit	(10,117)	—
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	8,388	9,558
Purchase of mutual funds, net	(39)	(3)
Proceeds from sales	3,914	4,662
Purchases	(1,344)	(8,557)
Loans originated, net of principal payments received	(163,892)	(2,049)
Purchases of premises and equipment	(1,176)	(767)
Purchase of Federal Home Loan Bank stock	(2,090)	—

Net cash (used in) provided by investing activities	(149,852)	2,844

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)

Cash flows from financing activities:
Net increase in deposits	168,406	90,354
Net change in borrowings with maturities less than three months	(20,000)	—
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	90,000	—
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(25,800)	(27,789)
Stock options exercised	7	57
Excess tax benefits in connection with share-based compensation	6	149
Cash dividends paid on common stock	(1,646)	—
Repurchase of common stock	(13,382)	—

Net cash provided by financing activities	197,591	62,771

Net change in cash and cash equivalents	57,759	67,701

Cash and cash equivalents at beginning of period	96,363	205,732

Cash and cash equivalents at end of period	$154,122	$273,433

Supplemental cash flow information:
Interest paid on deposits	$5,143	$4,733
Interest paid on borrowings	541	534
Income taxes paid, net of refunds	3,026	1,390
Non-cash investing and financing activities:
Transfers from loans to foreclosed real estate	638	—
Net amount due from broker on security transactions	—	2,806

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

The consolidated financial statements include the accounts of the Company and all other entities in which it has a controlling financial interest. The Company owns the Bank. The Bank’s subsidiaries include Prospect, Inc., which engages in securities transactions on its own behalf, EBOSCO, LLC and Berkeley Riverbend Estates LLC, both can hold foreclosed real estate, and East Boston Investment Services, Inc., which is authorized for third-party investment sales and is currently inactive. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 which was filed with the Securities and Exchange Commission (“SEC”) on March 11, 2016, and is available through the SEC’s website at www.sec.gov.

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

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of this ASU was to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted, but not before annual periods beginning after December 31, 2016. The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall, (Subtopic 825-10). The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Targeted changes to generally accepted accounting principles include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has a portfolio of equity investments and if such guidance were effective for the three months ended March 31, 2016, a net unrealized gain of approximately $1.3 million and related deferred tax benefit of $451,000 would have been recognized in net income, instead of in other comprehensive income. The impact of this guidance on future periods is dependent on future market conditions and investment activity.

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

In February 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic718). This update is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The update will be effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently reviewing this ASU to determine the impact on its consolidated financial statements.

3.	EARNINGS PER SHARE

Basic earnings per share excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Rights to dividends on unvested stock awards are non-forfeitable, therefore these unvested stock awards are considered outstanding in the computation of basic earnings per share. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents (such as options) were issued during the period. Unallocated common shares held by the Employee Stock Ownership Plan are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

Basic and diluted earnings per share have been computed based on the following:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except per share amounts)

Net income available to common stockholders	$7,477	$6,405

Basic weighted average shares outstanding	51,569,683	51,862,146
Effect of dilutive stock options	1,094,238	1,141,475

Diluted weighted average shares outstanding	52,663,921	53,003,621

Earnings per share:
Basic	$0.14	$0.12
Diluted	$0.14	$0.12

For the three months ended March 31, 2016, options for the exercise of 392,753 shares were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. There were no anti-dilutive options for the three months ended March 31, 2015.

4.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

March 31, 2016
Debt securities:
Corporate bonds:
Financial services	$24,449	$69	$(32)	$24,486
Industrials	3,000	4	—	3,004

Total corporate bonds	27,449	73	(32)	27,490
Government-sponsored enterprises	5,000	10	(2)	5,008
Municipal bonds	4,300	80	—	4,380
Residential mortgage-backed securities:
Government-sponsored enterprises	6,600	450	(2)	7,048
Private label	858	24	—	882
U.S. treasury securities	24,997	2	—	24,999

Total debt securities	69,204	639	(36)	69,807

Marketable equity securities:
Common stocks:
Basic materials	12,207	365	(2,838)	9,734
Consumer products and services	18,435	1,696	(1,190)	18,941
Financial services	12,478	691	(1,274)	11,895
Healthcare	9,608	649	(294)	9,963
Industrials	5,456	451	(182)	5,725
Technology	4,987	271	(396)	4,862

Total common stocks	63,171	4,123	(6,174)	61,120
Money market mutual funds	1,232	—	(44)	1,188

Total marketable equity securities	64,403	4,123	(6,218)	62,308

Total securities available for sale	$133,607	$4,762	$(6,254)	$132,115

December 31, 2015
Debt securities:
Corporate bonds:
Financial services	$26,430	$101	$(42)	$26,489
Industrials	2,999	11	—	3,010

Total corporate bonds	29,429	112	(42)	29,499
Government-sponsored enterprises	11,000	2	(40)	10,962
Municipal bonds	4,326	89	—	4,415
Residential mortgage-backed securities:
Government-sponsored enterprises	6,948	436	(3)	7,381
Private label	878	26	—	904
U.S. treasury securities	24,996	—	(62)	24,934

Total debt securities	77,577	665	(147)	78,095

Marketable equity securities:
Common stocks:
Basic materials	13,221	370	(4,043)	9,548
Consumer products and services	18,987	1,060	(1,578)	18,469
Financial services	11,821	782	(649)	11,954
Healthcare	9,403	1,050	(117)	10,336
Industrials	5,308	96	(573)	4,831
Technology	4,987	138	(559)	4,566
Utilities	1,956	757	(11)	2,702

Total common stocks	65,683	4,253	(7,530)	62,406
Money market mutual funds	1,193	—	(48)	1,145

Total marketable equity securities	66,876	4,253	(7,578)	63,551

Total securities available for sale	$144,453	$4,918	$(7,725)	$141,646

At March 31, 2016, securities with an amortized cost of $8.4 million and $825,000 were pledged as collateral for Federal Home Loan Bank of Boston borrowings and for the Federal Reserve Bank discount window borrowings, respectively.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2016 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

			After One Year
	One Year or Less		Through Five Years		After Five Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Corporate bonds:
Financial services	$15,484	$15,493	$8,965	$8,993	$—	$—	$24,449	$24,486
Industrials	2,000	2,000	1,000	1,004	—	—	3,000	3,004

Total corporate bonds	17,484	17,493	9,965	9,997	—	—	27,449	27,490
Government-sponsored enterprises	—	—	3,000	3,010	2,000	1,998	5,000	5,008
Municipal bonds	2,386	2,402	1,914	1,978	—	—	4,300	4,380
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	11	11	6,589	7,037	6,600	7,048
Private label	—	—	—	—	858	882	858	882
U.S. treasury securities	24,997	24,999	—	—	—	—	24,997	24,999

Total	$44,867	$44,894	$14,890	$14,996	$9,447	$9,917	$69,204	$69,807

For the three months ended March 31, 2016 and 2015, proceeds from sales of securities available for sale amounted to $3.9 million and $4.7 million, respectively. Gross gains of $909,000 and $1.2 million and gross losses of $850,000 and $165,000, respectively, were realized on those sales.

Information pertaining to securities available for sale as of March 31, 2016 and December 31, 2015, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

March 31, 2016
Debt securities:
Corporate bonds-financial services	$2	$1,997	$30	$3,470
Government-sponsored enterprises	2	1,998	—	—
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	2	212

Total debt securities	4	3,995	32	3,682

Marketable equity securities:
Common stocks:
Basic materials	860	2,684	1,978	4,782
Consumer products and services	570	2,770	620	3,014
Financial services	868	6,098	406	1,183
Healthcare	294	3,767	—	—
Industrials	75	661	107	812
Technology	—	—	396	1,633

Total common stocks	2,667	15,980	3,507	11,424
Money market mutual funds	—	—	44	1,028

Total marketable equity securities	2,667	15,980	3,551	12,452

Total temporarily impaired securities	$2,671	$19,975	$3,583	$16,134

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)

December 31, 2015
Debt securities:
Corporate bonds-financial services	$10	$4,998	$32	$3,468
Government-sponsored enterprises	14	3,986	26	4,974
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	3	215
U.S. treasury securities	62	24,934	—	—

Total debt securities	86	33,918	61	8,657

Marketable equity securities:
Common stocks:
Basic materials	2,043	4,478	2,000	3,138
Consumer products and services	1,099	7,521	479	1,657
Financial services	421	4,019	228	540
Healthcare	117	1,202	—	—
Industrials	573	2,647	—	—
Technology	103	675	456	1,091
Utilities	11	8	—	—

Total common stocks	4,367	20,550	3,163	6,426
Money market mutual funds	—	—	48	1,020

Total marketable equity securities	4,367	20,550	3,211	7,446

Total temporarily impaired securities	$4,453	$54,468	$3,272	$16,103

The Company determined no securities were other-than-temporarily impaired for the three months ended March 31, 2016 and 2015. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.

As of March 31, 2016, the gross unrealized loss on the total debt securities portfolio was $36,000. At March 31, 2016, eight debt securities had unrealized losses with aggregate depreciation of 0.5% from the Company’s amortized cost basis. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in the Company’s debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. The unrealized losses are primarily caused by a recent increase in interest rates. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment. Because (1) the Company does not intend to sell the securities; (2) the Company does not believe it is more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis; and (3) the present value of expected cash flows is sufficient to recover the entire amortized cost basis of the securities, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2016.

At March 31, 2016, 55 marketable equity securities with a fair value of $28.4 million had gross unrealized losses totaling $6.2 million, or an aggregate depreciation of 17.9% from the Company’s cost basis. These marketable equity securities consisted of 31 securities with a fair value of $16.0 million and a gross unrealized loss of $2.7 million for less than 12 months and 24 securities with a fair value of $12.5 million and a gross unrealized loss of $3.6 million for 12 months or longer. The marketable equity securities in a gross unrealized loss position for 12 months or longer were comprised of 10 securities in the basic materials sector with a fair value of $4.8 million and a gross unrealized loss of $2.0 million, six marketable equity securities in the consumer products and services sector with a fair value of $3.0 million and a gross unrealized loss of $620,000, three securities in the financial services sector with a fair value of $1.2 million and a gross unrealized loss of $406,000, one security in the industrials sector with a fair value of $812,000 and a gross unrealized loss of $107,000, three securities in the technology sector with a fair value of $1.6 million and a gross unrealized loss of $396,000 and one money market mutual fund with a fair value of $1.0 million and a gross unrealized loss of $44,000.

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

Although issuers within the marketable equity securities portfolio had price declines resulting in unrealized losses in excess of cost, management does not believe these declines in market value are other than temporary and the Company currently has the ability and intent to hold these investments until a recovery of fair value. The gross unrealized losses in the basic materials sector resulted primarily from significant reductions in the stock prices of issuers in the oil and gas industry following a rapid decline in oil prices beginning in mid-2015. Continued volatility in oil prices and several other global economic factors contributed to volatility in the broader equities market in the first quarter of 2016, with improvement in equities market prices for most industry sectors, including basic materials, as of March 31, 2016 and into the second quarter of 2016.

5.	LOANS

A summary of loans follows:

	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$455,438	14.0%	$458,423	14.9%
Multi-family	430,871	13.3	417,388	13.5
Home equity lines of credit	47,807	1.5	46,660	1.5
Commercial real estate	1,411,410	43.5	1,328,344	43.1
Construction	413,660	12.7	421,531	13.7

Total real estate loans	2,759,186	85.0	2,672,346	86.7
Commercial and industrial	477,450	14.7	400,051	13.0
Consumer	9,832	0.3	10,028	0.3

Total loans	3,246,468	100.0%	3,082,425	100.0%

Allowance for loan losses	(34,390)		(33,405)
Net deferred loan origination fees	(4,342)		(3,778)

Loans, net	$3,207,736		$3,045,242

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At March 31, 2016 and December 31, 2015, the Company was servicing loans for participants aggregating $138.4 million and $137.7 million, respectively.

At March 31, 2016, multi-family and commercial real estate loans with carrying values totaling $59.2 million and $151.4 million, respectively, were pledged as collateral for Federal Home Loan Bank of Boston borrowings.

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

The following is a summary of the outstanding balance of the acquired loans with evidence of credit deterioration:

	March 31,	December 31,
	2016	2015
	(In thousands)

Real estate loans:
Residential real estate:
One- to four-family	$4,972	$5,014
Multi-family	583	592
Home equity lines of credit	336	344
Commercial real estate	356	360

Outstanding principal balance	6,247	6,310
Discount	(1,358)	(1,370)

Carrying amount	$4,889	$4,940

A rollforward of the accretable discount follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Beginning balance	$787	$919
Accretion	(12)	(14)
Disposals	—	(129)

Ending balance	$775	$776

An analysis of the allowance for loan losses and related information follows:

			Home			Commercial
	One- to	Multi-	equity lines	Commercial		and
	four-family	family	of credit	real estate	Construction	industrial	Consumer	Total
	(In thousands)

Allowance for loan losses:
Balance at December 31, 2014	$1,849	$3,635	$100	$13,000	$5,155	$4,633	$97	$28,469
Provision (credit) for loan losses	(41)	(27)	(5)	(58)	(91)	253	29	60
Charge-offs	(153)	—	—	—	—	(33)	(61)	(247)
Recoveries	8	—	—	—	292	—	19	319

Balance at March 31, 2015	$1,663	$3,608	$95	$12,942	$5,356	$4,853	$84	$28,601

Balance at December 31, 2015	$1,354	$3,385	$144	$14,497	$8,313	$5,620	$92	$33,405
Provision (credit) for loan losses	31	102	(48)	586	(531)	883	43	1,066
Charge-offs	—	—	—	—	—	(44)	(64)	(108)
Recoveries	—	—	—	—	7	—	20	27

Balance at March 31, 2016	$1,385	$3,487	$96	$15,083	$7,789	$6,459	$91	$34,390

			Home			Commercial
	One- to	Multi-	equity lines	Commercial		and
	four-family	family	of credit	real estate	Construction	industrial	Consumer	Total
	(In thousands)

March 31, 2016
Amount of allowance for loan losses for loans deemed to be impaired	$50	$142	$—	$18	$50	$—	$—	$260
Amount of allowance for loan losses for loans not deemed to be impaired	1,335	3,345	96	15,065	7,739	6,459	91	34,130

	$1,385	$3,487	$96	$15,083	$7,789	$6,459	$91	$34,390

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$—	$—	$—	$—	$—	$—	$—	$—

Loans deemed to be impaired	$1,708	$1,391	$—	$3,686	$14,785	$745	$—	$22,315
Loans not deemed to be impaired	453,730	429,480	47,807	1,407,724	398,875	476,705	9,832	3,224,153

	$455,438	$430,871	$47,807	$1,411,410	$413,660	$477,450	$9,832	$3,246,468

			Home			Commercial
	One- to	Multi-	equity lines	Commercial		and
	four-family	family	of credit	real estate	Construction	industrial	Consumer	Total
	(In thousands)

December 31, 2015
Amount of allowance for loan losses for loans deemed to be impaired	$3	$143	$—	$84	$—	$44	$—	$274
Amount of allowance for loan losses for loans not deemed to be impaired	1,351	3,242	144	14,413	8,313	5,576	92	33,131

	$1,354	$3,385	$144	$14,497	$8,313	$5,620	$92	$33,405

Amount of allowance for loan losses for loans acquired with deteriorated credit quality included above	$—	$—	$—	$—	$—	$—	$—	$—

Loans deemed to be impaired	$1,582	$1,401	$—	$3,663	$16,026	$805	$—	$23,477
Loans not deemed to be impaired	456,841	415,987	46,660	1,324,681	405,505	399,246	10,028	3,058,948

	$458,423	$417,388	$46,660	$1,328,344	$421,531	$400,051	$10,028	$3,082,425

The following table provides information about the Company’s past due and non-accrual loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)

March 31, 2016
Real estate loans:
Residential real estate:
One- to four-family	$1,179	$434	$2,625	$4,238	$9,662
Home equity lines of credit	318	63	739	1,120	1,983
Commercial real estate	—	—	2,205	2,205	3,686
Construction	—	105	14,507	14,612	14,612

Total real estate loans	1,497	602	20,076	22,175	29,943
Commercial and industrial	—	—	745	745	745
Consumer	589	240	—	829	—

Total	$2,086	$842	$20,821	$23,749	$30,688

December 31, 2015
Real estate loans:
Residential real estate:
One- to four-family	$1,674	$221	$3,266	$5,161	$9,264
Home equity lines of credit	587	—	1,166	1,753	1,763
Commercial real estate	483	—	2,652	3,135	3,663
Construction	—	—	15,849	15,849	15,849

Total real estate loans	2,744	221	22,933	25,898	30,539
Commercial and industrial	—	—	805	805	805
Consumer	580	317	—	897	—

Total	$3,324	$538	$23,738	$27,600	$31,344

At March 31, 2016 and December 31, 2015, the Company did not have any accruing loans past due 90 days or more.

The following tables provide information with respect to the Company’s impaired loans:

	March 31, 2016			December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)

Impaired loans without a valuation allowance:
One- to four-family	$1,299	$1,818		$1,318	$1,813
Multi-family	85	85		88	88
Commercial real estate	3,082	3,394		2,652	2,947
Construction	14,680	17,317		16,026	18,660
Commercial and industrial	745	1,078		761	1,095

Total	19,891	23,692		20,845	24,603

Impaired loans with a valuation allowance:
One- to four-family	409	409	$50	264	264	$3
Multi-family	1,306	1,306	142	1,313	1,313	143
Commercial real estate	604	604	18	1,011	1,022	84
Construction	105	105	50	—	—	—
Commercial and industrial	—	—	—	44	44	44

Total	2,424	2,424	260	2,632	2,643	274

Total impaired loans	$22,315	$26,116	$260	$23,477	$27,246	$274

At March 31, 2016, additional funds committed to be advanced in connection with impaired loans were immaterial.

	Three Months Ended March 31,
	2016			2015
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(In thousands)
One- to four-family	$1,875	$20	$15	$4,109	$49	$49
Multi-family	1,395	14	—	1,436	14	14
Home equity lines of credit	—	—	—	20	—	—
Commercial real estate	3,673	38	38	15,357	107	107
Construction	15,564	8	4	8,802	105	94
Commercial and industrial	757	13	13	1,054	3	3

Total impaired loans	$23,264	$93	$70	$30,778	$278	$267

The following table summarizes the troubled debt restructurings (“TDRs”) at the dates indicated:

	March 31,	December 31,
	2016	2015
	(In thousands)
TDRs on accrual status:
One- to four-family	$2,601	$2,621
Multi-family	1,391	1,402
Home equity lines of credit	18	18
Commercial real estate	9,904	9,968
Construction	174	174
Commercial and industrial	32	33

Total TDRs on accrual status	14,120	14,216

TDRs on non-accrual status:
One- to four-family	1,392	1,261
Commercial real estate	522	528
Construction	1,121	1,136
Commercial and industrial	178	186

Total TDRs on non-accrual status	3,213	3,111

Total TDRs	$17,333	$17,327

During the three months ended March 31, 2016 and 2015, new TDRs and TDRs that defaulted and became 90 days past due in the first 12 months after restructure were immaterial. The Company generally places loans modified as TDRs on non-accrual status for a minimum period of six months. Loans modified as TDRs qualify for return to accrual status once they have demonstrated performance with the modified terms of the loan agreement for a minimum of six consecutive months and future payments are reasonably assured. TDRs are initially reported as impaired loans with an allowance established as part of the allocated component of the allowance for loan losses when the discounted cash flows of the impaired loan are lower than the carrying value of that loan. TDRs may be removed from impairment disclosures in the year following the restructure if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. At March 31, 2016 and December 31, 2015, the allowance for loan losses included an allocated component related to TDRs of $191,000 and $68,000, respectively, with no charge-offs, related to the TDRs modified during the three months ended March 31, 2016 or 2015.

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

The following tables provide information with respect to the Company’s risk ratings:

	March 31, 2016				December 31, 2015
	Multi-family			Commercial	Multi-family			Commercial
	residential	Commercial		and	residential	Commercial		and
	real estate	real estate	Construction	industrial	real estate	real estate	Construction	industrial
	(In thousands)
Loans rated 1 - 3A	$421,672	$1,403,835	$396,882	$426,876	$408,121	$1,320,748	$403,411	$375,013
Loans rated 4 - 4A	876	3,612	—	49,797	887	3,655	—	24,199
Loans rated 5	8,323	3,963	16,778	777	8,380	3,941	18,120	839
Loans rated 6	—	—	—	—	—	—	—	—
Loans rated 7	—	—	—	—	—	—	—	—

Total	$430,871	$1,411,410	$413,660	$477,450	$417,388	$1,328,344	$421,531	$400,051

For one- to four-family real estate loans, home equity lines of credit and consumer loans, management uses delinquency reports as the key credit quality indicator.

6.	DEPOSITS

A summary of deposit balances, by type, follows:

	March 31,	December 31,
	2016	2015
	(In thousands)
Demand deposits	$388,731	$370,546
NOW deposits	360,237	334,753
Money market deposits	880,186	860,957
Regular savings and other deposits	297,806	288,180

Total non-certificate accounts	1,926,960	1,854,436

Term certificates less than $250,000	712,789	651,028
Term certificates $250,000 and greater	271,670	237,554

Total term certificates	984,459	888,582

Total deposits	$2,911,419	$2,743,018

A summary of term certificates, by maturity, follows:

	March 31, 2016		December 31, 2015
		Weighted		Weighted
Maturing	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Within 1 year	$567,025	1.08%	$504,756	1.03%
Over 1 year to 2 years	197,021	1.24	201,929	1.25
Over 2 years to 3 years	69,663	1.34	74,304	1.25
Over 3 years to 4 years	123,757	1.94	79,017	1.83
Over 4 years to 5 years	23,605	1.69	25,225	1.67
Greater than 5 years	3,388	5.50	3,351	5.50

	$984,459	1.27%	$888,582	1.21%

The Company had brokered certificates of deposit, which are included in term certificates in the tables above, totaling $140.8 million with a weighted average rate of 1.21% and $130.8 million with a weighted average rate of 1.22% at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, the Company also had brokered NOW deposits totaling $18.9 million. There were no brokered NOW deposits at December 31, 2015.

7.	BORROWINGS

The Company had no short-term borrowings at March 31, 2016. At December 31, 2015, short-term borrowings with an original maturity of less than one year consisted of a FHLB advance totaling $20.0 million with a rate of 0.57% that matured on January 16, 2016. The Company also has an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily and $825,000 of borrowing capacity at the Federal Reserve Bank discount window. No amounts were drawn on the line of credit and no borrowings were outstanding with the Federal Reserve Bank discount window as of March 31, 2016 or December 31, 2015.

Long-term debt consists of FHLB advances as follows:

	March 31, 2016		December 31, 2015
		Weighted		Weighted
Maturing	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
2016	$16,500	1.99%	$41,500	1.20%
2017	89,633	1.32	89,632	1.32
2018	3,000	1.63	3,000	1.63
2019	6,237	1.23	6,684	1.23
2020	31,056	0.25	6,410	1.22
2021	55,000	1.20	—	—
2023	10,000	2.10	—	—

	$211,426	1.22%	$147,226	1.28%

At March 31, 2016, advances amounting to $61.5 million are callable by the FHLB prior to maturity, including advances totaling $35.0 million with variable rates based on the 3-Month London Interbank Offered Rate, less 60 basis points, during the first year and maturities of $25.0 million in 2020 and $10.0 million in 2021.

All borrowings from the FHLB are secured by investment securities and qualified collateral, consisting of a blanket lien on one- to four-family loans and certain multi-family and commercial real estate loans held in the Bank’s portfolio. At March 31, 2016, the Company pledged multi-family and commercial real estate loans with carrying values totaling $59.2 million and $151.4 million, respectively.

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

A summary of outstanding financial instruments whose contract amounts represent credit risk is as follows:

	March 31, 2016	December 31, 2015
	(In thousands)

Unadvanced portion of existing loans:
Construction	$457,336	$567,177
Home equity line of credit	33,753	34,965
Other lines and letters of credit	283,512	149,973
Commitments to originate:
One- to four-family	25,060	15,122
Commercial real estate	253,473	57,589
Construction	121,186	125,367
Commercial and industrial	30,200	45,960
Other loans	—	1,159

Total loan commitments outstanding	$1,204,520	$997,312

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

Interest Rate Swaps

The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with commercial business customers to synthetically convert their loans from a variable rate to a fixed rate. The Company pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. Concurrently, the Company enters into an offsetting interest rate swap with a third party financial institution. In the offsetting swap, the Company pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating and probability of default. At March 31, 2016 and December 31, 2015, the Company had $1.6 million and $1.4 million, respectively, in cash pledged for collateral on its interest rate swap with the third party financial institution.

Summary information regarding these derivatives is presented below:

				March 31, 2016		December 31, 2015
				Notional	Fair	Notional	Fair
	Maturity	Interest Rate Paid	Interest Rate Received	Amount	Value	Amount	Value

Customer interest rate swap	10/17/33	1 Mo. Libor + 175bp	Fixed (4.1052%)	$11,057	$1,390	$11,100	$1,008
Third party interest rate swap	10/17/33	Fixed (4.1052%)	1 Mo. Libor + 175bp	11,057	(1,390)	11,100	(1,008)

Derivative Loan Commitments

Residential real estate loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. The Company enters into commitments to fund residential real estate loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market. A residential loan commitment requires the Company to originate a loan at a specific interest rate upon the completion of various underwriting requirements. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in loan interest rates. If interest rates increase, the value of these commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. Derivative loan commitments with a notional amount of $8.8 million and $6.6 million were outstanding at March 31, 2016 and December 31, 2015, respectively. The fair value of such commitments was a net asset of $38,000 and $15,000 at March 31, 2016 and December 31, 2015, respectively.

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Under a “mandatory delivery” contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay the investor a “pair-off” fee, based then-current market prices, to compensate the investor for the shortfall. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price that it will purchase the loan from the Company if the loan to the underlying borrower closes. The Company generally enters into forward sale contracts on the same day it commits to lend funds to a potential borrower. The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. Forward loan sale commitments with a notional amount of $9.7 million and $11.1 million were outstanding at March 31, 2016 and December 31, 2015, respectively. The fair value of such commitments was a net liability of $9,000 at March 31, 2016 and a net asset of $65,000 at December 31, 2015.

The following table presents the fair values of derivative instruments in the consolidated balance sheets.

	Assets		Liabilities
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
	(In thousands)

March 31, 2016
Derivative loan commitments	Other assets	$40	Other liabilities	$2
Forward loan sale commitments	Other assets	7	Other liabilities	16
Loan level interest rate swaps	Other assets	1,390	Other liabilities	1,390

Total		$1,437		$1,408

December 31, 2015
Derivative loan commitments	Other assets	$19	Other liabilities	$4
Forward loan sale commitments	Other assets	67	Other liabilities	2
Loan level interest rate swaps	Other assets	1,008	Other liabilities	1,008

Total		$1,094		$1,014

The following table presents information pertaining to gains (losses) on the Company’s derivative instruments included in the consolidated statements of net income.

		Three Months Ended March 31,
Derivative Instrument	Location of Gain/(Loss)	2016	2015
		(In thousands)
Derivative loan commitments	Mortgage banking gains, net	$23	$(51)
Forward loan sale commitments	Mortgage banking gains, net	(74)	46

Total		$(51)	$(5)

For the three months ended March 31, 2016, the Company recognized net mortgage banking gains of $70,000, consisting of $121,000 in net gains on sale of loans and $51,000 in net derivative mortgage banking losses. The Company recognized net mortgage banking gains of $110,000, consisting of $115,000 in net gains on sale of loans and $5,000 in net derivative mortgage banking losses for the three months ended March 31, 2015.

Other Commitments

As of March 31, 2016, the Company has an outstanding commitment of $24.9 million with its core data processing provider through December 2021.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)

March 31, 2016
Assets:
Debt securities	$—	$69,807	$—	$69,807
Marketable equity securities	62,308	—	—	62,308
Derivative loan commitments	—	—	40	40
Forward loan sale commitments	—	—	7	7
Loan level interest rate swaps	—	—	1,390	1,390

Total assets	$62,308	$69,807	$1,437	$133,552

Liabilities:
Derivative loan commitments	$—	$—	$2	$2
Forward loan sale commitments	—	—	16	16
Loan level interest rate swaps	—	—	1,390	1,390

Total liabilities	$—	$—	$1,408	$1,408

December 31, 2015
Assets:
Debt securities	$—	$78,095	$—	$78,095
Marketable equity securities	63,551	—	—	63,551
Derivative loan commitments	—	—	19	19
Forward loan sale commitments	—	—	67	67
Loan level interest rate swaps	—	—	1,008	1,008

Total assets	$63,551	$78,095	$1,094	$142,740

Liabilities:
Derivative loan commitments	$—	$—	$4	$4
Forward loan sale commitments	—	—	2	2
Loan level interest rate swaps	—	—	1,008	1,008

Total liabilities	$—	$—	$1,014	$1,014

For the three months ended March 31, 2016 and 2015, there were no transfers in or out of Levels 1 and 2 and the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis are as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Derivative loan commitments and forward sale commitments, net:
Beginning balance	$80	$101
Total realized and unrealized loss included in net income	(51)	(5)

Ending balance	$29	$96

Total realized gain relating to instruments still held at period end	$29	$96

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

				Three Months Ended
	March 31, 2016			March 31, 2016
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Impaired loans	$—	$—	$18,651	$97
Foreclosed real estate	—	—	638	—

	$—	$—	$19,289	$97

				Three Months Ended
	December 31, 2015			March 31, 2015
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Impaired loans	$—	$—	$20,452	$1

	$—	$—	$20,452	$1

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

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)

March 31, 2016
Financial assets:
Cash and due from banks	$154,122	$154,122	$—	$—	$154,122
Certificates of deposit	92,675	—	92,858	—	92,858
Securities available for sale	132,115	62,308	69,807	—	132,115
Federal Home Loan Bank stock	13,021	—	—	13,021	13,021
Loans and loans held for sale, net	3,208,930	—	—	3,222,410	3,222,410
Accrued interest receivable	8,831	—	—	8,831	8,831
Financial liabilities:
Deposits	2,911,419	—	—	2,917,925	2,917,925
Borrowings	211,426	—	213,737	—	213,737
Accrued interest payable	1,014	—	—	1,014	1,014
On-balance sheet derivative financial instruments:
Assets:
Derivative loan commitments	40	—	—	40	40
Forward loan sale commitments	7	—	—	7	7
Loan level interest rate swaps	1,390	—	—	1,390	1,390
Liabilities:
Derivative loan commitments	2	—	—	2	2
Forward loan sale commitments	16	—	—	16	16
Loan level interest rate swaps	1,390	—	—	1,390	1,390

December 31, 2015
Financial assets:
Cash and due from banks	$96,363	$96,363	$—	$—	$96,363
Certificates of deposit	99,062	—	99,205	—	99,205
Securities available for sale	141,646	63,551	78,095	—	141,646
Federal Home Loan Bank stock	10,931	—	—	10,931	10,931
Loans and loans held for sale, net	3,049,911	—	—	3,096,160	3,096,160
Accrued interest receivable	8,574	—	—	8,574	8,574
Financial liabilities:
Deposits	2,743,018	—	—	2,749,601	2,749,601
Borrowings	167,226	—	167,702	—	167,702
Accrued interest payable	890	—	—	890	890
On-balance sheet derivative financial instruments:
Assets:
Derivative loan commitments	19	—	—	19	19
Forward loan sale commitments	67	—	—	67	67
Loan level interest rate swaps	1,008	—	—	1,008	1,008
Liabilities:
Derivative loan commitments	4	—	—	4	4
Forward loan sale commitments	2	—	—	2	2
Loan level interest rate swaps	1,008	—	—	1,008	1,008

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with our business and financial information and the Consolidated Financial Statements and related notes that included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission.

Forward Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. The Company’s ability to predict results or actual effect of future plans is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary markets;

•	competition among depository and other financial institutions;

•	changes in consumer spending, borrowing and savings habits;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, including as a result of Basel III;

•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Securities and Exchange Commission;

•	changes in the level and trends of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;

•	our ability to access cost-effective funding;

•	fluctuations in real estate values and both residential and commercial real estate market conditions;

•	demand for loans and deposits in our market area;

•	our ability to implement and changes in our business strategies;

•	adverse changes in the securities or secondary mortgage markets;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations;

•	our ability to manage market risk, credit risk and operational risk in the current economic conditions;

•	our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we have acquired or may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•	our ability to retain key employees; and

•	significant increases in our loan losses.

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Company’s loan or investment portfolios. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission on March 11, 2016, under “Risk Factors,” which is available through the SEC’s website at www.sec.gov, as updated by subsequent filings with the SEC. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

A summary of significant accounting policies is described in Note 1 to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2015. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policies are the determination of the allowance for loan losses, the evaluation of goodwill for impairment and the evaluation of securities for other-than-temporary impairment.

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

Assets. Our total assets increased $204.9 million, or 5.8%, to $3.729 billion at March 31, 2016 from $3.525 billion at December 31, 2015. Net loans increased $162.5 million, or 5.3%, to $3.208 billion at March 31, 2016 from $3.045 billion at December 31, 2015. Cash and due from banks increased $57.8 million, or 59.9%, to $154.1 million at March 31, 2016 from $96.4 million at December 31, 2015. Securities available for sale decreased $9.5 million, or 6.7%, to $132.1 million at March 31, 2016 from $141.6 million at December 31, 2015.

Loan Portfolio Analysis. At March 31, 2016, net loans were $3.208 billion, or 86.0% of total assets. During the three months ended March 31, 2016, net loans increased $162.5 million, or 5.3%, due to increases of $83.1 million in commercial real estate loans, $77.4 million in commercial and industrial loans, $13.5 million in multi-family loans and $1.1 million in home equity loans, partially offset by decreases of $7.9 million in construction loans and $3.0 million in one- to four-family loans. Refer to Note 5, Loans, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding the loans held in the Company’s loan portfolio.

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

Delinquencies. Total past due loans decreased $3.9 million, or 14.0%, to $23.7 million at March 31, 2016 from $27.6 million at December 31, 2015, reflecting decreases of $2.9 million in loans 90 days or greater past due and $934,000 in loans 30 to 89 days past due. At March 31, 2016, non-accrual loans exceeded loans 90 days or greater past due primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected and certain loans remain on non-accrual status until they attain a sustained payment history of six consecutive months.

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including troubled debt restructurings (“TDRs”) on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At March 31, 2016, we did not have any accruing loans past due 90 days or greater. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $1.6 million at March 31, 2016. The following table provides information with respect to our non-performing assets at the dates indicated.

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One- to four-family	$9,662	$9,264
Home equity lines of credit	1,983	1,763
Commercial real estate	3,686	3,663
Construction	14,612	15,849

Total real estate loans	29,943	30,539
Commercial and industrial	745	805

Total non-accrual loans (1)	30,688	31,344
Foreclosed assets	638	—

Total non-performing assets	$31,326	$31,344

Non-accrual loans to total loans	0.95%	1.02%
Non-accrual loans to total assets	0.82%	0.89%
Non-performing assets to total assets	0.84%	0.89%

(1)	TDRs on accrual status not included above totaled $14.1 million at March 31, 2016 and $14.2 million and December 31, 2015.

Non-performing assets were $31.3 million or 0.84% of total assets, at March 31, 2016, compared to $31.3 million, or 0.89% of total assets, at December 31, 2015. We recognized $206,000 of interest income on non-accrual loans for the three months ended March 31, 2016. Additional interest income that would have been recorded for the three months ended March 31, 2016 had non-accruing loans been current according to their original terms amounted to $179,000. Construction loans represented approximately 47.6% of our non-performing assets at March 31, 2016.

Non-accrual loans decreased $656,000, or 2.1%, to $30.7 million, or 0.95% of total loans outstanding at March 31, 2016, from $31.3 million, or 1.02% of total loans outstanding at December 31, 2015, primarily due to a decrease of $1.2 million in non-accrual construction loans, partially offset by increases of $398,000 in non-accrual one- to four-family loans and $220,000 in non-accrual home equity loans.

At March 31, 2016, non-accrual construction loans included a $12.4 million loan relationship collateralized by a multi-family development project located in the City of Boston comprised of a substantially completed 12 unit apartment building and a proposed 16 unit apartment building with a shared parking garage. The loan relationship, which matured on May 1, 2015, was originated in 2008 and modified with a new borrower in 2012 for a total exposure of $18.7 million if it had been fully advanced. The loan relationship was also collateralized by other properties in the City of Boston. All of the collateral properties were appraised in 2014 or 2015 based on “as is” values, with a $2.3 million charge-off during the second quarter of 2015 based on these appraisals. We are moving toward resolution with surplus sale proceeds on completed foreclosures on the other properties used to pay down the loan and a foreclosure sale on the construction project scheduled for May 11, 2016. In April 2016, the loan was paid down to $11.5 million following receipt of the remaining foreclosure sales proceeds on the other properties.

Achieving and maintaining a moderate risk profile by aggressively managing troubled assets has been and will continue to be a primary focus for us. At March 31, 2016, our allowance for loan losses was $34.4 million, or 1.06% of total loans and 112.06% of non-accrual loans, compared to $33.4 million, or 1.08% of total loans and 106.58% of non-accrual loans at December 31, 2015. We increased our allowance primarily as a result of growth in the loan portfolio, in particular, commercial loans. Included in our allowance at March 31, 2016 was a general component of $34.1 million, which is based upon our evaluation of various factors relating to loans not deemed to be impaired. We continue to believe our level of non-performing loans and assets, which declined significantly during the past two years, is manageable and we believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

Foreclosed real estate was $638,000 at March 31, 2016 and consisted of two residential properties. At December 31, 2015, the Company did not hold any foreclosed real estate. We continue to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures.

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

Total TDRs remained flat at $17.3 million at March 31, 2016 and December 31, 2015. Modifications of TDRs consist of rate reductions, loan term extensions or provisions for interest-only payments for specified periods up to 12 months. We have generally been successful with the concessions we have offered to borrowers to date. We generally return TDRs to accrual status when they have sustained payments for six consecutive months based on the restructured terms and future payments are reasonably assured. We recognized $186,000 of interest income on TDRs for the three months ended March 31, 2016. Interest income that would have been recorded for the three months ended March 31, 2016 had TDRs on non-accrual status been current according to their original terms amounted to $9,000.

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

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. These other potential problem loans are generally loans classified as “substandard” or 5-rated loans in accordance with our nine-grade internal loan rating system that is consistent with guidelines established by banking regulators. At March 31, 2016, other potential problem loans totaled $9.0 million, including $2.1 million of construction loans and $6.9 million of multi-family loans.

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

Changes in the allowance for loan losses during the periods indicated were as follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Beginning balance	$33,405	$28,469
Provision for loan losses	1,066	60
Charge offs:
One- to four-family	—	(153)
Commercial and industrial	(44)	(33)
Consumer	(64)	(61)

Total charge-offs	(108)	(247)

Recoveries:
One- to four-family	—	8
Construction	7	292
Consumer	20	19

Total recoveries	27	319

Net (charge-offs) recoveries	(81)	72

Ending balance	$34,390	$28,601

Allowance to non-accrual loans	112.06%	98.92%
Allowance to total loans outstanding	1.06%	1.07%
Net (charge-offs) recoveries to average loans outstanding	(0.01)%	0.01%

Our provision for loan losses was $1.1 million for the three months ended March 31, 2016 compared to $60,000 for the three months ended March 31, 2015. For the three months ended March 31, 2016, the increase in the provision for loan losses was primarily due to commercial loan growth. The changes in the provision for loan losses were based on management’s assessment of loan portfolio growth and composition changes, historical charge-off trends, an ongoing evaluation of credit quality and current economic conditions. The increase in the allowance for loan losses at March 31, 2016 compared to March 31, 2015 was primarily due to increases in the multi-family, commercial real estate, construction, and commercial and industrial loan categories, as such loans have higher inherent credit risk than loans in our residential real estate loan categories. We continue to assess the adequacy of our allowance for loan losses in accordance with established policies.

The following tables set forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	March 31, 2016			December 31, 2015
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$1,385	4.0%	14.0%	$1,354	4.1%	14.9%
Multi-family	3,487	10.1	13.3	3,385	10.1	13.5
Home equity lines of credit	96	0.3	1.5	144	0.4	1.5
Commercial real estate	15,083	43.9	43.5	14,497	43.4	43.1
Construction	7,789	22.6	12.7	8,313	24.9	13.7

Total real estate loans	27,840	80.9	85.0	27,693	82.9	86.7
Commercial and industrial	6,459	18.8	14.7	5,620	16.8	13.0
Consumer	91	0.3	0.3	92	0.3	0.3

Total loans	$34,390	100.0%	100.0%	$33,405	100.0%	100.0%

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

We had impaired loans totaling $22.3 million and $23.5 million as of March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, impaired loans totaling $2.4 million had a valuation allowance of $260,000. Impaired loans totaling $2.6 million had a valuation allowance of $274,000 at December 31, 2015. Our average investment in impaired loans was $23.3 million and $30.8 million for the three months ended March 31, 2016 and 2015, respectively.

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

Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral-dependent as of March 31, 2016 and considered any probable loss in determining the allowance for loan losses.

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

Securities Portfolio. At March 31, 2016, our securities portfolio was $132.1 million, or 3.5% of total assets. During the three months ended March 31, 2016, the securities portfolio decreased $9.5 million, or 6.7%, primarily due to $8.4 million in maturities, calls and principal payments and $3.9 million in sales, partially offset by $1.3 million in purchases. At March 31, 2016, the securities portfolio consisted of $69.8 million, or 52.8%, in debt securities and $62.3 million, or 47.2%, in marketable equity securities. The debt securities within the portfolio are corporate bonds, government-sponsored enterprises, municipal bonds, mortgage-backed securities issued by government-sponsored enterprises and private companies and U.S. treasury securities. Included in marketable equity securities are common stocks and money market mutual funds. We purchase marketable equity securities with the intent to generate long-term capital gains through purchasing investment grade dividend paying securities in companies with relatively low long-term debt and a history of sustained earnings and above-average growth. We typically initiate a securities position based on market opportunities and add to our position through dollar cost averaging on a monthly basis. At March 31, 2016, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our equity. Refer to Note 4, Securities Available for Sale, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our securities portfolio.

Deposits. Deposits are a major source of our funds for lending and other investment purposes. Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Our deposit base is comprised of demand, NOW, money market, regular savings and other deposits, and certificates of deposit, which include brokered certificates of deposit. We consider demand, NOW, money market, and regular savings and other deposits to be core deposits. Total deposits increased $168.4 million, or 6.1%, to $2.911 billion at March 31, 2016 from $2.743 billion at December 31, 2015. Our continuing focus on the acquisition and expansion of core deposit relationships resulted in net growth in core deposits of $72.5 million, or 3.9%, to $1.927 billion, or 66.2% of total deposits. Refer to Note 6, Deposits, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our deposits.

The following table sets forth the average balances of deposits for the periods indicated.

	Three Months Ended March 31,
	2016			2015
	Average Balance	Average Rate	Percent of Total Deposits	Average Balance	Average Rate	Percent of Total Deposits
	(Dollars in thousands)
Demand deposits	$368,038	—%	13.4%	$295,520	—%	11.8%
NOW deposits	338,517	0.59	12.4	295,317	0.63	11.9
Money market deposits	873,774	0.80	30.2	980,104	0.86	38.9
Regular savings and other deposits	290,463	0.14	10.2	274,516	0.22	11.0
Certificates of deposit	936,674	1.24	33.8	697,963	1.16	26.4

Total	$2,807,466	0.75%	100.0%	$2,543,420	0.75%	100.0%

Borrowings. We use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for loans and investments. At March 31, 2016 and December 31, 2015, Federal Home Loan Bank of Boston advances totaled $211.4 million and $167.2 million, respectively, with a weighted average rate of 1.22% and 1.20%, respectively. Total borrowings increased $44.2 million, or 26.4%, during the three months ended March 31, 2016, reflecting a $64.2 million increase in long-term advances, partially offset by a $20.0 million decrease in short-term advances. The Bank entered into long-term advances with the Federal Home Loan Bank of Boston totaling $90.0 million with original terms ranging from four to seven years and initial interest rates ranging from 0.02% to 2.10% during the three months ended March 31, 2016. The maturing advances with the Federal Home Loan Bank of Boston totaled $45.8 million and consisted of a short-term advance totaling $20.0 million with an original term of one month and a fixed interest rate of 0.57% and long-term advances totaling $25.0 million with original terms ranging from two to three years and fixed interest rates ranging from of 0.65% to 0.69% during the three months ended March 31, 2016. At March 31, 2016, we also had an available line of credit of $9.4 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily, none of which was outstanding at that date. Refer to Note 7, Borrowings, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our borrowings.

Information relating to borrowings is detailed in the following table.

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Balance outstanding at end of period	$211,426	$144,110
Average amount outstanding during the period	$199,779	$150,939
Weighted average interest rate during the period	1.16%	1.36%
Maximum outstanding at any month end	$211,693	$156,637
Weighted average interest rate at end of period	1.22%	1.33%

Stockholders’ Equity. Total stockholders’ equity decreased $5.4 million, or 0.9%, to $582.7 million at March 31, 2016, from $588.1 million at December 31, 2015. The decrease for the three months ended March 31, 2016 was due primarily to a $13.4 million repurchase of 976,417 shares of the Company’s common stock and a dividend of $0.03 per share totaling $1.5 million, partially offset by net income of $7.5 million, $1.3 million related to stock-based compensation plans and $742,000 in accumulated other comprehensive income, reflecting an increase in the fair value of available-for-sale securities. Stockholders’ equity to assets was 15.62% at March 31, 2016, compared to 16.69% at December 31, 2015. Book value per share increased to $10.81 at March 31, 2016 from $10.72 at December 31, 2015. At March 31, 2016, the Company and the Bank continued to exceed all regulatory capital requirements. Refer to “Capital Management” within this report for more information regarding capital requirements and actual capital amounts and ratios for the Bank and the Company.

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

	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest (1)	Yield/ Cost (1)(6)	Average Balance	Interest (1)	Yield/ Cost (1)(6)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$3,146,449	$34,104	4.36%	$2,686,367	$29,120	4.40%
Securities and certificates of deposit	231,604	1,034	1.80	286,790	1,240	1.75
Other interest-earning assets (3)	123,476	218	0.71	212,063	170	0.33

Total interest-earning assets	3,501,529	35,356	4.06	3,185,220	30,530	3.89

Noninterest-earning assets	114,476			113,019

Total assets	$3,616,005			$3,298,239

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$338,517	500	0.59	$295,317	457	0.63
Money market deposits	873,774	1,745	0.80	980,104	2,078	0.86
Regular savings and other deposits	290,463	103	0.14	274,516	151	0.22
Certificates of deposit	936,674	2,880	1.24	697,963	1,991	1.16

Total interest-bearing deposits	2,439,428	5,228	0.86	2,247,900	4,677	0.84
Borrowings	199,779	577	1.16	150,939	508	1.36

Total interest-bearing liabilities	2,639,207	5,805	0.88	2,398,839	5,185	0.88

Noninterest-bearing demand deposits	368,038			295,520
Other noninterest-bearing liabilities	23,312			23,465

Total liabilities	3,030,557			2,717,824
Total stockholders’ equity	585,448			580,415

Total liabilities and stockholders’ equity	$3,616,005			$3,298,239

Net interest-earning assets	$862,322			$786,381

Fully tax-equivalent net interest income		29,551			25,345
Less: tax-equivalent adjustments		(1,172)			(952)

Net interest income		$28,379			$24,393

Interest rate spread (1)(4)			3.18%			3.01%
Net interest margin (1)(5)			3.39%			3.23%
Average interest-earning assets to average interest-bearing liabilities	132.67%			132.78%

Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$2,807,466	$5,228	0.75%	$2,543,420	$4,677	0.75%
Total deposits and borrowings, including noninterest-bearing demand deposits	$3,007,245	$5,805	0.78%	$2,694,359	$5,185	0.78%

(footnotes begin on following page)

(footnotes from previous page)

(1)	Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, as well as resulting yields, interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the three months ended March 31, 2016 and 2015, yields on loans before tax-equivalent adjustments were 4.23% and 4.28%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 1.51% and 1.52%, respectively, and yield on total interest-earning assets before tax-equivalent adjustments were 3.93% and 3.77%, respectively. Interest rate spread before tax-equivalent adjustments for the three months ended March 31, 2016 and 2015 was 3.05% and 2.89%, respectively, while net interest margin before tax-equivalent adjustments for the three months ended March 31, 2016 and 2015 was 3.26% and 3.11%, respectively,
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

	Three Months Ended March 31,
	2016 Compared to 2015 Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest income:
Loans	$5,221	$(237)	$4,984
Securities and certificates of deposit	(235)	29	(206)
Other interest-earning assets	(93)	141	48

Total	4,893	(67)	4,826
Interest expense:
Deposits	611	(60)	551
Borrowings	163	(94)	69

Total	774	(154)	620

Change in fully tax-equivalent net interest income	$4,119	$87	$4,206

Results of Operations for the Three Months Ended March 31, 2016 and 2015

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

Net income information is as follows:

	Three Months Ended March 31,		Change
	2016	2015	Amount	Percent
	(Dollars in thousands)
Net interest income	$28,379	$24,393	$3,986	16.3%
Provision for loan losses	1,066	60	1,006	1,676.7
Non-interest income	2,692	3,350	(658)	(19.6)
Non-interest expenses	19,230	18,068	1,162	6.4
Net income	7,477	6,405	1,072	16.7
Return on average assets	0.83%	0.78%	0.05%	6.4
Return on average equity	5.11%	4.41%	0.70%	15.9

Net Interest Income. The net interest rate spread and net interest margin were 3.05% and 3.26%, respectively, for the three months ended March 31, 2016 compared to 2.89% and 3.11%, respectively, for the three months ended March 31, 2015. The increase in net interest income was due primarily to loan growth, partially offset by growth in total deposits and borrowings for the three months ended March 31, 2016.

The Company’s yield on interest-earning assets increased 16 basis points to 3.93% for the three months ended March 31, 2016 compared to 3.77% for the three months ended March 31, 2015, while the cost of funds remained flat at 0.78% for the three months ended March 31, 2016 and 2015, respectively. The increase in interest income was primarily due to growth in the Company’s average loan balances of $460.1 million, or 17.1%, to $3.146 billion, partially offset by a decrease in the yield on loans of five basis points to 4.23% for the three months ended March 31, 2016 compared to 4.28% for the three months ended March 31, 2015. The increase in interest expense on deposits was primarily due to the growth in average total deposits of $264.0 million, or 10.4%, to $2.807 billion for the three months ended March 31, 2016 compared to the same period in March 31, 2015. The increase in interest expense on borrowings was primarily due to the increase in average borrowings of $48.8 million, or 32.4%, to $199.8 million, partially offset by a decrease in the cost of average borrowings of 20 basis points to 1.16% for the three months ended March 31, 2016 compared to 1.36% for the three months ended March 31, 2015.

Provision for Loan Losses. Our provision for loan losses was $1.1 million for the three months ended March 31, 2016 compared to $60,000 for the three months ended March 31, 2015. For further discussion of the changes in the provision and allowance for loan losses, refer to “Allowance for Loan Losses.”

Non-Interest Income. Non-interest income information is as follows:

	Three Months Ended March 31,		Change
	2016	2015	Amount	Percent
	(Dollars in thousands)
Customer service fees	$1,947	$1,757	$190	10.8%
Loan fees	312	166	146	88.0
Mortgage banking gains, net	70	110	(40)	(36.4)
Gain on sales of securities, net	59	1,020	(961)	(94.2)
Income from bank-owned life insurance	302	296	6	2.0
Other income	2	1	1	100.0

Total non-interest income	$2,692	$3,350	$(658)	(19.6)%

The increase in customer service fees was primarily due to the increasing number and activity in demand deposit accounts. The increase in loan fees reflects loan growth during the current quarter. The decrease in gain on sales of securities, net, reflected a decrease in the number and prices of marketable equity securities sold during the three months ended March 31, 2016 compared to the same period in March 31, 2015.

Non-Interest Expense. Non-interest expense information is as follows:

	Three Months Ended March 31,		Change
	2016	2015	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$12,513	$11,167	$1,346	12.1%
Occupancy and equipment	2,484	2,620	(136)	(5.2)
Data processing	1,257	1,263	(6)	(0.5)
Marketing and advertising	713	894	(181)	(20.2)
Professional services	613	673	(60)	(8.9)
Foreclosed real estate	8	14	(6)	(42.9)
Deposit insurance	452	461	(9)	(2.0)
Other general and administrative	1,190	976	214	21.9

Total non-interest expenses	$19,230	$18,068	$1,162	6.4%

The increase in salaries and employee benefits expense was primarily due to annual increases in employee compensation and health benefits during the three months ended March 31, 2016 and expenses associated with the November 2015 grant of restricted stock and stock options to the Company’s directors, officers and employees. The decrease in marketing and advertising expense reflected lower advertising production and direct mail costs and cost savings associated with the 2015 rebranding of the former Mt. Washington Bank Division into the East Boston Savings Bank brand. The decrease in occupancy and equipment expenses was primarily due to lower snow removal costs during the three months ended March 31, 2016. The Company’s efficiency ratio improved to 62.01% for the three months ended March 31, 2016 from 67.61% for the three months ended March 31, 2015.

Income Tax Provision. We recorded a provision for income taxes of $3.3 million for the three months ended March 31, 2016, reflecting an effective tax rate of 30.6%, compared to $3.2 million, or a 33.4% effective tax rate, for the three months ended March 31, 2015. The changes in the income tax provision and effective tax rate were primarily due to changes in the components of pre-tax income.

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

Our most liquid assets are cash and due from banks, and certificates of deposit with other banks. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2016, cash and due from banks totaled $154.1 million and certificates of deposit totaled $92.7 million. In addition, at March 31, 2016, we had $170.0 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $9.4 million line of credit. On March 31, 2016, we had $211.4 million of advances outstanding.

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

A significant use of our liquidity is the funding of loan originations. At March 31, 2016 and December 31, 2015, we had total loan commitments outstanding of $1.205 billion and $997.3 million, respectively. Historically, many of the commitments expire without being fully drawn; therefore the total amount of commitments does not necessarily represent future cash requirements. Refer to Note 8, Commitments and Derivatives, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our outstanding commitments.

Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of March 31, 2016 totaled $567.0 million, or 57.6% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained with us. We have the ability to attract and retain deposits by adjusting the interest rates offered and accept brokered certificates of deposit when it is deemed cost effective.

Meridian Bancorp, Inc. is a separate legal entity from East Boston Savings Bank and it must provide for its own liquidity to pay dividends and repurchase its common stock and for other corporate purposes. Meridian Bancorp, Inc.’s primary source of liquidity is proceeds from the 2014 second-step offering, and to a lesser extent dividend payments received from East Boston Savings Bank. The ability of East Boston Savings Bank to pay dividends is subject to regulatory requirements. At March 31, 2016, Meridian Bancorp, Inc. (on an unconsolidated basis) had cash and cash equivalents, certificates of deposit and securities available for sale totaling $127.8 million.

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

Capital Management. Both the Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2016, both the Company and the Bank exceeded all of their respective regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

Effective January 1, 2015, federal banking regulations changed the minimum capital requirements for community banking institutions. The regulations include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total to risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer is being phased in over three years, beginning on January 1, 2016. Also, certain new deductions from and adjustments to regulatory capital will be phased in over several years. Management believes that the Company will remain characterized as “well-capitalized” throughout the phase-in periods.

The Company may use capital management tools such as cash dividends and common share repurchases. Massachusetts regulations restrict repurchases for the first three years following the second-step conversion except where compelling and valid business reasons are established to the satisfaction of the Massachusetts Commissioner of Banks. We are also subject to the Federal Reserve Board’s notice provisions for stock repurchases. In August 2015, the Company received regulatory approval from the Massachusetts Commissioner of Banks and a non-objection from the Federal Reserve Bank to adopt a stock repurchase program for up to 5% of its common stock. As of March 31, 2016, the Company had repurchased 1,698,521 shares of its stock at an average price of $13.43 per share, or 62.1% of the 2,737,334 shares authorized for repurchase under the Company’s repurchase program. The Company’s Board of Directors declared a quarterly cash dividend of $0.03 per common share on March 1, 2016. The dividend was paid on April 5, 2016 to stockholders of record at the close of business on March 22, 2016.

The Company’s and the Bank’s actual capital amounts and ratios follow:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2016
Total Capital (to Risk Weighted Assets):
Company	$602,642	16.6%	$290,311	8.0%	$362,889	10.0%
Bank	453,713	12.4	292,125	8.0	365,156	10.0
Tier 1 Capital (to Risk Weighted Assets):
Company	568,252	15.7	217,734	6.0	290,311	8.0
Bank	419,323	11.5	219,094	6.0	292,125	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	568,252	15.7	163,300	4.5	235,878	6.5
Bank	419,323	11.5	164,320	4.5	237,351	6.5
Tier 1 Capital (to Average Assets):
Company	568,252	15.7	144,640	4.0	180,800	5.0
Bank	419,323	12.1	138,858	4.0	173,572	5.0

December 31, 2015
Total Capital (to Risk Weighted Assets):
Company	$606,611	17.5%	$277,591	8.0%	$346,989	10.0%
Bank	442,978	12.7	279,604	8.0	349,505	10.0
Tier 1 Capital (to Risk Weighted Assets):
Company	573,206	16.5	208,194	6.0	277,591	8.0
Bank	409,573	11.7	209,703	6.0	279,604	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	573,206	16.5	156,145	4.5	225,543	6.5
Bank	409,573	11.7	157,277	4.5	227,179	6.5
Tier 1 Capital (to Average Assets):
Company	573,206	16.7	137,245	4.0	171,557	5.0
Bank	409,573	12.5	130,988	4.0	163,735	5.0

A reconciliation of the Company’s and Bank’s stockholders’ equity to regulatory capital follows:

	March 31, 2016		December 31, 2015
	Consolidated	Bank	Consolidated	Bank
	(In thousands)
Total stockholders’ equity per financial statements	$582,684	$433,749	$588,126	$424,535
Adjustments to Tier 1 and Common Equity Tier 1 capital:
Accumulated other comprehensive loss	1,350	1,356	2,092	2,050
Net unrealized losses on marketable equity securities	(2,095)	(2,095)	(3,325)	(3,325)
Goodwill disallowed	(13,687)	(13,687)	(13,687)	(13,687)

Total Tier 1 and Common Equity Tier 1 capital	568,252	419,323	573,206	409,573

Adjustments to total capital:
Allowance for loan losses	34,390	34,390	33,405	33,405

Total regulatory capital	$602,642	$453,713	$606,611	$442,978

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles in the United States of America, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.

For the three months ended March 31, 2016, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Increase (Decrease) in Market Interest Rates	March 31, 2016			December 31, 2015
	Amount	Change	Percent	Amount	Change	Percent
	(Dollars in thousands)
300	$100,594	$(12,840)	(11.32)%	$102,967	$(7,225)	(6.56)%
Flat	113,434			110,192
-100	112,965	(469)	(0.41)	109,683	(509)	(0.46)

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls over Financial Reporting There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

For information regarding our risk factors, see “Risk Factors,” in the Company’s 2015 Annual Report on Form 10-K, filed with the SEC on March 11, 2016, which is available through the SEC’s website at www.sec.gov. As of March 31, 2016, our risk factors have not changed materially from those reported in the annual report. The risks described in the annual report are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a.)	Not applicable

(b.)	Not applicable

(c.)	The following table sets forth information with respect to any purchase made by or on behalf of the Company during the indicated periods:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1 – 31, 2016	29,649	$13.68	29,649	1,985,581
February 1 – 29, 2016	946,768	$13.71	946,768	1,038,813
March 1 – 31, 2016	—	$—	—	1,038,813

Total	976,417	$13.71	976,417	1,038,813

(1)	In August 2015, the Company’s Board of Directors voted to adopt a stock repurchase program of up to 5% of its outstanding common stock, or 2,737,334 shares of its common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation of Meridian Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Meridian Bancorp, Inc. (File No. 333-194454), originally filed with the Securities and Exchange Commission on March 10, 2014)

3.2	Bylaws of Meridian Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Meridian Bancorp, Inc. (File No. 333-194454), originally filed with the Securities and Exchange Commission on March 10, 2014)

4	Form of Common Stock Certificate of Meridian Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Meridian Bancorp, Inc. (File No. 333-194454), originally filed with the Securities and Exchange Commission on March 10, 2014)

10.1	Meridian Bancorp, Inc. 2015 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders (File No. 001-36573), filed with the Securities and Exchange Commission on August 18, 2015)

10.2	Form of Employee Stock Option Agreement under the Meridian Bancorp, Inc. 2015 Equity Incentive Plan filed as an exhibit to Form 8-K filed on November 5, 2015

10.3	Form of Director Stock Option Agreement under the Meridian Bancorp, Inc. 2015 Equity Incentive Plan filed as an exhibit to Form 8-K filed on November 5, 2015

10.4	Amended and Restated Employment Agreement with Richard J. Gavegnano and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.5	East Boston Savings Bank Amended and Restated Employee Severance Compensation Plan filed as an exhibit to Form 10-Q filed on November 10, 2014

10.6	Form of Amended and Restated Supplemental Executive Retirement Agreements with Directors Vincent D. Basile, Domenic A. Gambardella, Edward L. Lynch, Gregory F. Natalucci, and James G. Sartori filed as an exhibit to Form 10-Q filed on November 10, 2014

10.7	Amended and Restated Supplemental Executive Retirement Agreement with Richard J. Gavegnano filed as an exhibit to Form 10-Q filed on November 10, 2014

10.8	2008 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting, as filed with the Securities and Exchange Commission on July 11, 2008)

10.9	Termination Amendment for the Amended and Restated Employment Agreement between Edward J. Merritt and East Boston Savings Bank dated December 10, 2015 filed as an exhibit to Form 8-K filed on December 10, 2015

10.10	Amended and Restated Supplemental Executive Retirement Agreement between East Boston Savings Bank and Edward J. Merritt dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.11	Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2010)

10.12	First Amendment to Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2010)

10.13	Amended and Restated Two-Year Change in Control Agreement between Mark Abbate and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.14	Incentive Compensation Plan filed as an exhibit to Form 10-K filed on March 17, 2014

10.15	Amended and Restated Two-Year Change in Control Agreement between John Migliozzi and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.16	East Boston Non-Qualified Supplemental Employee Stock Ownership Plan dated October 1, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.17	Amended and Restated Two-Year Change in Control Agreement between Frank Romano and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-K filed on March 13, 2015

10.18	Form of Restricted Stock Award Agreement under the Meridian Bancorp, Inc. 2015 Equity Incentive Plan filed as an exhibit to Form 8-K filed on November 5, 2015

10.19	Two-Year Change in Control Agreement between Edward J. Merritt and East Boston Savings Bank dated December 10, 2015 filed as an exhibit to Form 8-K filed on December 10, 2015

10.20	Freeze Amendment to the Amended and Restated Supplemental Executive Retirement Agreement between East Boston Savings Bank and Edward J. Merritt dated December 10, 2015 filed as an exhibit to Form 8-K filed on December 10, 2015

21	Subsidiaries of Registrant filed as an exhibit to Form 10-Q filed on November 10, 2014

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN BANCORP, INC. (Registrant)

Date: May 9, 2016	By:	/s/ Richard J. Gavegnano
Richard J. Gavegnano Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2016	By:	/s/ Mark L. Abbate
Mark L. Abbate
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)