Form 10-Q
period 2016-06-30
Meridian Bancorp, Inc.
filed 2016-08-08
CIK 1600125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2016

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

At August 1, 2016, the registrant had 53,726,699 shares of $0.01 par value common stock outstanding.

MERIDIAN BANCORP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
ASSETS
Cash and due from banks	$101,735	$96,363
Certificates of deposit	35,342	99,062
Securities available for sale, at fair value	131,942	141,646
Federal Home Loan Bank stock, at cost	17,818	10,931
Loans held for sale	2,397	4,669
Loans, net of fees and costs	3,544,912	3,078,647
Less: allowance for loan losses	(38,317)	(33,405)

Loans, net	3,506,595	3,045,242
Bank-owned life insurance	40,155	39,557
Foreclosed real estate, net	183	—
Premises and equipment, net	40,821	40,248
Accrued interest receivable	9,246	8,574
Deferred tax asset, net	20,232	21,246
Goodwill	13,687	13,687
Other assets	8,923	3,284

Total assets	$3,929,076	$3,524,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$373,561	$370,546
Interest-bearing	2,624,476	2,372,472

Total deposits	2,998,037	2,743,018
Short-term borrowings	—	20,000
Long-term debt	320,624	147,226
Accrued expenses and other liabilities	23,763	26,139

Total liabilities	3,342,424	2,936,383

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 53,688,566 and 54,875,237 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	537	549
Additional paid-in capital	389,318	403,737
Retained earnings	216,539	206,214
Accumulated other comprehensive income (loss)	99	(2,092)
Unearned compensation—ESOP, 2,739,682 and 2,800,564 shares at June 30, 2016 and December 31, 2015, respectively	(19,841)	(20,282)

Total stockholders’ equity	586,652	588,126

Total liabilities and stockholders’ equity	$3,929,076	$3,524,509

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$34,828	$28,546	$67,925	$56,878
Interest on debt securities:
Taxable	238	434	504	945
Tax-exempt	32	41	65	83
Dividends on equity securities	418	421	818	808
Interest on certificates of deposit	135	157	305	293
Other interest and dividend income	188	188	406	358

Total interest and dividend income	35,839	29,787	70,023	59,365

Interest expense:
Interest on deposits	5,661	4,359	10,889	9,036
Interest on short-term borrowings	—	—	6	—
Interest on long-term debt	723	482	1,294	990

Total interest expense	6,384	4,841	12,189	10,026

Net interest income	29,455	24,946	57,834	49,339
Provision for loan losses	3,952	3,651	5,018	3,711

Net interest income, after provision for loan losses	25,503	21,295	52,816	45,628

Non-interest income:
Customer service fees	2,136	2,003	4,083	3,760
Loan fees	(22)	230	290	396
Mortgage banking gains, net	104	268	174	378
Gain on sales of securities, net	68	1,424	127	2,444
Income from bank-owned life insurance	296	294	598	590
Other income	1	—	3	1

Total non-interest income	2,583	4,219	5,275	7,569

Non-interest expenses:
Salaries and employee benefits	11,979	10,717	24,492	21,884
Occupancy and equipment	2,867	2,368	5,351	4,988
Data processing	1,254	1,249	2,511	2,512
Marketing and advertising	699	895	1,412	1,789
Professional services	720	664	1,333	1,337
Foreclosed real estate	31	15	39	29
Deposit insurance	532	479	984	940
Other general and administrative	1,240	960	2,430	1,936

Total non-interest expenses	19,322	17,347	38,552	35,415

Income before income taxes	8,764	8,167	19,539	17,782
Provision for income taxes	2,857	2,582	6,155	5,792

Net income	$5,907	$5,585	$13,384	$11,990

Earnings per share:
Basic	$0.12	$0.11	$0.26	$0.23
Diluted	$0.11	$0.11	$0.26	$0.23
Weighted average shares:
Basic	51,026,985	52,074,889	51,298,334	51,969,106
Diluted	52,137,475	53,166,560	52,400,698	53,085,679

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$5,907	$5,585	$13,384	$11,990

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gain (loss)	2,497	(790)	3,872	(1,751)
Reclassification adjustment for gains realized in income (1)	(68)	(1,424)	(127)	(2,444)

Net unrealized gain (loss)	2,429	(2,214)	3,745	(4,195)
Tax effect	(980)	871	(1,554)	1,661

Total other comprehensive income (loss)	1,449	(1,343)	2,191	(2,534)

Comprehensive income	$7,356	$4,242	$15,575	$9,456

(1)	Amounts are included in gain on sales of securities, net, in the Consolidated Statements of Net Income. Provisions for income taxes associated with the reclassification adjustments for the three months ended June 30, 2016 and 2015 were $27,000 and $560,000, respectively, and for the six months ended June 30, 2016 and 2015 were $53,000 and $968,000, respectively.

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation - ESOP	Total
	(Dollars in thousands)
Six Months Ended June 30, 2016
Balance at December 31, 2015	54,875,237	$549	$403,737	$206,214	$(2,092)	$(20,282)	$588,126
Comprehensive income	—	—	—	13,384	2,191	—	15,575
Dividends declared ($0.06 per share)	—	—	—	(3,059)	—	—	(3,059)
Repurchased stock related to buyback program	(1,220,711)	(12)	(16,943)	—	—	—	(16,955)
ESOP shares earned (60,882 shares)	—	—	416	—	—	441	857
Share-based compensation expense—restricted stock, net of awards forfeited	(7,390)	—	1,057	—	—	—	1,057
Share-based compensation expense—stock options, net of awards forfeited	—	—	593	—	—	—	593
Excess tax benefits in connection with share-based compensation	—	—	306	—	—	—	306
Stock options exercised	41,430	—	152	—	—	—	152

Balance at June 30, 2016	53,688,566	$537	$389,318	$216,539	$99	$(19,841)	$586,652

Six Months Ended June 30, 2015
Balance at December 31, 2014	54,708,066	$547	$410,714	$184,715	$2,898	$(21,164)	$577,710
Comprehensive income	—	—	—	11,990	(2,534)	—	9,456
ESOP shares earned (60,882 shares)	—	—	324	—	—	441	765
Share-based compensation expense—restricted stock, net of awards forfeited	87,210	1	201	—	—	—	202
Share-based compensation expense—stock options, net of awards forfeited	—	—	86	—	—	—	86
Excess tax benefits in connection with share-based compensation	—	—	255	—	—	—	255
Stock options exercised	170,279	2	121	—	—	—	123

Balance at June 30, 2015	54,965,555	$550	$411,701	$196,705	$364	$(20,723)	$588,597

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$13,384	$11,990
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of acquisition fair value adjustments	(74)	(47)
ESOP shares earned	857	765
Provision for loan losses	5,018	3,711
Accretion of net deferred loan origination fees	(494)	(371)
Net accretion of securities available for sale	(33)	(39)
Depreciation and amortization expense	1,462	1,202
Gain on sales of securities, net	(127)	(2,444)
Net loss and provision for foreclosed real estate	23	—
Deferred income tax benefit	(540)	(97)
Income from bank-owned life insurance	(598)	(590)
Share-based compensation expense	1,650	288
Excess tax benefits in connection with share-based compensation	(306)	(255)
Net changes in:
Loans held for sale	2,272	(4,183)
Accrued interest receivable	(672)	(306)
Other assets	(5,639)	1,671
Accrued expenses and other liabilities	(2,034)	(3,046)

Net cash provided by operating activities	14,149	8,249

Cash flows from investing activities:
Purchases of certificates of deposit	(20,292)	(10,000)
Maturities of certificates of deposit	84,012	—
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	12,790	18,148
Redemption of mutual funds, net	970	9,931
Proceeds from sales	5,023	19,095
Purchases	(5,182)	(20,543)
Loans originated, net of principal payments received	(466,483)	(69,145)
Purchases of premises and equipment	(1,994)	(1,349)
Purchase of Federal Home Loan Bank stock	(6,887)	—
Proceeds from sales of foreclosed real estate	432	—

Net cash used in investing activities	(397,611)	(53,863)

Cash flows from financing activities:
Net increase in deposits	255,028	47,240
Net change in borrowings with maturities less than three months	(20,000)	—
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	210,000	—
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(36,602)	(31,082)
Cash dividends paid on common stock	(3,095)	—
Stock options exercised	152	123
Repurchase of common stock	(16,955)	—
Excess tax benefits in connection with share-based compensation	306	255

Net cash provided by financing activities	388,834	16,536

Net change in cash and cash equivalents	5,372	(29,078)
Cash and cash equivalents at beginning of period	96,363	205,732

Cash and cash equivalents at end of period	$101,735	$176,654

Supplemental cash flow information:
Interest paid on deposits	$10,850	$9,133
Interest paid on borrowings	1,206	1,023
Income taxes paid, net of refunds	12,241	8,510
Non-cash investing and financing activities:
Transfers from loans to foreclosed real estate	638	—

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

The consolidated financial statements include the accounts of the Company and all other entities in which it has a controlling financial interest. The Company owns the Bank. The Bank’s subsidiaries include Prospect, Inc., which engages in securities transactions on its own behalf, EBOSCO, LLC and Berkeley Riverbend Estates LLC, both of which can hold foreclosed real estate, and East Boston Investment Services, Inc., which is authorized for third-party investment sales and is currently inactive. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (“SEC”) on March 11, 2016, and is available through the SEC’s website at www.sec.gov.

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the evaluation of goodwill for impairment and the evaluation of securities for other-than-temporary impairment.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of this ASU was to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted, but not before annual periods beginning after December 31, 2016. The Company is currently reviewing this ASU to determine if it will have an impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall, (Subtopic 825-10). The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Targeted changes to generally accepted accounting principles include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has a portfolio of equity investments and if such guidance were effective for the six months ended June 30, 2016, a net unrealized gain of approximately $3.8 million and related deferred tax benefit of $1.3 million would have been recognized in net income, instead of in other comprehensive income. The impact of this guidance on future periods is dependent on future market conditions and investment activity.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update is intended to improve financial reporting about leasing transactions and the key provision impacting the Company is the requirement for a lessee to record a right-to-use asset and liability representing the obligation to make lease payments for long-term operating leases. The update will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently reviewing this ASU to determine the impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic718). This update is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The update will be effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently reviewing this ASU to determine the impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology, referred to as Current Expected Credit Loss, or CECL, that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Additionally, credit losses on available-for-sale debt securities should be measured in a manner similar to current GAAP. However, the amendments in this update require that credit losses be presented as an allowance rather than as a write down. This update will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently reviewing this ASU to determine the impact on the Company’s consolidated financial statements.

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

Basic and diluted earnings per share have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share amounts)
Net income available to common stockholders	$5,907	$5,585	$13,384	$11,990

Basic weighted average shares outstanding	51,026,985	52,074,889	51,298,334	51,969,106
Effect of dilutive stock options	1,110,490	1,091,671	1,102,364	1,116,573

Diluted weighted average shares outstanding	52,137,475	53,166,560	52,400,698	53,085,679

Earnings per share:
Basic	$0.12	$0.11	$0.26	$0.23
Diluted	$0.11	$0.11	$0.26	$0.23

For the three and six months ended June 30, 2016, options for the exercise of 248,904 shares and 320,829 shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. For the three and six months ended June 30, 2015, options for the exercise of 37,789 shares and 39,547 shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

4. SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
June 30, 2016
Debt securities:
Corporate bonds:
Financial services	$22,466	$79	$(27)	$22,518
Industrials	1,000	3	—	1,003

Total corporate bonds	23,466	82	(27)	23,521
Government-sponsored enterprises	5,000	3	—	5,003
Municipal bonds	4,264	67	—	4,331
Residential mortgage-backed securities:
Government-sponsored enterprises	6,245	439	(3)	6,681
Private label	838	23	—	861
U.S. treasury securities	24,998	16	—	25,014

Total debt securities	64,811	630	(30)	65,411

Marketable equity securities:
Common stocks:
Basic materials	12,407	513	(2,166)	10,754
Consumer products and services	18,576	2,311	(1,693)	19,194
Financial services	13,244	1,084	(918)	13,410
Healthcare	9,883	1,292	(275)	10,900
Industrials	6,011	452	(124)	6,339
Technology	5,848	377	(513)	5,712

Total common stocks	65,969	6,029	(5,689)	66,309
Money market mutual funds	222	—	—	222

Total marketable equity securities	66,191	6,029	(5,689)	66,531

Total securities available for sale	$131,002	$6,659	$(5,719)	$131,942

December 31, 2015
Debt securities:
Corporate bonds:
Financial services	$26,430	$101	$(42)	$26,489
Industrials	2,999	11	—	3,010

Total corporate bonds	29,429	112	(42)	29,499
Government-sponsored enterprises	11,000	2	(40)	10,962
Municipal bonds	4,326	89	—	4,415
Residential mortgage-backed securities:
Government-sponsored enterprises	6,948	436	(3)	7,381
Private label	878	26	—	904
U.S. treasury securities	24,996	—	(62)	24,934

Total debt securities	77,577	665	(147)	78,095

Marketable equity securities:
Common stocks:
Basic materials	13,221	370	(4,043)	9,548
Consumer products and services	18,987	1,060	(1,578)	18,469
Financial services	11,821	782	(649)	11,954
Healthcare	9,403	1,050	(117)	10,336
Industrials	5,308	96	(573)	4,831
Technology	4,987	138	(559)	4,566
Utilities	1,956	757	(11)	2,702

Total common stocks	65,683	4,253	(7,530)	62,406
Money market mutual funds	1,193	—	(48)	1,145

Total marketable equity securities	66,876	4,253	(7,578)	63,551

Total securities available for sale	$144,453	$4,918	$(7,725)	$141,646

At June 30, 2016, securities with an amortized cost of $8.0 million and $819,000 were pledged as collateral for Federal Home Loan Bank of Boston borrowings and Federal Reserve Bank discount window borrowings, respectively.

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2016 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	One Year or Less		After One Year Through Five Years		After Five Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Corporate bonds:
Financial services	$17,460	$17,493	$5,006	$5,025	$—	$—	$22,466	$22,518
Industrials	1,000	1,003	—	—	—	—	1,000	1,003

Total corporate bonds	18,460	18,496	5,006	5,025	—	—	23,466	23,521
Government-sponsored enterprises	—	—	3,000	3,003	2,000	2,000	5,000	5,003
Municipal bonds	3,136	3,165	1,128	1,166	—	—	4,264	4,331
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	10	10	6,235	6,671	6,245	6,681
Private label	—	—	—	—	838	861	838	861
U.S. treasury securities	24,998	25,014	—	—	—	—	24,998	25,014

Total	$46,594	$46,675	$9,144	$9,204	$9,073	$9,532	$64,811	$65,411

For the three months ended June 30, 2016 and 2015, proceeds from sales of securities available for sale amounted to $1.1 million and $14.4 million, respectively. Gross gains of $324,000 and $1.6 million and gross losses of $256,000 and $158,000, respectively, were realized on those sales. For the six months ended June 30, 2016 and 2015, proceeds from sales of securities available for sale amounted to $5.0 million and $19.1 million, respectively. Gross gains of $1.2 million and $2.8 million and gross losses of $1.1 million and $323,000, respectively, were realized on those sales.

Information pertaining to securities available for sale as of June 30, 2016 and December 31, 2015, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
June 30, 2016
Debt securities:
Corporate bonds-financial services	$—	$—	$27	$3,473
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	3	209

Total debt securities	—	—	30	3,682

Marketable equity securities:
Common stocks:
Basic materials	—	—	2,166	6,763
Consumer products and services	285	1,591	1,408	2,748
Financial services	704	4,035	214	1,238
Healthcare	204	2,135	71	216
Industrials	60	676	64	855
Technology	26	417	487	1,967

Total common stocks	1,279	8,854	4,410	13,787

Total marketable equity securities	1,279	8,854	4,410	13,787

Total temporarily impaired securities	$1,279	$8,854	$4,440	$17,469

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
December 31, 2015
Debt securities:
Corporate bonds-financial services	$10	$4,998	$32	$3,468
Government-sponsored enterprises	14	3,986	26	4,974
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	3	215
U.S. treasury securities	62	24,934	—	—

Total debt securities	86	33,918	61	8,657

Marketable equity securities:
Common stocks:
Basic materials	2,043	4,478	2,000	3,138
Consumer products and services	1,099	7,521	479	1,657
Financial services	421	4,019	228	540
Healthcare	117	1,202	—	—
Industrials	573	2,647	—	—
Technology	103	675	456	1,091
Utilities	11	8	—	—

Total common stocks	4,367	20,550	3,163	6,426
Money market mutual funds	—	—	48	1,020

Total marketable equity securities	4,367	20,550	3,211	7,446

Total temporarily impaired securities	$4,453	$54,468	$3,272	$16,103

The Company determined no securities were other-than-temporarily impaired for the six months ended June 30, 2016 and 2015. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.

As of June, 2016, the gross unrealized loss on the total debt securities portfolio was $30,000. At June 30, 2016, seven debt securities had unrealized losses with aggregate depreciation of 0.8% from the Company’s amortized cost basis. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in the Company’s debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. The contractual terms of these investments do not permit the companies to settle the security at a price less than the par value of the investment. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment. Because (1) the Company does not intend to sell the securities; (2) the Company does not believe it is more likely than not that the Company will be required to sell the securities before recovery of its amortized cost basis; and (3) the present value of expected cash flows is sufficient to recover the entire amortized cost basis of the securities, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2016.

At June 30, 2016, 45 marketable equity securities with a fair value of $22.6 million had gross unrealized losses totaling $5.7 million, or an aggregate depreciation of 20.1% from the Company’s cost basis. These marketable equity securities consisted of 18 securities with a fair value of $8.9 million and a gross unrealized loss of $1.3 million for less than 12 months and 27 securities with a fair value of $13.8 million and a gross unrealized loss of $4.4 million for 12 months or longer. The marketable equity securities in a gross unrealized loss position for 12 months or longer were comprised of 13 securities in the basic materials sector with a fair value of $6.8 million and a gross unrealized loss of $2.2 million, seven marketable equity securities in the consumer products and services sector with a fair value of $2.7 million and a gross unrealized loss of $1.4 million, two securities in the financial services sector with a fair value of $1.2 million and a gross unrealized loss of $214,000, one security in the healthcare sector with a fair value of $216,000 and a gross unrealized loss of $71,000, one security in the industrials sector with a fair value of $855,000 and a gross unrealized loss of $64,000, and three securities in the technology sector with a fair value of $2.0 million and a gross unrealized loss of $487,000.

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

Although issuers within the marketable equity securities portfolio had price declines resulting in unrealized losses in excess of cost, management does not believe these declines in market value are other than temporary and the Company currently has the ability and intent to hold these investments until a recovery of fair value. The gross unrealized losses in the basic materials sector resulted primarily from significant reductions in the stock prices of issuers in the oil and gas industry following a rapid decline in oil prices beginning in mid-2015. Continued volatility in oil prices and several other global economic factors contributed to volatility in the broader equities market in the first six months of 2016, with improvement in equities market prices for most industry sectors, including basic materials, as of June 30, 2016 and into the third quarter of 2016.

5. LOANS

A summary of loans follows:

	June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$447,131	12.6%	$458,423	14.9%
Multi-family	490,724	13.8	417,388	13.5
Home equity lines of credit	47,412	1.3	46,660	1.5
Commercial real estate	1,568,224	44.2	1,328,344	43.1
Construction	484,858	13.7	421,531	13.7

Total real estate loans	3,038,349	85.6	2,672,346	86.7
Commercial and industrial	500,897	14.1	400,051	13.0
Consumer	9,568	0.3	10,028	0.3

Total loans	3,548,814	100.0%	3,082,425	100.0%

Allowance for loan losses	(38,317)		(33,405)
Net deferred loan origination fees	(3,902)		(3,778)

Loans, net	$3,506,595		$3,045,242

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At June 30, 2016 and December 31, 2015, the Company was servicing loans for participants aggregating $146.2 million and $137.7 million, respectively.

At June 30, 2016, multi-family and commercial real estate loans with carrying values totaling $56.5 million and $150.7 million, respectively, were pledged as collateral for Federal Home Loan Bank of Boston borrowings.

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

The following is a summary of the outstanding balance of the acquired loans with evidence of credit deterioration:

	June 30,	December 31,
	2016	2015
	(In thousands)
Real estate loans:
Residential real estate:
One- to four-family	$4,934	$5,014
Multi-family	574	592
Home equity lines of credit	323	344
Commercial real estate	352	360

Outstanding principal balance	6,183	6,310
Accretable and non-accretable discounts	(1,346)	(1,370)

Carrying amount	$4,837	$4,940

A rollforward of the accretable discount follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Beginning balance	$775	$776	$787	$919
Accretion	(12)	(14)	(24)	(28)
Disposals	—	(78)	—	(207)

Ending balance	$763	$684	$763	$684

An analysis of the allowance for loan losses and related information follows:

	Three Months Ended June 30, 2016
	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Beginning balance	$1,385	$3,487	$96	$15,083	$7,789	$6,459	$91	$34,390
Provision (credit) for loan losses	(65)	515	(4)	1,867	1,294	284	61	3,952
Charge-offs	—	—	—	—	—	—	(70)	(70)
Recoveries	—	—	—	—	7	8	30	45

Ending balance	$1,320	$4,002	$92	$16,950	$9,090	$6,751	$112	$38,317

	Three Months Ended June 30, 2015
	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Beginning balance	$1,663	$3,608	$95	$12,942	$5,356	$4,853	$84	$28,601
Provision (credit) for loan losses	(139)	(86)	57	(144)	3,576	331	56	3,651
Charge-offs	(7)	—	—	—	(2,287)	—	(57)	(2,351)
Recoveries	—	—	—	18	166	1	23	208

Ending balance	$1,517	$3,522	$152	$12,816	$6,811	$5,185	$106	$30,109

	Six Months Ended June 30, 2016
	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Beginning balance	$1,354	$3,385	$144	$14,497	$8,313	$5,620	$92	$33,405
Provision (credit) for loan losses	(34)	617	(52)	2,453	763	1,167	104	5,018
Charge-offs	—	—	—	—	—	(44)	(134)	(178)
Recoveries	—	—	—	—	14	8	50	72

Ending balance	$1,320	$4,002	$92	$16,950	$9,090	$6,751	$112	$38,317

	Six Months Ended June 30, 2015
	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Beginning balance	$1,849	$3,635	$100	$13,000	$5,155	$4,633	$97	$28,469
Provision (credit) for loan losses	(180)	(113)	52	(202)	3,485	584	85	3,711
Charge-offs	(160)	—	—	—	(2,287)	(33)	(118)	(2,598)
Recoveries	8	—	—	18	458	1	42	527

Ending balance	$1,517	$3,522	$152	$12,816	$6,811	$5,185	$106	$30,109

	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
June 30, 2016
Amount of allowance for loan losses for loans deemed to be impaired	$49	$140	$—	$18	$—	$—	$—	$207
Amount of allowance for loan losses for loans not deemed to be impaired	1,271	3,862	92	16,932	9,090	6,751	112	38,110

	$1,320	$4,002	$92	$16,950	$9,090	$6,751	$112	$38,317

Loans deemed to be impaired	$1,690	$1,380	$—	$3,830	$13,872	$1,957	$—	$22,729
Loans not deemed to be impaired	445,441	489,344	47,412	1,564,394	470,986	498,940	9,568	3,526,085

	$447,131	$490,724	$47,412	$1,568,224	$484,858	$500,897	$9,568	$3,548,814

	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
December 31, 2015
Amount of allowance for loan losses for loans deemed to be impaired	$3	$143	$—	$84	$—	$44	$—	$274
Amount of allowance for loan losses for loans not deemed to be impaired	1,351	3,242	144	14,413	8,313	5,576	92	33,131

	$1,354	$3,385	$144	$14,497	$8,313	$5,620	$92	$33,405

Loans deemed to be impaired	$1,582	$1,401	$—	$3,663	$16,026	$805	$—	$23,477
Loans not deemed to be impaired	456,841	415,987	46,660	1,324,681	405,505	399,246	10,028	3,058,948

	$458,423	$417,388	$46,660	$1,328,344	$421,531	$400,051	$10,028	$3,082,425

The following table provides information about the Company’s past due and non-accrual loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
June 30, 2016
Real estate loans:
Residential real estate:
One- to four-family	$2,212	$765	$2,546	$5,523	$9,552
Home equity lines of credit	643	115	369	1,127	1,609
Commercial real estate	894	—	2,380	3,274	3,829
Construction	—	—	13,596	13,596	13,698

Total real estate loans	3,749	880	18,891	23,520	28,688
Commercial and industrial	—	—	737	737	737
Consumer	653	447	—	1,100	—

Total	$4,402	$1,327	$19,628	$25,357	$29,425

December 31, 2015
Real estate loans:
Residential real estate:
One- to four-family	$1,674	$221	$3,266	$5,161	$9,264
Home equity lines of credit	587	—	1,166	1,753	1,763
Commercial real estate	483	—	2,652	3,135	3,663
Construction	—	—	15,849	15,849	15,849

Total real estate loans	2,744	221	22,933	25,898	30,539
Commercial and industrial	—	—	805	805	805
Consumer	580	317	—	897	—

Total	$3,324	$538	$23,738	$27,600	$31,344

At June 30, 2016 and December 31, 2015, the Company did not have any accruing loans past due 90 days or more.

The following tables provide information with respect to the Company’s impaired loans:

	June 30, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
One- to four-family	$1,282	$1,808		$1,318	$1,813
Multi-family	81	81		88	88
Commercial real estate	3,234	3,552		2,652	2,947
Construction	13,872	16,507		16,026	18,660
Commercial and industrial	1,957	2,291		761	1,095

Total	20,426	24,239		20,845	24,603

Impaired loans with a valuation allowance:
One- to four-family	408	408	$49	264	264	$3
Multi-family	1,299	1,299	140	1,313	1,313	143
Commercial real estate	596	596	18	1,011	1,022	84
Commercial and industrial	—	—	—	44	44	44

Total	2,303	2,303	207	2,632	2,643	274

Total impaired loans	$22,729	$26,542	$207	$23,477	$27,246	$274

At June 30, 2016, additional funds committed to be advanced in connection with impaired loans were immaterial.

	Three Months Ended June 30,
	2016			2015
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
One- to four-family	$1,699	$16	$10	$2,282	$35	$34
Multi-family	1,385	14	—	1,426	14	14
Commercial real estate	3,937	14	14	5,558	33	33
Construction	14,017	9	6	22,304	60	60
Commercial and industrial	1,980	18	—	996	2	2

Total impaired loans	$23,018	$71	$30	$32,566	$144	$143

	Six Months Ended June 30,
	2016			2015
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
One- to four-family	$1,709	$36	$25	$3,309	$85	$84
Multi-family	1,390	27	—	1,431	27	27
Commercial real estate	3,805	53	53	10,702	146	146
Construction	14,771	17	10	15,321	256	254
Commercial and industrial	1,376	49	13	973	5	5

Total impaired loans	$23,051	$182	$101	$31,736	$519	$516

The following table summarizes the troubled debt restructurings (“TDRs”) at the dates indicated:

	June 30,	December 31,
	2016	2015
	(In thousands)
TDRs on accrual status:
One- to four-family	$2,254	$2,621
Multi-family	1,380	1,402
Home equity lines of credit	18	18
Commercial real estate	9,841	9,968
Construction	174	174
Commercial and industrial	30	33

Total TDRs on accrual status	13,697	14,216

TDRs on non-accrual status:
One- to four-family	1,380	1,261
Commercial real estate	516	528
Construction	1,111	1,136
Commercial and industrial	178	186

Total TDRs on non-accrual status	3,185	3,111

Total TDRs	$16,882	$17,327

During the six months ended June 30, 2016 and 2015, new TDRs and TDRs that defaulted and became 90 days past due in the first 12 months after restructure were immaterial. The Company generally places loans modified as TDRs on non-accrual status for a minimum period of six months. Loans modified as TDRs qualify for return to accrual status once they have demonstrated performance with the modified terms of the loan agreement for a minimum of six consecutive months and future payments are reasonably assured. TDRs are initially reported as impaired loans with an allowance established as part of the allocated component of the allowance for loan losses when the discounted cash flows of the impaired loan are lower than the carrying value of that loan. TDRs may be removed from impairment disclosures in the year following the restructure if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. At June 30, 2016 and December 31, 2015, the allowance for loan losses included an allocated component related to TDRs of $189,000 and $68,000, respectively. There were no charge-offs related to the TDRs modified during the six months ended June 30, 2016 or 2015.

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

The following tables provide information with respect to the Company’s risk rating:

	June 30, 2016				December 31, 2015
	Multi-family			Commercial	Multi-family			Commercial
	residential	Commercial		and	residential	Commercial		and
	real estate	real estate	Construction	industrial	real estate	real estate	Construction	industrial
	(In thousands)
Loans rated 1 - 3A	$481,594	$1,562,977	$468,889	$450,665	$408,121	$1,320,748	$403,411	$375,013
Loans rated 4 - 4A	864	3,519	—	48,245	887	3,655	—	24,199
Loans rated 5	8,266	1,728	15,969	1,987	8,380	3,941	18,120	839
Loans rated 6	—	—	—	—	—	—	—	—
Loans rated 7	—	—	—	—	—	—	—	—

Total	$490,724	$1,568,224	$484,858	$500,897	$417,388	$1,328,344	$421,531	$400,051

For one- to four-family real estate loans, home equity lines of credit and consumer loans, management uses delinquency reports as the key credit quality indicator.

6. DEPOSITS

A summary of deposit balances, by type, follows:

	June 30,	December 31,
	2016	2015
	(In thousands)
Demand deposits	$373,561	$370,546
NOW deposits	452,451	334,753
Money market deposits	812,315	860,957
Regular savings and other deposits	300,522	288,180

Total non-certificate accounts	1,938,849	1,854,436

Term certificates less than $250,000	780,737	651,028
Term certificates $250,000 and greater	278,451	237,554

Total term certificates	1,059,188	888,582

Total deposits	$2,998,037	$2,743,018

A summary of term certificates, by maturity, follows:

	June 30, 2016		December 31, 2015
Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$574,351	1.16%	$504,756	1.03%
Over 1 year to 2 years	197,162	1.26	201,929	1.25
Over 2 years to 3 years	71,036	1.37	74,304	1.25
Over 3 years to 4 years	186,653	1.99	79,017	1.83
Over 4 years to 5 years	26,558	1.67	25,225	1.67
Greater than 5 years	3,428	5.50	3,351	5.50

	$1,059,188	1.36%	$888,582	1.21%

The Company had brokered certificates of deposit, which are included in term certificates in the tables above, totaling $157.6 million with a weighted average rate of 1.29% and $130.8 million with a weighted average rate of 1.22% at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016, the Company also had brokered NOW deposits totaling $147.5 million representing reciprocal deposits received from other financial institutions through an Authorized Bank Deposit Placement Network Sponsor to facilitate full federal deposit insurance coverage for certain Bank customers. There were no brokered NOW deposits at December 31, 2015.

7. BORROWINGS

The Company had no short-term borrowings at June 30, 2016. At December 31, 2015, short-term borrowings with an original maturity of less than one year consisted of a FHLB advance totaling $20.0 million with a rate of 0.57% that matured on January 16, 2016. The Company also has an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily and $819,000 of borrowing capacity at the Federal Reserve Bank discount window. No amounts were drawn on the line of credit and no borrowings were outstanding with the Federal Reserve Bank discount window as of June 30, 2016 or December 31, 2015.

Long-term debt consists of FHLB advances as follows:

	June 30, 2016		December 31, 2015
Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2016	$6,500	3.99%	$41,500	1.20%
2017	89,632	1.32	89,632	1.32
2018	43,000	1.25	3,000	1.63
2019	5,790	1.23	6,684	1.23
2020	30,702	0.24	6,410	1.22
2021	105,000	0.64	—	—
2023	10,000	2.10	—	—
2026	20,000	0.59	—	—
2031	10,000	1.21	—	—

	$320,624	1.01%	$147,226	1.28%

At June 30, 2016, advances amounting to $141.5 million are callable by the FHLB prior to maturity, including advances totaling $85.0 million with variable rates based on the 3-Month London Interbank Offered Rate (LIBOR), less 60 basis points, during the first year and maturities of $25.0 million in 2020 and $60.0 million in 2021.

All borrowings from the FHLB are secured by investment securities and qualified collateral, consisting of a blanket lien on one- to four-family loans and certain multi-family and commercial real estate loans held in the Bank’s portfolio. At June 30, 2016, the Company pledged multi-family and commercial real estate loans with carrying values totaling $56.5 million and $150.7 million, respectively.

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

A summary of outstanding loan commitments whose contract amounts represent credit risk is as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Unadvanced portion of existing loans:
Construction	$430,996	$567,177
Home equity lines of credit	34,631	34,965
Other lines and letters of credit	284,924	149,973
Commitments to originate:
One- to four-family	25,221	15,122
Commercial real estate	127,919	57,589
Construction	132,729	125,367
Commercial and industrial	28,044	45,960
Other loans	—	1,159

Total loan commitments outstanding	$1,064,464	$997,312

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

Interest Rate Swaps

The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with commercial business customers to synthetically convert their loans from a variable rate to a fixed rate. The Company pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. Concurrently, the Company enters into an offsetting interest rate swap with a third-party financial institution. In the offsetting swap, the Company pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating and probability of default. At June 30, 2016 and December 31, 2015, the Company had $1.6 million and $1.4 million, respectively, in cash pledged for collateral on its interest rate swap with the third-party financial institution.

Summary information regarding these derivatives is presented below:

				June 30, 2016		December 31, 2015
	Maturity	Interest Rate Paid	Interest Rate Received	Notional Amount	Fair Value	Notional Amount	Fair Value
				(Dollars in thousands)
Customer interest rate swap	10/17/33	1 Mo. Libor + 175bp	Fixed (4.1052%)	$11,014	$1,606	$11,100	$1,008
Third-party interest rate swap	10/17/33	Fixed (4.1052%)	1 Mo. Libor + 175bp	11,014	(1,606)	11,100	(1,008)

Derivative Loan Commitments

Residential real estate loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. The Company enters into commitments to fund residential real estate loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market. A residential loan commitment requires the Company to originate a loan at a specific interest rate upon the completion of various underwriting requirements. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in loan interest rates. If interest rates increase, the value of these commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. Derivative loan commitments with a notional amount of $10.7 million and $6.6 million were outstanding at June 30, 2016 and December 31, 2015, respectively. The fair value of such commitments was a net asset of $109,000 and $15,000 at June 30, 2016 and December 31, 2015, respectively.

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Under a “mandatory delivery” contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay the investor a “pair-off” fee, based on then-current market prices, to compensate the investor for the shortfall. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price that it will purchase the loan from the Company if the loan to the underlying borrower closes. The Company generally enters into forward sale contracts on the same day it commits to lend funds to a potential borrower. The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. Forward loan sale commitments with a notional amount of $12.8 million and $11.1 million were outstanding at June 30, 2016 and December 31, 2015, respectively. The fair value of such commitments was a net liability of $134,000 at June 30, 2016 and a net asset of $65,000 at December 31, 2015.

The following table presents the fair values of derivative instruments in the consolidated balance sheets.

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
June 30, 2016
Derivative loan commitments	Other assets	$110	Other liabilities	$1
Forward loan sale commitments	Other assets	—	Other liabilities	134
Loan level interest rate swaps	Other assets	1,606	Other liabilities	1,606

Total		$1,716		$1,741

December 31, 2015
Derivative loan commitments	Other assets	$19	Other liabilities	$4
Forward loan sale commitments	Other assets	67	Other liabilities	2
Loan level interest rate swaps	Other assets	1,008	Other liabilities	1,008

Total		$1,094		$1,014

The following table presents information pertaining to gains (losses) on the Company’s derivative instruments included in the consolidated statements of net income.

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Location of Gain (Loss)	2016	2015	2016	2015
		(In thousands)
Derivative loan commitments	Mortgage banking gains, net	$71	$(35)	$94	$(86)
Forward loan sale commitments	Mortgage banking gains, net	(125)	204	(199)	250

Total		$(54)	$169	$(105)	$164

For the three months ended June 30, 2016, the Company recognized net mortgage banking gains of $104,000, consisting of $158,000 in net gains on sale of loans and $54,000 in net derivative mortgage banking losses. The Company recognized net mortgage banking gains of $268,000, consisting of $99,000 in net gains on sale of loans and $169,000 in net derivative mortgage banking gains for the three months ended June 30, 2015. For the six months ended June 30, 2016, the Company recognized net mortgage banking gains of $174,000, consisting of $279,000 in net gains on sale of loans and $105,000 in net derivative mortgage banking losses. The company recognized net mortgage banking gains of $378,000, consisting of $214,000 in net gains on sale of loans and $164,000 in net derivative mortgage banking gains for the six months ended June 30, 2015.

Other Commitments

As of June 30, 2016, the Company has an outstanding commitment of $23.8 million with its core data processing provider through December 2021.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
June 30, 2016
Assets:
Debt securities	$—	$65,411	$—	$65,411
Marketable equity securities	66,531	—	—	66,531
Derivative loan commitments	—	—	110	110
Forward loan sale commitments	—	—	—	—
Loan level interest rate swaps	—	—	1,606	1,606

Total assets	$66,531	$65,411	$1,716	$133,658

Liabilities:
Derivative loan commitments	$—	$—	$1	$1
Forward loan sale commitments	—	—	134	134
Loan level interest rate swaps	—	—	1,606	1,606

Total liabilities	$—	$—	$1,741	$1,741

December 31, 2015
Assets:
Debt securities	$—	$78,095	$—	$78,095
Marketable equity securities	63,551	—	—	63,551
Derivative loan commitments	—	—	19	19
Forward loan sale commitments	—	—	67	67
Loan level interest rate swaps	—	—	1,008	1,008

Total assets	$63,551	$78,095	$1,094	$142,740

Liabilities:
Derivative loan commitments	$—	$—	$4	$4
Forward loan sale commitments	—	—	2	2
Loan level interest rate swaps	—	—	1,008	1,008

Total liabilities	$—	$—	$1,014	$1,014

For the six months ended June 30, 2016 and 2015, there were no transfers in or out of Levels 1 and 2 and the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis are as follows:

	Three months ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Derivative loan commitments and forward sale commitments, net:
Beginning balance	$29	$96	$80	$101
Total realized and unrealized losses included in net income	(54)	169	(105)	164

Ending balance	$(25)	$265	$(25)	$265

Total realized gain relating to instruments still held at period end	$(25)	$265	$(25)	$265

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

	June 30, 2016			Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
	(In thousands)
Impaired loans	$—	$—	$18,773	$51	$(46)
Foreclosed real estate	—	—	183	—	—

	$—	$—	$18,956	$51	$(46)

	December 31, 2015			Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
	(In thousands)
Impaired loans	$—	$—	$20,452	$(2,287)	$(2,287)
Foreclosed real estate	—	—	—	—	—

	$—	$—	$20,452	$(2,287)	$(2,287)

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

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2016
Financial assets:
Cash and due from banks	$101,735	$101,735	$—	$—	$101,735
Certificates of deposit	35,342	—	35,516	—	35,516
Securities available for sale	131,942	66,531	65,411	—	131,942
Federal Home Loan Bank stock	17,818	—	—	17,818	17,818
Loans and loans held for sale, net	3,508,992	—	—	3,521,920	3,521,920
Accrued interest receivable	9,246	—	—	9,246	9,246
Financial liabilities:
Deposits	2,998,037	—	—	3,007,674	3,007,674
Borrowings	320,624	—	324,569	—	324,569
Accrued interest payable	1,033	—	—	1,033	1,033
On-balance sheet derivative financial instruments:
Assets:
Derivative loan commitments	110	—	—	110	110
Forward loan sale commitments	—	—	—	—	—
Loan level interest rate swaps	1,606	—	—	1,606	1,606
Liabilities:
Derivative loan commitments	1	—	—	1	1
Forward loan sale commitments	134	—	—	134	134
Loan level interest rate swaps	1,606	—	—	1,606	1,606

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2015
Financial assets:
Cash and due from banks	$96,363	$96,363	$—	$—	$96,363
Certificates of deposit	99,062	—	99,205	—	99,205
Securities available for sale	141,646	63,551	78,095	—	141,646
Federal Home Loan Bank stock	10,931	—	—	10,931	10,931
Loans and loans held for sale, net	3,049,911	—	—	3,096,160	3,096,160
Accrued interest receivable	8,574	—	—	8,574	8,574
Financial liabilities:
Deposits	2,743,018	—	—	2,749,601	2,749,601
Borrowings	167,226	—	167,702	—	167,702
Accrued interest payable	890	—	—	890	890
On-balance sheet derivative financial instruments:
Assets:
Derivative loan commitments	19	—	—	19	19
Forward loan sale commitments	67	—	—	67	67
Loan level interest rate swaps	1,008	—	—	1,008	1,008
Liabilities:
Derivative loan commitments	4	—	—	4	4
Forward loan sale commitments	2	—	—	2	2
Loan level interest rate swaps	1,008	—	—	1,008	1,008

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

Assets. Our total assets increased $404.6 million, or 11.5%, to $3.929 billion at June 30, 2016 from $3.525 billion at December 31, 2015. Net loans increased $461.4 million, or 15.1%, to $3.507 billion at June 30, 2016 from $3.045 billion at December 31, 2015. Cash and due from banks increased $5.4 million, or 5.6%, to $101.7 million at June 30, 2016 from $96.4 million at December 31, 2015. Certificates of deposit decreased $63.7 million, or 64.3%, to $35.3 million at June 30, 2016 from $99.1 million at December 31, 2015, primarily due to maturities of $84.0 million, partially offset by purchases of $20.3 million. Securities available for sale decreased $9.7 million, or 6.9%, to $131.9 million at June 30, 2016 from $141.6 million at December 31, 2015.

Loan Portfolio Analysis. At June 30, 2016, net loans were $3.507 billion, or 89.2% of total assets. During the six months ended June 30, 2016, net loans increased $461.4 million, or 15.1%. Loan originations totaled $742.4 million during the six months ended June 30, 2016. The increase in net loans consisted of $239.9 million in commercial real estate loans, $100.8 million in commercial and industrial loans, $73.3 million in multi-family loans and $63.3 million in construction loans, partially offset by a decrease of $11.3 million in one- to four-family loans. Refer to Note 5, Loans, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding the loans held in the Company’s loan portfolio.

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

Delinquencies. Total past due loans decreased $2.2 million, or 8.1%, to $25.4 million at June 30, 2016 from $27.6 million at December 31, 2015, reflecting a decrease of $4.1 million in loans 90 days or greater past due, partially offset by an increase of $1.9 million loans 30 to 89 days past due. At June 30, 2016, non-accrual loans exceeded loans 90 days or greater past due primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected and certain loans remain on non-accrual status until they attain a sustained payment history of six consecutive months.

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including troubled debt restructurings (“TDRs”) on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At June 30, 2016, we did not have any accruing loans past due 90 days or greater. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $1.7 million at June 30, 2016. The following table provides information with respect to our non-performing assets at the dates indicated.

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One- to four-family	$9,552	$9,264
Multi-family	—	—
Home equity lines of credit	1,609	1,763
Commercial real estate	3,829	3,663
Construction	13,698	15,849

Total real estate loans	28,688	30,539
Commercial and industrial	737	805

Total non-accrual loans (1)	29,425	31,344
Foreclosed assets	183	—

Total non-performing assets	$29,608	$31,344

Non-accrual loans to total loans	0.83%	1.02%
Non-accrual loans to total assets	0.75%	0.89%
Non-performing assets to total assets	0.75%	0.89%

(1)	TDRs on accrual status not included above totaled $13.7 million at June 30, 2016 and $14.2 million at December 31, 2015.

Non-performing assets were $29.6 million or 0.75% of total assets, at June 30, 2016, compared to $31.3 million, or 0.89% of total assets, at December 31, 2015. We recognized $322,000 of interest income on non-accrual loans for the six months ended June 30, 2016. Additional interest income that would have been recorded for the six months ended June 30, 2016 had non-accruing loans been current according to their original terms amounted to $401,000. Construction loans represented approximately 46.3% of our non-performing assets at June 30, 2016.

Non-accrual loans decreased $1.9 million, or 6.1%, to $29.4 million, or 0.83% of total loans outstanding at June 30, 2016, from $31.3 million, or 1.02% of total loans outstanding at December 31, 2015, primarily due to a decrease of $2.2 million in non-accrual construction loans, partially offset by increases of $288,000 in non-accrual one- to four-family loans and $166,000 in non-accrual commercial real estate loans.

At June 30, 2016, non-accrual construction loans included an $11.5 million loan relationship collateralized by a multi-family development project located in the City of Boston comprised of a substantially completed 12 unit apartment building and a proposed 16 unit apartment building with a shared parking garage. The loan relationship, which matured on May 1, 2015, was originated in 2008 and modified with a new borrower in 2012 for a total exposure of $18.7 million if it had been fully advanced. The loan relationship was also collateralized by other properties in the City of Boston. All of the collateral properties were appraised in 2014 or 2015 based on “as is” values, with a $2.3 million charge-off during the second quarter of 2015 based on these appraisals. Surplus sale proceeds on completed foreclosures on the other collateral properties were used to pay down the loan. We are moving toward resolution with a foreclosure sale on the construction project scheduled for August 16, 2016.

Achieving and maintaining a moderate risk profile by aggressively managing troubled assets has been and will continue to be a primary focus for us. At June 30, 2016, our allowance for loan losses was $38.3 million, or 1.08% of total loans and 130.22% of non-accrual loans, compared to $33.4 million, or 1.08% of total loans and 106.58% of non-accrual loans at December 31, 2015. We increased our allowance during the six months ended June 30, 2016 primarily as a result of growth in the loan portfolio, in particular, commercial loans. Included in our allowance at June 30, 2016 was a general component of $38.1 million, which is based upon our evaluation of various factors relating to loans not deemed to be impaired. We continue to believe our level of non-performing loans and assets, which declined significantly during the past two years, is manageable and we believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

Foreclosed real estate was $183,000 at June 30, 2016 and consisted of one residential property. At December 31, 2015, the Company did not hold any foreclosed real estate. We continue to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures.

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

Total TDRs decreased $445,000, or 2.6%, to $16.9 million at June 30, 2016 from $17.3 million at December 31, 2015, due to decreases of $519,000 in TDRs on accrual status reflecting principal paydowns, partially offset by an increase of $74,000 in TDRs on non-accrual status. Modifications of TDRs consist of rate reductions, loan term extensions or provisions for interest-only payments for specified periods up to 12 months. We have generally been successful with the concessions we have offered to borrowers to date. We generally return TDRs to accrual status when they have sustained payments for six consecutive months based on the restructured terms and future payments are reasonably assured. We recognized $346,000 of interest income on TDRs for the six months ended June 30, 2016. Interest income that would have been recorded for the six months ended June 30, 2016 had TDRs on non-accrual status been current according to their original terms amounted to $34,000.

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

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. These other potential problem loans are generally loans classified as “substandard” or 5-rated loans in accordance with our nine-grade internal loan rating system that is consistent with guidelines established by banking regulators. At June 30, 2016, other potential problem loans totaled $9.0 million, including $2.1 million of construction loans and $6.9 million of multi-family loans.

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

Changes in the allowance for loan losses during the periods indicated were as follows:

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Beginning balance	$33,405	$28,469
Provision for loan losses	5,018	3,711
Charge offs:
One- to four-family	—	(160)
Construction	—	(2,287)
Commercial and industrial	(44)	(33)
Consumer	(134)	(118)

Total charge-offs	(178)	(2,598)
Recoveries:
One- to four-family	—	8
Commercial real estate	—	18
Construction	14	458
Commercial and industrial	8	1
Consumer	50	42

Total recoveries	72	527

Net charge-offs	(106)	(2,071)

Ending balance	$38,317	$30,109

Allowance to non-accrual loans	130.22%	81.46%
Allowance to total loans outstanding	1.08%	1.10%
Net charge-offs to average loans outstanding	0.01%	0.15%

Our provision for loan losses was $5.0 million for the six months ended June 30, 2016 compared to $3.7 million for the six months ended June 30, 2015. For the six months ended June 30, 2016, the increase in the provision for loan losses was primarily due to commercial loan growth. The changes in the provision for loan losses were based on management’s assessment of loan portfolio growth and composition changes, historical charge-off trends, an ongoing evaluation of credit quality and current economic conditions. The increase in the allowance for loan losses at June 30, 2016 compared to June 30, 2015 was primarily due to increases in the multi-family, commercial real estate, construction, and commercial and industrial loan categories, as such loans have higher inherent credit risk than loans in our residential real estate loan categories. We continue to assess the adequacy of our allowance for loan losses in accordance with established policies.

The following tables set forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	June 30, 2016			December 31, 2015
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$1,320	3.4%	12.6%	$1,354	4.1%	14.9%
Multi-family	4,002	10.4	13.8	3,385	10.1	13.5
Home equity lines of credit	92	0.2	1.3	144	0.4	1.5
Commercial real estate	16,950	44.3	44.2	14,497	43.4	43.1
Construction	9,090	23.7	13.7	8,313	24.9	13.7

Total real estate loans	31,454	82.0	85.6	27,693	82.9	86.7
Commercial and industrial	6,751	17.7	14.1	5,620	16.8	13.0
Consumer	112	0.3	0.3	92	0.3	0.3

Total loans	$38,317	100.0%	100.0%	$33,405	100.0%	100.0%

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

We had impaired loans totaling $22.7 million and $23.5 million as of June 30, 2016 and December 31, 2015, respectively. At June 30, 2016, impaired loans totaling $2.3 million had a valuation allowance of $207,000. Impaired loans totaling $2.6 million had a valuation allowance of $274,000 at December 31, 2015. Our average investment in impaired loans was $23.1 million and $31.7 million for the six months ended June 30, 2016 and 2015, respectively.

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

Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral-dependent as of June 30, 2016 and considered any probable loss in determining the allowance for loan losses.

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

Securities Portfolio. At June 30, 2016, our securities portfolio was $131.9 million, or 3.4% of total assets. During the six months ended June 30, 2016, the securities portfolio decreased $9.7 million, or 6.9%, primarily due to $12.8 million in maturities, calls and principal payments and $4.9 million in sales, partially offset by $5.2 million in purchases and $3.7 million in market value appreciation. At June 30, 2016, the securities portfolio consisted of $65.4 million, or 49.6%, in debt securities and $66.5 million, or 50.4%, in marketable equity securities. The debt securities within the portfolio are corporate bonds, government-sponsored enterprises, municipal bonds, mortgage-backed securities issued by government-sponsored enterprises and private companies and U.S. treasury securities. Included in marketable equity securities are common stocks and money market mutual funds. We purchase marketable equity securities with the intent to generate long-term capital gains through purchasing investment grade dividend paying securities in companies with relatively low long-term debt and a history of sustained earnings and above-average growth. We typically initiate a securities position based on market opportunities and add to our position through dollar cost averaging on a monthly basis. At June 30, 2016, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our equity. Refer to Note 4, Securities Available for Sale, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our securities portfolio.

Deposits. Deposits are a major source of our funds for lending and other investment purposes. Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Our deposit base is comprised of demand, NOW, money market, regular savings and other deposits, and certificates of deposit, which include brokered certificates of deposit. We consider demand, NOW, money market, and regular savings and other deposits to be core deposits. Total deposits increased $255.0 million, or 9.3%, to $2.998 billion at June 30, 2016 from $2.743 billion at December 31, 2015. Our continuing focus on the acquisition and expansion of core deposit relationships resulted in net growth in core deposits of $84.4 million, or 4.6%, to $1.939 billion, or 64.7% of total deposits. Refer to Note 6, Deposits, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our deposits.

The following table sets forth the average balances of deposits for the periods indicated.

	Six Months Ended June 30,
	2016			2015
	Average Balance	Average Rate	Percent of Total Deposits	Average Balance	Average Rate	Percent of Total Deposits
	(Dollars in thousands)
Demand deposits	$364,760	—%	12.5%	$309,185	—%	13.7%
NOW deposits	401,952	0.57	15.1	289,340	0.58	11.6
Money market deposits	843,700	0.80	27.1	960,554	0.84	35.6
Regular savings and other deposits	293,550	0.14	10.0	279,134	0.18	11.2
Certificates of deposit	971,219	1.28	35.3	695,495	1.15	27.9

Total	$2,875,181	0.76%	100.0%	$2,533,708	0.72%	100.0%

Borrowings. We use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for loans and investments. At June 30, 2016 and December 31, 2015, Federal Home Loan Bank of Boston advances totaled $320.6 million and $167.2 million, respectively, with a weighted average rate of 1.01% and 1.20%, respectively. Total borrowings increased $153.4 million, or 91.7%, during the six months ended June 30, 2016, reflecting a $173.4 million increase in long-term advances, partially offset by a $20.0 million decrease in short-term advances. The Bank entered into long-term advances with the Federal Home Loan Bank of Boston totaling $210.0 million with original terms ranging from two to 15 years and initial interest rates ranging from 0.03% to 2.10% during the six months ended June 30, 2016. The maturing advances with the Federal Home Loan Bank of Boston totaled $56.6 million and consisted of a short-term advance totaling $20.0 million with an original term of one month and a fixed interest rate of 0.57% and long-term advances totaling $36.6 million with original terms ranging from two to three years and fixed interest rates ranging from of 0.65% to 0.69% during the six months ended June 30, 2016. At June 30, 2016, we also had an available line of credit of $9.4 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily, none of which was outstanding at that date. Refer to Note 7, Borrowings, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our borrowings.

Information relating to borrowings is detailed in the following table.

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Balance outstanding at end of period	$320,624	$140,817
Average amount outstanding during the period	$231,920	$146,881
Weighted average interest rate during the period	1.13%	1.36%
Maximum outstanding at any month end	$320,624	$156,637
Weighted average interest rate at end of period	1.01%	1.34%

Stockholders’ Equity. Total stockholders’ equity decreased $1.5 million, or 0.3%, to $586.7 million at June 30, 2016, from $588.1 million at December 31, 2015. The decrease for the six months ended June 30, 2016 was due primarily to a $17.0 million repurchase of 1,220,711 shares of the Company’s common stock and two quarterly dividends of $0.03 per share totaling $3.1 million, partially offset by net income of $13.4 million, $3.0 million related to stock-based compensation plans and $2.2 million in accumulated other comprehensive income, reflecting an increase in the fair value of available-for-sale securities. Stockholders’ equity to assets was 14.93% at June 30, 2016, compared to 16.69% at December 31, 2015. Book value per share increased to $10.93 at June 30, 2016 from $10.72 at December 31, 2015. At June 30, 2016, the Company and the Bank continued to exceed all regulatory capital requirements. Refer to “Capital Management” within this report for more information regarding capital requirements and actual capital amounts and ratios for the Bank and the Company.

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

	Three Months Ended June 30,
	2016			2015
	Average Balance	Interest (1)	Yield/ Cost (1)(6)	Average Balance	Interest (1)	Yield/ Cost (1)(6)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$3,422,193	$36,000	4.23%	$2,708,690	$29,346	4.35%
Securities and certificates of deposit	199,596	995	2.00	281,526	1,228	1.75
Other interest-earning assets (3)	69,914	188	1.08	172,820	188	0.44

Total interest-earning assets	3,691,703	37,183	4.05	3,163,036	30,762	3.90

Noninterest-earning assets	124,147			113,572

Total assets	$3,815,850			$3,276,608

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$462,543	646	0.56	$283,429	381	0.54
Money market deposits	813,625	1,609	0.80	941,219	1,914	0.82
Regular savings and other deposits	296,638	106	0.14	283,702	104	0.15
Certificates of deposit	1,005,764	3,300	1.32	693,054	1,960	1.13

Total interest-bearing deposits	2,578,570	5,661	0.88	2,201,404	4,359	0.79
Borrowings	264,060	723	1.10	142,867	482	1.35

Total interest-bearing liabilities	2,842,630	6,384	0.90	2,344,271	4,841	0.83

Noninterest-bearing demand deposits	364,327			322,701
Other noninterest-bearing liabilities	22,909			21,500

Total liabilities	3,229,866			2,688,472
Total stockholders’ equity	585,984			588,136

Total liabilities and stockholders’ equity	$3,815,850			$3,276,608

Net interest-earning assets	$849,073			$818,765

Fully tax-equivalent net interest income		30,799			25,921
Less: tax-equivalent adjustments		(1,344)			(975)

Net interest income		$29,455			$24,946

Interest rate spread (1)(4)			3.15%			3.07%
Net interest margin (1)(5)			3.36%			3.29%
Average interest-earning assets to average interest-bearing liabilities		129.87%			134.93%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$2,942,897	$5,661	0.77%	$2,524,105	$4,359	0.69%
Total deposits and borrowings, including noninterest-bearing demand deposits	$3,206,957	$6,384	0.80%	$2,666,972	$4,841	0.73%

(footnotes begin on following page)

(footnotes from previous page)

(1)	Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, as well as resulting yields, interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the three months ended June 30, 2016 and 2015, yields on loans before tax-equivalent adjustments were 4.09% and 4.23%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 1.66% and 1.50%, respectively, and yield on total interest-earning assets before tax-equivalent adjustments were 3.90% and 3.78%, respectively. Interest rate spread before tax-equivalent adjustments for the three months ended June 30, 2016 and 2015 was 3.00% and 2.95%, respectively, while net interest margin before tax-equivalent adjustments for the three months ended June 30, 2016 and 2015 was 3.21% and 3.16%, respectively.
(2)	Loans on non-accrual status are included in average balances.
(3)	Includes Federal Home Loan Bank stock and associated dividends.
(4)	Interest rate spread represents the difference between the tax-equivalent yield on interest-earning assets and the cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income (tax-equivalent basis) divided by average interest-earning assets.
(6)	Annualized.

	Six Months Ended June 30,
	2016			2015
	Average Balance	Interest (1)	Yield/ Cost (1)(6)	Average Balance	Interest (1)	Yield/ Cost (1)(6)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$3,284,321	$70,104	4.29%	$2,697,590	$58,465	4.37%
Securities and certificates of deposit	215,600	2,028	1.89	284,144	2,469	1.75
Other interest-earning assets (3)	96,695	406	0.84	192,333	358	0.38

Total interest-earning assets	3,596,616	72,538	4.06	3,174,067	61,292	3.89

Noninterest-earning assets	118,614			113,297

Total assets	$3,715,230			$3,287,364

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$401,952	1,146	0.57	$289,340	838	0.58
Money market deposits	843,700	3,355	0.80	960,554	3,992	0.84
Regular savings and other deposits	293,550	209	0.14	279,134	255	0.18
Certificates of deposit	971,219	6,179	1.28	695,495	3,951	1.15

Total interest-bearing deposits	2,510,421	10,889	0.87	2,224,523	9,036	0.82
Borrowings	231,920	1,300	1.13	146,881	990	1.36

Total interest-bearing liabilities	2,742,341	12,189	0.89	2,371,404	10,026	0.85

Noninterest-bearing demand deposits	364,760			309,185
Other noninterest-bearing liabilities	22,413			22,478

Total liabilities	3,129,514			2,703,067
Total stockholders’ equity	585,716			584,297

Total liabilities and stockholders’ equity	$3,715,230			$3,287,364

Net interest-earning assets	$854,275			$802,663

Fully tax-equivalent net interest income		60,349			51,266
Less: tax-equivalent adjustments		(2,515)			(1,927)

Net interest income		$57,834			$49,339

Interest rate spread (1)(4)			3.17%			3.04%
Net interest margin (1)(5)			3.37%			3.26%
Average interest-earning assets to average interest-bearing liabilities		131.15%			133.85%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$2,875,181	$10,889	0.76%	$2,533,708	$9,036	0.72%
Total deposits and borrowings, including noninterest-bearing demand deposits	$3,107,101	$12,189	0.79%	$2,680,589	$10,026	0.75%

(footnotes begin on following page)

(footnotes from previous page)

(1)	Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, as well as resulting yields, interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the six months ended June 30, 2016 and 2015, yields on loans before tax-equivalent adjustments were 4.16% and 4.25%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 1.58% and 1.51%, respectively, and yield on total interest-earning assets before tax-equivalent adjustments were 3.92% and 3.77%, respectively. Interest rate spread before tax-equivalent adjustments for the six months ended June 30, 2016 and 2015 was 3.03% and 2.92%, respectively, while net interest margin before tax-equivalent adjustments for the six months ended June 30, 2016 and 2015 was 3.23% and 3.13%, respectively.
(2)	Loans on non-accrual status are included in average balances.
(3)	Includes Federal Home Loan Bank stock and associated dividends.
(4)	Interest rate spread represents the difference between the tax-equivalent yield on interest-earning assets and the cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income (tax-equivalent basis) divided by average interest-earning assets.
(6)	Annualized.

Rate/Volume Analysis. The following tables set forth the effects of changing rates and volumes on our fully tax-equivalent net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume.

	Three Months Ended June 30, 2016 Compared to 2015 Increase (Decrease) Due to			Six Months Ended June 30, 2016 Compared to 2015 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:
Loans	$7,452	$(798)	$6,654	$12,691	$(1,052)	$11,639
Securities and certificates of deposit	(393)	160	(233)	(628)	187	(441)
Other interest-earning assets	(159)	159	—	(242)	290	48

Total	6,900	(479)	6,421	11,821	(575)	11,246
Interest expense:
Deposits	980	322	1,302	1,594	259	1,853
Borrowings	345	(104)	241	501	(191)	310

Total	1,325	218	1,543	2,095	68	2,163

Change in fully tax-equivalent net interest income	$5,575	$(697)	$4,878	$9,726	$(643)	$9,083

Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015

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

Net income information is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
	(Dollars in thousands)
Net interest income	$29,455	$24,946	$4,509	18.1%	$57,834	$49,339	$8,495	17.2%
Provision for loan losses	3,952	3,651	301	8.2	5,018	3,711	1,307	35.2
Non-interest income	2,583	4,219	(1,636)	(38.8)	5,275	7,569	(2,294)	(30.3)
Non-interest expenses	19,322	17,347	1,975	11.4	38,552	35,415	3,137	8.9
Net income	5,907	5,585	322	5.8	13,384	11,990	1,394	11.6
Return on average assets	0.62%	0.68%	(0.06)%	(8.8)	0.72%	0.73%	(0.01)%	(1.4)
Return on average equity	4.03%	3.80%	0.23%	6.1	4.57%	4.10%	0.47%	11.5

Net Interest Income. The net interest rate spread and net interest margin were 3.00% and 3.21%, respectively, for the three months ended June 30, 2016 compared to 2.95% and 3.16%, respectively, for the three months ended June 30, 2015. For the six months ended June 30, 2016, the net interest rate spread and net interest margin were 3.03% and 3.23%, respectively, compared to 2.92% and 3.13%, respectively, for the six months ended June 30, 2015. The increases in net interest income were due primarily to loan growth, partially offset by growth in total deposits and borrowings for the three and six months ended June 30, 2016 compared to the same periods in 2015.

The Company’s yield on interest-earning assets increased 12 basis points to 3.90% for the three months ended June 30, 2016 compared to 3.78% for the three months ended June 30, 2015, while the total cost of funds increased seven basis points to 0.80% for the three months ended June 30, 2016 compared to 0.73% for the three months ended June 30, 2015. The increase in interest income was primarily due to growth in the Company’s average loan balances of $713.5 million, or 26.3%, to $3.422 billion, partially offset by a decrease in the yield on loans of 14 basis points to 4.09% for the three months ended June 30, 2016 compared to 4.23% for the three months ended June 30, 2015. The increase in interest expense on deposits was primarily due to the growth in average total deposits of $418.8 million, or 16.6%, to $2.943 billion and an increase in the cost of average total deposits of eight basis points to 0.77% for the three months ended June 30, 2016 compared to 0.69% for the three months ended June 30, 2015. The increase in interest expense on borrowings was primarily due to the increase in average borrowings of $121.2 million, or 84.8%, to $264.1 million, partially offset by a decrease in the cost of average borrowings of 25 basis points to 1.10% for the three months ended June 30, 2016 compared to 1.35% for the three months ended June 30, 2015.

The Company’s yield on interest-earning assets increased 15 basis points to 3.92% for the six months ended June 30, 2016 compared to 3.77% for the six months ended June 30, 2015, while the total cost of funds increased four basis points to 0.79% for the six months ended June 30, 2016 compared to 0.75% for the six months ended June 30, 2015. The increase in interest income was primarily due to growth in the Company’s average loan balances of $586.7 million, or 21.8%, to $3.284 billion, partially offset by a decrease in the yield on loans of nine basis points to 4.16% for the six months ended June 30, 2016 compared to 4.25% for the six months ended June 30, 2015. The increase in interest expense on deposits was primarily due to the growth in average total deposits of $341.5 million, or 13.5%, to $2.875 billion and an increase in the cost of average total deposits of four basis points to 0.76% for the six months ended June 30, 2016 compared to 0.72% for the six months ended June 30, 2015. The increase in interest expense on borrowings was primarily due to the increase in average borrowings of $85.0 million, or 57.9%, to $231.9 million, partially offset by a decrease in the cost of average borrowings of 23 basis points to 1.13% for the six months ended June 30, 2016 compared to 1.36% for the six months ended June 30, 2015.

Provision for Loan Losses. Our provision for loan losses was $4.0 million for the three months ended June 30, 2016 compared to $3.7 million for the three months ended June 30, 2015. For the six months ended June 30, 2016, the provision for loan losses was $5.0 million for the six months ended June 30, 2016 compared to $3.7 million for the six months ended June 30, 2015. For further discussion of the changes in the provision and allowance for loan losses, refer to “Allowance for Loan Losses.”

Non-Interest Income. Non-interest income information is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
	(Dollars in thousands)
Customer service fees	$2,136	$2,003	$133	6.6%	$4,083	$3,760	$323	8.6%
Loan fees	(22)	230	(252)	(109.6)	290	396	(106)	(26.8)
Mortgage banking gains, net	104	268	(164)	(61.2)	174	378	(204)	(54.0)
Gain on sales of securities, net	68	1,424	(1,356)	(95.2)	127	2,444	(2,317)	(94.8)
Income from bank-owned life insurance	296	294	2	0.7	598	590	8	1.4
Other income	1	—	1	—	3	1	2	200.0

Total non-interest income	$2,583	$4,219	$(1,636)	(38.8)%	$5,275	$7,569	$(2,294)	(30.3)%

The increases in customer service fees were primarily due to the increasing number and activity in demand deposit accounts. The decrease in gain on sales of securities, net, reflected a decrease in the number and prices of marketable equity securities sold during the three and six months ended June 30, 2016 compared to the same periods in June 30, 2015.

Non-Interest Expense. Non-interest expense information is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$11,979	$10,717	$1,262	11.8%	$24,492	$21,884	$2,608	11.9%
Occupancy and equipment	2,867	2,368	499	21.1	5,351	4,988	363	7.3
Data processing	1,254	1,249	5	0.4	2,511	2,512	(1)	—
Marketing and advertising	699	895	(196)	(21.9)	1,412	1,789	(377)	(21.1)
Professional services	720	664	56	8.4	1,333	1,337	(4)	(0.3)
Foreclosed real estate	31	15	16	106.7	39	29	10	34.5
Deposit insurance	532	479	53	11.1	984	940	44	4.7
Other general and administrative	1,240	960	280	29.2	2,430	1,936	494	25.5

Total non-interest expenses	$19,322	$17,347	$1,975	11.4%	$38,552	$35,415	$3,137	8.9%

The increases in salaries and employee benefits expenses were primarily due to annual increases in employee compensation and health benefits during the first quarter and expenses associated with the November 2015 grant of restricted stock and stock options to the Company’s directors, officers and employees. In addition, increases in salaries and employee benefits expenses, occupancy and equipment expenses and other general and administrative expenses reflect costs associated with three new branches opened over the last twelve months. The decreases in marketing and advertising expenses reflect lower advertising production and direct mail costs and cost savings associated with the 2015 rebranding of the former Mt. Washington Bank Division into the East Boston Savings Bank brand. The Company’s efficiency ratio improved to 60.44% for the quarter ended June 30, 2016 from 62.53% for the quarter ended June 30, 2015. For the six months ended June 30, 2016, the efficiency ratio was 61.21% compared to 65.02% for the six months ended June 30, 2015.

Income Tax Provision. We recorded a provision for income taxes of $2.9 million for the three months ended June 30, 2016, reflecting an effective tax rate of 32.6%, compared to $2.6 million, or a 31.6% effective tax rate, for the three months ended June 30, 2015. For the six months ended June 30, 2016, the provision for income taxes was $6.2 million, reflecting an effective tax rate of 31.5%, compared to $5.8 million, or a 32.6% effective tax rate, for the six months ended June 30, 2015. The changes in the income tax provision and effective tax rate were primarily due to changes in the components of pre-tax income.

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

Our most liquid assets are cash and due from banks, and certificates of deposit with other banks. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2016, cash and due from banks totaled $101.7 million and certificates of deposit totaled $35.3 million. In addition, at June 30, 2016, we had $53.9 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $9.4 million line of credit. On June 30, 2016, we had $320.6 million of advances outstanding. We periodically pledge additional multi-family and commercial real estate loans held in the Bank’s portfolio as qualified collateral to increase our borrowing capacity with the FHLB.

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

A significant use of our liquidity is the funding of loan originations. At June 30, 2016 and December 31, 2015, we had total loan commitments outstanding of $1.064 billion and $997.3 million, respectively. Historically, many of the commitments expire without being fully drawn; therefore the total amount of commitments does not necessarily represent future cash requirements. Refer to Note 8, Commitments and Derivatives, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our outstanding commitments.

Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of June 30, 2016 totaled $574.4 million, or 54.2% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained with us. We have the ability to attract and retain deposits by adjusting the interest rates offered and accept brokered certificates of deposit when it is deemed cost effective.

Meridian Bancorp, Inc. is a separate legal entity from East Boston Savings Bank and it must provide for its own liquidity to pay dividends and repurchase its common stock and for other corporate purposes. Meridian Bancorp, Inc.’s primary source of liquidity is proceeds from the 2014 second-step offering, and to a lesser extent dividend payments received from East Boston Savings Bank. The ability of East Boston Savings Bank to pay dividends is subject to regulatory requirements. At June 30, 2016, Meridian Bancorp, Inc. (on an unconsolidated basis) had cash and cash equivalents, certificates of deposit and securities available for sale totaling $123.3 million.

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

Capital Management. Both the Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2016, both the Company and the Bank exceeded all of their respective regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

Effective January 1, 2015, federal banking regulations changed the minimum capital requirements for community banking institutions. The regulations include a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total to risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer is being phased in over three years, beginning on January 1, 2016. Also, certain new deductions from and adjustments to regulatory capital will be phased in over several years. Management believes that the Company will remain characterized as “well-capitalized” throughout the phase-in periods.

The Company may use capital management tools such as cash dividends and common share repurchases. Massachusetts regulations restrict repurchases for the first three years following the second-step conversion except where compelling and valid business reasons are established to the satisfaction of the Massachusetts Commissioner of Banks. We are also subject to the Federal Reserve Board’s notice provisions for stock repurchases. In August 2015, the Company received regulatory approval from the Massachusetts Commissioner of Banks and a non-objection from the Federal Reserve Bank to adopt a stock repurchase program for up to 5% of its common stock. As of June 30, 2016, the Company had repurchased 1,942,815 shares of its stock at an average price of $13.58 per share, or 71.0% of the 2,737,334 shares authorized for repurchase under the Company’s repurchase program. For the six months ended June 30, 2016, the Company’s Board of Directors declared two quarterly cash dividends of $0.03 per common share on March 1, 2016 and June 1, 2016.

The Company’s and the Bank’s actual capital amounts and ratios follow:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2016
Total Capital (to Risk Weighted Assets):
Company	$611,336	15.6%	$313,807	8.0%	$392,259	10.0%
Bank	467,242	11.8	315,457	8.0	394,322	10.0
Tier 1 Capital (to Risk Weighted Assets):
Company	572,866	14.6	235,355	6.0	313,807	8.0
Bank	428,852	10.9	236,593	6.0	315,457	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	572,866	14.6	176,516	4.5	254,968	6.5
Bank	428,852	10.9	177,445	4.5	256,309	6.5
Tier 1 Capital (to Average Assets):
Company	572,866	15.0	152,578	4.0	190,723	5.0
Bank	428,852	11.6	147,902	4.0	184,877	5.0
December 31, 2015
Total Capital (to Risk Weighted Assets):
Company	$606,611	17.5%	$277,591	8.0%	$346,989	10.0%
Bank	442,978	12.7	279,604	8.0	349,505	10.0
Tier 1 Capital (to Risk Weighted Assets):
Company	573,206	16.5	208,194	6.0	277,591	8.0
Bank	409,573	11.7	209,703	6.0	279,604	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	573,206	16.5	156,145	4.5	225,543	6.5
Bank	409,573	11.7	157,277	4.5	227,179	6.5
Tier 1 Capital (to Average Assets):
Company	573,206	16.7	137,245	4.0	171,557	5.0
Bank	409,573	12.5	130,988	4.0	163,735	5.0

A reconciliation of the Company’s and Bank’s stockholders’ equity to regulatory capital follows:

	June 30, 2016		December 31, 2015
	Company	Bank	Company	Bank
	(In thousands)
Total stockholders’ equity per financial statements	$586,652	$442,514	$588,126	$424,535
Adjustments to Tier 1 and Common Equity Tier 1 capital:
Accumulated other comprehensive (income) loss	(99)	25	2,092	2,050
Net unrealized loss on marketable equity securities	—	—	(3,325)	(3,325)
Goodwill disallowed	(13,687)	(13,687)	(13,687)	(13,687)

Total Tier 1 and Common Equity Tier 1 capital	572,866	428,852	573,206	409,573

Adjustments to total capital:
Allowance for loan losses	38,317	38,317	33,405	33,405
45% of net unrealized gains on marketable equity securities	153	73	—	—

Total regulatory capital	$611,336	$467,242	$606,611	$442,978

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

For the six months ended June 30, 2016, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Increase (Decrease)	June 30, 2016			December 31, 2015
in Market Interest Rates	Amount	Change	Percent	Amount	Change	Percent
	(Dollars in thousands)
300	$105,912	$(14,286)	(11.89)%	$102,967	$(7,225)	(6.56)%
Flat	120,198			110,192
-100	119,539	(659)	(0.55)	109,683	(509)	(0.46)

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls over Financial Reporting There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Company and the Bank for our first fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a.)	Not applicable

(b.)	Not applicable

(c.)	The following table sets forth information with respect to any purchase made by or on behalf of the Company during the indicated periods:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2016	1,194	$14.56	1,194	1,037,619
May 1 – 31, 2016	243,100	$14.63	243,100	794,519
June 1 – 30, 2016	—	$—	—	794,519

	244,294	$14.63	244,294	794,519

(1)	On August 12, 2015, the Company’s Board of Directors voted to adopt a stock repurchase program of up to 5% of its outstanding common stock, or 2,737,334 shares of its common stock. The repurchase program has no expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation of Meridian Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Meridian Bancorp, Inc. (File No. 333-194454), originally filed with the Securities and Exchange Commission on March 10, 2014)

3.2	Bylaws of Meridian Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Meridian Bancorp, Inc. (File No. 333-194454), originally filed with the Securities and Exchange Commission on March 10, 2014)

4	Form of Common Stock Certificate of Meridian Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Meridian Bancorp, Inc. (File No. 333-194454), originally filed with the Securities and Exchange Commission on March 10, 2014)

10.1	Meridian Bancorp, Inc. 2015 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders (File No. 001-36573), filed with the Securities and Exchange Commission on August 18, 2015)

10.2	Form of Employee Stock Option Agreement under the Meridian Bancorp, Inc. 2015 Equity Incentive Plan filed as an exhibit to Form 8-K filed on November 5, 2015

10.3	Form of Director Stock Option Agreement under the Meridian Bancorp, Inc. 2015 Equity Incentive Plan filed as an exhibit to Form 8-K filed on November 5, 2015

10.4	Amended and Restated Employment Agreement with Richard J. Gavegnano and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.5	East Boston Savings Bank Amended and Restated Employee Severance Compensation Plan filed as an exhibit to Form 10-Q filed on November 10, 2014

10.6	Form of Amended and Restated Supplemental Executive Retirement Agreements with Directors Vincent D. Basile, Domenic A. Gambardella, Edward L. Lynch, Gregory F. Natalucci, and James G. Sartori filed as an exhibit to Form 10-Q filed on November 10, 2014

10.7	Amended and Restated Supplemental Executive Retirement Agreement with Richard J. Gavegnano filed as an exhibit to Form 10-Q filed on November 10, 2014

10.8	2008 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting, as filed with the Securities and Exchange Commission on July 11, 2008)

10.9	Termination Amendment for the Amended and Restated Employment Agreement between Edward J. Merritt and East Boston Savings Bank dated December 10, 2015 filed as an exhibit to Form 8-K filed on December 10, 2015

10.10	Amended and Restated Supplemental Executive Retirement Agreement between East Boston Savings Bank and Edward J. Merritt dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.11	Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2010)

10.12	First Amendment to Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2010)

10.13	Amended and Restated Two-Year Change in Control Agreement between Mark Abbate and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.14	Incentive Compensation Plan filed as an exhibit to Form 10-K filed on March 17, 2014

10.15	Amended and Restated Two-Year Change in Control Agreement between John Migliozzi and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.16	East Boston Non-Qualified Supplemental Employee Stock Ownership Plan dated October 1, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.17	Amended and Restated Two-Year Change in Control Agreement between Frank Romano and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-K filed on March 13, 2015

10.18	Form of Restricted Stock Award Agreement under the Meridian Bancorp, Inc. 2015 Equity Incentive Plan filed as an exhibit to Form 8-K filed on November 5, 2015

10.19	Two-Year Change in Control Agreement between Edward J. Merritt and East Boston Savings Bank dated December 10, 2015 filed as an exhibit to Form 8-K filed on December 10, 2015

10.20	Freeze Amendment to the Amended and Restated Supplemental Executive Retirement Agreement between East Boston Savings Bank and Edward J. Merritt dated December 10, 2015 filed as an exhibit to Form 8-K filed on December 10, 2015

21	Subsidiaries of Registrant filed as an exhibit to Form 10-Q filed on November 10, 2014

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Unaudited Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN BANCORP, INC. (Registrant)

Date: August 8, 2016	By:	/s/ Richard J. Gavegnano
Richard J. Gavegnano Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2016	By:	/s/ Mark L. Abbate
Mark L. Abbate
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)