Form 10-Q
period 2016-09-30
Meridian Bancorp, Inc.
filed 2016-11-04
CIK 1600125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2016

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At October 31, 2016, the registrant had 53,713,991 shares of $0.01 par value common stock outstanding.

MERIDIAN BANCORP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
ASSETS
Cash and due from banks	$182,852	$96,363
Certificates of deposit	30,342	99,062
Securities available for sale, at fair value	145,441	141,646
Federal Home Loan Bank stock, at cost	17,818	10,931
Loans held for sale	2,854	4,669
Loans, net of fees and costs	3,700,310	3,078,647
Less: allowance for loan losses	(38,697)	(33,405)

Loans, net	3,661,613	3,045,242
Bank-owned life insurance	40,451	39,557
Premises and equipment, net	40,747	40,248
Accrued interest receivable	9,209	8,574
Deferred tax asset, net	19,835	21,246
Goodwill	13,687	13,687
Other assets	8,281	3,284

Total assets	$4,173,130	$3,524,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$410,667	$370,546
Interest-bearing	2,818,902	2,372,472

Total deposits	3,229,569	2,743,018
Short-term borrowings	—	20,000
Long-term debt	319,820	147,226
Accrued expenses and other liabilities	26,685	26,139

Total liabilities	3,576,074	2,936,383

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 53,714,191 and 54,875,237 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	537	549
Additional paid-in capital	390,587	403,737
Retained earnings	224,509	206,214
Accumulated other comprehensive income (loss)	1,044	(2,092)
Unearned compensation - ESOP, 2,709,242 and 2,800,564 shares at September 30, 2016 and December 31, 2015, respectively	(19,621)	(20,282)

Total stockholders’ equity	597,056	588,126

Total liabilities and stockholders’ equity	$4,173,130	$3,524,509

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$37,444	$30,153	$105,369	$87,031
Interest on debt securities:
Taxable	203	366	707	1,311
Tax-exempt	30	41	95	124
Dividends on equity securities	365	408	1,183	1,216
Interest on certificates of deposit	75	163	380	456
Other interest and dividend income	303	207	709	565

Total interest and dividend income	38,420	31,338	108,443	90,703

Interest expense:
Interest on deposits	6,273	4,643	17,162	13,679
Interest on short-term borrowings	—	—	6	—
Interest on long-term debt	845	482	2,139	1,472

Total interest expense	7,118	5,125	19,307	15,151

Net interest income	31,302	26,213	89,136	75,552
Provision for loan losses	858	2,412	5,876	6,123

Net interest income, after provision for loan losses	30,444	23,801	83,260	69,429

Non-interest income:
Customer service fees	2,170	2,049	6,253	5,809
Loan fees	293	318	583	714
Mortgage banking gains, net	274	38	448	416
Gain on sales of securities, net	266	45	393	2,489
Income from bank-owned life insurance	296	340	894	930
Other income	2	7	5	8

Total non-interest income	3,301	2,797	8,576	10,366

Non-interest expenses:
Salaries and employee benefits	12,169	11,235	36,661	33,119
Occupancy and equipment	2,577	2,406	7,928	7,394
Data processing	1,293	1,375	3,804	3,887
Marketing and advertising	832	766	2,244	2,555
Professional services	663	644	1,996	1,981
Foreclosed real estate	(11)	96	28	125
Deposit insurance	572	522	1,556	1,462
Other general and administrative	1,069	1,045	3,499	2,981

Total non-interest expenses	19,164	18,089	57,716	53,504

Income before income taxes	14,581	8,509	34,120	26,291
Provision for income taxes	5,084	2,767	11,239	8,559

Net income	$9,497	$5,742	$22,881	$17,732

Earnings per share:
Basic	$0.19	$0.11	$0.45	$0.34
Diluted	$0.18	$0.11	$0.44	$0.33
Weighted average shares:
Basic	50,982,633	51,940,055	51,192,332	51,959,315
Diluted	52,093,009	53,023,850	52,297,367	53,064,962

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$9,497	$5,742	$22,881	$17,732

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gain (loss)	1,781	(6,207)	5,653	(7,958)
Reclassification adjustment for gains realized in income (1)	(266)	(45)	(393)	(2,489)

Net unrealized gain (loss)	1,515	(6,252)	5,260	(10,447)
Tax effect	(570)	2,530	(2,124)	4,191

Total other comprehensive income (loss)	945	(3,722)	3,136	(6,256)

Comprehensive income	$10,442	$2,020	$26,017	$11,476

(1)	Amounts are included in gain on sales of securities, net, in the Consolidated Statements of Net Income. Provisions for income taxes associated with the reclassification adjustments for the three months ended September 30, 2016 and 2015 were $100,000 and $18,000, respectively, and for the nine months ended September 30, 2016 and 2015 were $159,000 and $999,000, respectively.

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation - ESOP	Total
	(Dollars in thousands)
Nine Months Ended September 30, 2016
Balance at December 31, 2015	54,875,237	$549	$403,737	$206,214	$(2,092)	$(20,282)	$588,126
Comprehensive income	—	—	—	22,881	3,136	—	26,017
Dividends declared ($0.09 per share)	—	—	—	(4,586)	—	—	(4,586)
Repurchased stock related to buyback program	(1,220,711)	(12)	(16,943)	—	—	—	(16,955)
ESOP shares earned (91,323 shares)	—	—	661	—	—	661	1,322
Share-based compensation expense - restricted stock, net of awards forfeited	(20,248)	—	1,553	—	—	—	1,553
Share-based compensation expense - stock options, net of awards forfeited	—	—	872	—	—	—	872
Excess tax benefits in connection with share-based compensation	—	—	502	—	—	—	502
Stock options exercised	79,913	—	205	—	—	—	205

Balance at September 30, 2016	53,714,191	$537	$390,587	$224,509	$1,044	$(19,621)	$597,056

Nine Months Ended September 30, 2015
Balance at December 31, 2014	54,708,066	$547	$410,714	$184,715	$2,898	$(21,164)	$577,710
Comprehensive income	—	—	—	17,732	(6,256)	—	11,476
Dividends declared ($0.03 per share)	—	—	—	(1,634)	—	—	(1,634)
Repurchased stock related to buyback program	(522,604)	(5)	(6,564)	—	—	—	(6,569)
ESOP shares earned (91,323 shares)	—	—	501	—	—	661	1,162
Share-based compensation expense - restricted stock, net of awards forfeited	87,730	1	329	—	—	—	330
Share-based compensation expense - stock options, net of awards forfeited	—	—	139	—	—	—	139
Excess tax benefits in connection with share-based compensation	—	—	323	—	—	—	323
Stock options exercised	185,123	2	160	—	—	—	162

Balance at September 30, 2015	54,458,315	$545	$405,602	$200,813	$(3,358)	$(20,503)	$583,099

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$22,881	$17,732
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of acquisition fair value adjustments	(107)	(91)
ESOP shares earned expense	1,322	1,162
Provision for loan losses	5,876	6,123
Accretion of net deferred loan origination fees	(787)	(740)
Net accretion of securities available for sale	(45)	(55)
Depreciation and amortization expense	2,224	1,846
Gain on sales of securities, net	(393)	(2,489)
Net loss and provision for foreclosed real estate	15	92
Deferred income tax benefit	(713)	(132)
Income from bank-owned life insurance	(894)	(930)
Share-based compensation expense	2,425	469
Excess tax benefits in connection with share-based compensation	(502)	(323)
Net changes in:
Loans held for sale	1,815	(1,331)
Accrued interest receivable	(635)	(491)
Other assets	(3,638)	2,614
Accrued expenses and other liabilities	1,083	(2,614)

Net cash provided by operating activities	29,927	20,842

Cash flows from investing activities:
Purchases of certificates of deposit	(20,292)	(12,508)
Maturities of certificates of deposit	89,012	2,500
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	23,336	32,927
(Purchase) redemption of mutual funds, net	(29,846)	19,934
Proceeds from sales	17,517	20,434
Purchases	(10,479)	(28,708)
Loans originated, net of principal payments received	(622,051)	(248,103)
Proceeds from bank-owned life insurance	—	279
Purchases of premises and equipment	(2,661)	(2,811)
Purchase of Federal Home Loan Bank stock	(6,887)	—
Proceeds from sales of foreclosed real estate	623	354

Net cash used in investing activities	(561,728)	(215,702)

Cash flows from financing activities:
Net increase in deposits	486,565	126,760
Net change in borrowings with maturities less than three months	(20,000)	—
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	210,000	—
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(37,406)	(31,876)
Cash dividends paid on common stock	(4,621)	(1,634)
Stock options exercised	205	162
Repurchase of common stock	(16,955)	(6,569)
Excess tax benefits in connection with share-based compensation	502	323

Net cash provided by financing activities	618,290	87,166

Net change in cash and cash equivalents	86,489	(107,694)
Cash and cash equivalents at beginning of period	96,363	205,732

Cash and cash equivalents at end of period	$182,852	$98,038

Supplemental cash flow information:
Interest paid on deposits	$16,920	$13,744
Interest paid on borrowings	2,032	1,505
Income taxes paid, net of refunds	15,521	10,235
Non-cash investing and financing activities:
Transfers from loans to foreclosed real estate	638	—

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (“SEC”) on March 11, 2016, and is available through the SEC’s website at www.sec.gov.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall, (Subtopic 825-10). The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Targeted changes to generally accepted accounting principles include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has a portfolio of equity investments and if such guidance were effective for the nine months ended September 30, 2016, a net unrealized gain of approximately $5.6 million and related deferred tax benefit of $2.0 million would have been recognized in net income, instead of in other comprehensive income. The impact of this guidance on future periods is dependent on future market conditions and investment activity.

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

In February 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718). This update is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The update will be effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently reviewing this ASU to determine the impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including loans, held-to-maturity debt securities, and commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology, referred to as Current Expected Credit Loss, or CECL, that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Credit losses on available-for-sale debt securities will be measured in a manner similar to current GAAP, but will be recognized through an allowance rather than as a direct write-down. This update will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently reviewing this ASU to determine the impact on the Company’s consolidated financial statements.

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

Basic and diluted earnings per share have been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share amounts)
Net income available to common stockholders	$9,497	$5,742	$22,881	$17,732

Basic weighted average shares outstanding	50,982,633	51,940,055	51,192,332	51,959,315
Effect of dilutive stock options	1,110,376	1,083,795	1,105,035	1,105,647

Diluted weighted average shares outstanding	52,093,009	53,023,850	52,297,367	53,064,962

Earnings per share:
Basic	$0.19	$0.11	$0.45	$0.34
Diluted	$0.18	$0.11	$0.44	$0.33

For the three and nine months ended September 30, 2016, options for the exercise of 153,760 shares and 265,139 shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. For the three and nine months ended September 30, 2015, options for the exercise of 36,673 shares and 38,589 shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

4.	SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2016
Debt securities:
Corporate bonds:
Financial services	$15,480	$30	$(4)	$15,506
Industrials	1,000	2	—	1,002

Total corporate bonds	16,480	32	(4)	16,508
Government-sponsored enterprises	3,000	1	—	3,001
Municipal bonds	3,223	45	—	3,268
Residential mortgage-backed securities:
Government-sponsored enterprises	5,752	409	(2)	6,159
Private label	814	39	—	853
U.S. treasury securities	24,999	13	—	25,012

Total debt securities	54,268	539	(6)	54,801

Marketable equity securities:
Common stocks:
Basic materials	8,299	589	(813)	8,075
Consumer products and services	17,321	1,397	(1,089)	17,629
Financial services	10,997	1,094	(245)	11,846
Healthcare	10,349	938	(420)	10,867
Industrials	5,216	335	(78)	5,473
Technology	5,496	434	(220)	5,710

Total common stocks	57,678	4,787	(2,865)	59,600
Money market mutual funds	31,040	—	—	31,040

Total marketable equity securities	88,718	4,787	(2,865)	90,640

Total securities available for sale	$142,986	$5,326	$(2,871)	$145,441

December 31, 2015
Debt securities:
Corporate bonds:
Financial services	$26,430	$101	$(42)	$26,489
Industrials	2,999	11	—	3,010

Total corporate bonds	29,429	112	(42)	29,499
Government-sponsored enterprises	11,000	2	(40)	10,962
Municipal bonds	4,326	89	—	4,415
Residential mortgage-backed securities:
Government-sponsored enterprises	6,948	436	(3)	7,381
Private label	878	26	—	904
U.S. treasury securities	24,996	—	(62)	24,934

Total debt securities	77,577	665	(147)	78,095

Marketable equity securities:
Common stocks:
Basic materials	13,221	370	(4,043)	9,548
Consumer products and services	18,987	1,060	(1,578)	18,469
Financial services	11,821	782	(649)	11,954
Healthcare	9,403	1,050	(117)	10,336
Industrials	5,308	96	(573)	4,831
Technology	4,987	138	(559)	4,566
Utilities	1,956	757	(11)	2,702

Total common stocks	65,683	4,253	(7,530)	62,406
Money market mutual funds	1,193	—	(48)	1,145

Total marketable equity securities	66,876	4,253	(7,578)	63,551

Total securities available for sale	$144,453	$4,918	$(7,725)	$141,646

At September 30, 2016, securities with an amortized cost of $6.6 million and $686,000 were pledged as collateral for Federal Home Loan Bank of Boston borrowings and Federal Reserve Bank discount window borrowings, respectively.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2016 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	One Year or Less		After One Year Through Five Years		After Five Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Corporate bonds:
Financial services	$15,480	$15,506	$—	$—	$—	$—	$15,480	$15,506
Industrials	1,000	1,002	—	—	—	—	1,000	1,002

Total corporate bonds	16,480	16,508	—	—	—	—	16,480	16,508
Government-sponsored enterprises	—	—	3,000	3,001	—	—	3,000	3,001
Municipal bonds	2,120	2,134	1,103	1,134	—	—	3,223	3,268
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	1	1	5,751	6,158	5,752	6,159
Private label	—	—	—	—	814	853	814	853
U.S. treasury securities	24,999	25,012	—	—	—	—	24,999	25,012

Total	$43,599	$43,654	$4,104	$4,136	$6,565	$7,011	$54,268	$54,801

For the three months ended September 30, 2016 and 2015, proceeds from sales of securities available for sale amounted to $12.5 million and $1.3 million, respectively. Gross gains of $2.4 million and $47,000 and gross losses of $2.1 million and $2,000, respectively, were realized on those sales. For the nine months ended September 30, 2016 and 2015, proceeds from sales of securities available for sale amounted to $17.5 million and $20.4 million, respectively. Gross gains of $3.6 million and $2.8 million and gross losses of $3.2 million and $325,000, respectively, were realized on those sales.

Information pertaining to securities available for sale as of September 30, 2016 and December 31, 2015, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2016
Debt securities:
Corporate bonds-financial services	$1	$5,003	$3	$1,497
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	2	207

Total debt securities	1	5,003	5	1,704

Marketable equity securities:
Common stocks:
Basic materials	6	483	807	3,715
Consumer products and services	174	2,258	915	3,002
Financial services	118	1,907	127	1,325
Healthcare	323	3,277	97	191
Industrials	78	909	—	—
Technology	—	—	220	1,681

Total common stocks	699	8,834	2,166	9,914

Total marketable equity securities	699	8,834	2,166	9,914

Total temporarily impaired securities	$700	$13,837	$2,171	$11,618

	Less Than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2015
Debt securities:
Corporate bonds-financial services	$10	$4,998	$32	$3,468
Government-sponsored enterprises	14	3,986	26	4,974
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	3	215
U.S. treasury securities	62	24,934	—	—

Total debt securities	86	33,918	61	8,657

Marketable equity securities:
Common stocks:
Basic materials	2,043	4,478	2,000	3,138
Consumer products and services	1,099	7,521	479	1,657
Financial services	421	4,019	228	540
Healthcare	117	1,202	—	—
Industrials	573	2,647	—	—
Technology	103	675	456	1,091
Utilities	11	8	—	—

Total common stocks	4,367	20,550	3,163	6,426
Money market mutual funds	—	—	48	1,020

Total marketable equity securities	4,367	20,550	3,211	7,446

Total temporarily impaired securities	$4,453	$54,468	$3,272	$16,103

The Company determined no securities were other-than-temporarily impaired for the nine months ended September 30, 2016 and 2015. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.

At September 30, 2016, 32 marketable equity securities with a fair value of $18.7 million had gross unrealized losses totaling $2.9 million, or an aggregate depreciation of 13.3% from the Company’s cost basis. These marketable equity securities consisted of 14 securities with a fair value of $8.8 million and a gross unrealized loss of $699,000 for less than 12 months and 18 securities with a fair value of $9.9 million and a gross unrealized loss of $2.2 million for 12 months or longer. The marketable equity securities in a gross unrealized loss position for 12 months or longer comprised seven securities in the basic materials sector with a fair value of $3.7 million and a gross unrealized loss of $807,000, six marketable equity securities in the consumer products and services sector with a fair value of $3.0 million and a gross unrealized loss of $915,000, two securities in the financial services sector with a fair value of $1.3 million and a gross unrealized loss of $127,000, one security in the healthcare sector with a fair value of $191,000 and a gross unrealized loss of $97,000, and two securities in the technology sector with a fair value of $1.7 million and a gross unrealized loss of $220,000.

In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. A decline of 10% or more in the value of an acquired equity security is generally the triggering event for management to review individual securities for liquidation and/or write-down. Impairment losses are recognized when management concludes that declines in the value of equity securities are other than temporary, or when they can no longer assert that they have the intent and ability to hold depreciated equity securities for a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized losses on marketable equity securities that are in excess of 25% of cost and that have been sustained for more than twelve months are generally considered other-than-temporary and charged to earnings as impairment losses, or realized through sale of the security.

Although issuers within the marketable equity securities portfolio had price declines resulting in unrealized losses, management does not believe these declines in market value are other than temporary and the Company currently has the ability and intent to hold these investments until a recovery of fair value. The gross unrealized losses in the basic materials sector resulted primarily from significant reductions in the stock prices of issuers in the oil and gas industry following a rapid decline in oil prices beginning in mid-2015. Continued volatility in oil prices and several other global economic factors contributed to volatility in the broader equities market in 2016, with improvement in equities market prices for most industry sectors, including basic materials, as of September 30, 2016.

5.	LOANS

A summary of loans follows:

	September 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One-to four-family	$526,828	14.2%	$458,423	14.9%
Multi-family	522,444	14.1	417,388	13.5
Home equity lines of credit	46,249	1.2	46,660	1.5
Commercial real estate	1,607,276	43.4	1,328,344	43.1
Construction	490,016	13.2	421,531	13.7

Total real estate loans	3,192,813	86.1	2,672,346	86.7
Commercial and industrial	501,976	13.6	400,051	13.0
Consumer	9,680	0.3	10,028	0.3

Total loans	3,704,469	100.0%	3,082,425	100.0%

Allowance for loan losses	(38,697)		(33,405)
Net deferred loan origination fees	(4,159)		(3,778)

Loans, net	$3,661,613		$3,045,242

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At September 30, 2016 and December 31, 2015, the Company was servicing loans for participants aggregating $149.7 million and $137.7 million, respectively.

At September 30, 2016, multi-family and commercial real estate loans with carrying values totaling $73.3 million and $474.7 million, respectively, were pledged as collateral for Federal Home Loan Bank of Boston (“FHLB”) borrowings.

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

The following is a summary of the outstanding balance of the acquired loans with evidence of credit deterioration:

	September 30, 2016	December 31, 2015
	(In thousands)
Real estate loans:
Residential real estate:
One-to four-family	$4,900	$5,014
Multi-family	565	592
Home equity lines of credit	315	344
Commercial real estate	—	360

Outstanding principal balance	5,780	6,310
Accretable and non-accretable discounts	(1,294)	(1,370)

Carrying amount	$4,486	$4,940

A rollforward of the accretable discount follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Beginning balance	$763	$830	$787	$919
Accretion	(12)	(13)	(36)	(41)
Disposals	(36)	(6)	(36)	(67)

Ending balance	$715	$811	$715	$811

An analysis of the allowance for loan losses and related information follows:

	Three Months Ended September 30, 2016
	One-to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Beginning balance	$1,320	$4,002	$92	$16,950	$9,090	$6,751	$112	$38,317
Provision (credit) for loan losses	141	302	(6)	300	560	(482)	43	858
Charge-offs	—	—	—	—	(486)	—	(72)	(558)
Recoveries	—	—	—	—	7	52	21	80

Ending balance	$1,461	$4,304	$86	$17,250	$9,171	$6,321	$104	$38,697

	Three Months Ended September 30, 2015
	One-to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Beginning balance	$1,517	$3,522	$152	$12,816	$6,811	$5,185	$106	$30,109
Provision (credit) for loan losses	(100)	(247)	(5)	1,620	932	104	108	2,412
Charge-offs	(6)	—	—	—	—	—	(70)	(76)
Recoveries	—	—	—	—	107	—	33	140

Ending balance	$1,411	$3,275	$147	$14,436	$7,850	$5,289	$177	$32,585

	Nine Months Ended September 30, 2016
	One-to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Beginning balance	$1,354	$3,385	$144	$14,497	$8,313	$5,620	$92	$33,405
Provision (credit) for loan losses	107	919	(58)	2,753	1,323	685	147	5,876
Charge-offs	—	—	—	—	(486)	(44)	(206)	(736)
Recoveries	—	—	—	—	21	60	71	152

Ending balance	$1,461	$4,304	$86	$17,250	$9,171	$6,321	$104	$38,697

	Nine Months Ended September 30, 2015
	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Beginning balance	$1,849	$3,635	$100	$13,000	$5,155	$4,633	$97	$28,469
Provision (credit) for loan losses	(280)	(360)	47	1,418	4,417	688	193	6,123
Charge-offs	(166)	—	—	—	(2,287)	(33)	(188)	(2,674)
Recoveries	8	—	—	18	565	1	75	667

Ending balance	$1,411	$3,275	$147	$14,436	$7,850	$5,289	$177	$32,585

	One- to four-family	Multi - family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
September 30, 2016
Amount of allowance for loan losses for loans deemed to be impaired	$51	$138	$—	$20	$—	$—	$—	$209
Amount of allowance for loan losses for loans not deemed to be impaired	1,410	4,166	86	17,230	9,171	6,321	104	38,488

	$1,461	$4,304	$86	$17,250	$9,171	$6,321	$104	$38,697

Loans deemed to be impaired	$1,691	$1,370	$—	$2,871	$2,204	$1,918	$—	$10,054
Loans not deemed to be impaired	525,137	521,074	46,249	1,604,405	487,812	500,058	9,680	3,694,415

	$526,828	$522,444	$46,249	$1,607,276	$490,016	$501,976	$9,680	$3,704,469

	One-to four-family	Multi - family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
December 31, 2015
Amount of allowance for loan losses for loans deemed to be impaired	$3	$143	$—	$84	$—	$44	$—	$274
Amount of allowance for loan losses for loans not deemed to be impaired	1,351	3,242	144	14,413	8,313	5,576	92	33,131

	$1,354	$3,385	$144	$14,497	$8,313	$5,620	$92	$33,405

Loans deemed to be impaired	$1,582	$1,401	$—	$3,663	$16,026	$805	$—	$23,477
Loans not deemed to be impaired	456,841	415,987	46,660	1,324,681	405,505	399,246	10,028	3,058,948

	$458,423	$417,388	$46,660	$1,328,344	$421,531	$400,051	$10,028	$3,082,425

The following table provides information about the Company’s past due and non-accrual loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
September 30, 2016
Real estate loans:
Residential real estate:
One-to four-family	$1,679	$227	$2,951	$4,857	$8,828
Home equity lines of credit	471	46	710	1,227	746
Commercial real estate	—	—	1,955	1,955	2,871
Construction	—	—	2,031	2,031	2,031

Total real estate loans	2,150	273	7,647	10,070	14,476
Commercial and industrial	15	—	730	745	730
Consumer	625	395	—	1,020	—

Total	$2,790	$668	$8,377	$11,835	$15,206

December 31, 2015
Real estate loans:
Residential real estate:
One-to four-family	$1,674	$221	$3,266	$5,161	$9,264
Home equity lines of credit	587	—	1,166	1,753	1,763
Commercial real estate	483	—	2,652	3,135	3,663
Construction	—	—	15,849	15,849	15,849

Total real estate loans	2,744	221	22,933	25,898	30,539
Commercial and industrial	—	—	805	805	805
Consumer	580	317	—	897	—

Total	$3,324	$538	$23,738	$27,600	$31,344

At September 30, 2016 and December 31, 2015, the Company did not have any accruing loans past due 90 days or more.

The following tables provide information with respect to the Company’s impaired loans:

	September 30, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
One-to four-family	$1,105	$1,638		$1,318	$1,813
Multi-family	77	77		88	88
Commercial real estate	1,955	2,250		2,652	2,947
Construction	2,204	2,552		16,026	18,660
Commercial and industrial	1,918	2,250		761	1,095

Total	7,259	8,767		20,845	24,603

Impaired loans with a valuation allowance:
One-to four-family	586	586	$51	264	264	$3
Multi-family	1,293	1,293	138	1,313	1,313	143
Commercial real estate	916	916	20	1,011	1,022	84
Commercial and industrial	—	—	—	44	44	44

Total	2,795	2,795	209	2,632	2,643	274

Total impaired loans	$10,054	$11,562	$209	$23,477	$27,246	$274

At September 30, 2016, additional funds committed to be advanced in connection with impaired loans were immaterial.

	Three Months Ended September 30,
	2016			2015
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
One- to four-family	$1,843	$18	$13	$2,179	$21	$21
Multi-family	1,374	14	—	1,416	14	14
Commercial real estate	2,965	19	19	4,991	19	19
Construction	13,620	8	4	17,744	33	33
Commercial and industrial	1,941	18	—	1,110	3	3

Total impaired loans	$21,743	$77	$36	$27,440	$90	$90

	Nine Months Ended September 30,
	2016			2015
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
One- to four-family	$1,857	$54	$38	$2,927	$106	$105
Multi-family	1,385	41	—	1,426	41	41
Commercial real estate	3,432	72	72	8,724	165	165
Construction	14,410	25	14	16,367	289	288
Commercial and industrial	1,570	67	13	1,019	8	8

Total impaired loans	$22,654	$259	$137	$30,463	$609	$607

The following table summarizes the troubled debt restructurings (“TDRs”) at the dates indicated:

	September 30, 2016	December 31, 2015
	(In thousands)
TDRs on accrual status:
One- to four-family	$2,237	$2,621
Multi-family	1,370	1,402
Home equity lines of credit	18	18
Commercial real estate	9,799	9,968
Construction	174	174
Commercial and industrial	27	33

Total TDRs on accrual status	13,625	14,216

TDRs on non-accrual status:
One- to four-family	1,386	1,261
Commercial real estate	—	528
Construction	1,091	1,136
Commercial and industrial	178	186

Total TDRs on non-accrual status	2,655	3,111

Total TDRs	$16,280	$17,327

During the nine months ended September 30, 2016 and 2015, new TDRs and TDRs that defaulted and became 90 days past due in the first 12 months after restructure were immaterial. The Company generally places loans modified as TDRs on non-accrual status for a minimum period of six months. Loans modified as TDRs qualify for return to accrual status once they have demonstrated performance with the modified terms of the loan agreement for a minimum of six consecutive months and future payments are reasonably assured. TDRs are initially reported as impaired loans with an allowance established as part of the allocated component of the allowance for loan losses when the discounted cash flows of the impaired loan are lower than the carrying value of that loan. TDRs may be removed from impairment disclosures in the year following the restructure if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. At September 30, 2016 and December 31, 2015, the allowance for loan losses included an allocated component related to TDRs of $189,000 and $68,000, respectively. There were no charge-offs related to the TDRs modified during the nine months ended September 30, 2016 or 2015.

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

The following table provides risk-rated loans by class:

	September 30, 2016				December 31, 2015
	Multi-family residential real estate	Commercial real estate	Construction	Commercial and industrial	Multi-family residential real estate	Commercial real estate	Construction	Commercial and industrial
	(In thousands)
Loans rated 1 - 3A	$513,383	$1,600,929	$485,715	$452,059	$408,121	$1,320,748	$403,411	$375,013
Loans rated 4 - 4A	853	3,201	—	47,972	887	3,655	—	24,199
Loans rated 5	8,208	3,146	4,301	1,945	8,380	3,941	18,120	839
Loans rated 6	—	—	—	—	—	—	—	—
Loans rated 7	—	—	—	—	—	—	—	—

Total	$522,444	$1,607,276	$490,016	$501,976	$417,388	$1,328,344	$421,531	$400,051

For one- to four-family real estate loans, home equity lines of credit and consumer loans, management uses delinquency reports as the key credit quality indicator.

6.	DEPOSITS

A summary of deposit balances, by type, follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Demand deposits	$410,667	$370,546
NOW deposits	547,650	334,753
Money market deposits	863,385	860,957
Regular savings and other deposits	301,754	288,180

Total non-certificate accounts	2,123,456	1,854,436

Term certificates less than $250,000	823,167	651,028
Term certificates $250,000 and greater	282,946	237,554

Total term certificates	1,106,113	888,582

Total deposits	$3,229,569	$2,743,018

A summary of term certificates, by maturity, follows:

	September 30, 2016		December 31, 2015
Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$637,657	1.19%	$504,756	1.03%
Over 1 year to 2 years	200,115	1.24	201,929	1.25
Over 2 years to 3 years	65,226	1.48	74,304	1.25
Over 3 years to 4 years	179,192	2.02	79,017	1.83
Over 4 years to 5 years	20,453	1.58	25,225	1.67
Greater than 5 years	3,470	5.50	3,351	5.50

	$1,106,113	1.37%	$888,582	1.21%

The Company had brokered certificates of deposit, which are included in term certificates in the tables above, totaling $158.7 million with a weighted average rate of 1.30% and $130.8 million with a weighted average rate of 1.22% at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016, the Company also had brokered NOW deposits totaling $229.1 million representing reciprocal deposits received from other financial institutions through Authorized Bank Deposit Placement Network Sponsor to facilitate full federal deposit insurance coverage for certain Bank customers. There were no brokered NOW deposits at December 31, 2015.

7.	BORROWINGS

The Company had no short-term borrowings at September 30, 2016. At December 31, 2015, short-term borrowings with an original maturity of less than one year consisted of a FHLB advance totaling $20.0 million with a rate of 0.57% that matured on January 16, 2016. The Company also has an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily and $686,000 of borrowing capacity at the Federal Reserve Bank discount window. No amounts were drawn on the line of credit and no borrowings were outstanding with the Federal Reserve Bank discount window as of September 30, 2016 or December 31, 2015.

Long-term debt consists of FHLB advances as follows:

	September 30, 2016		December 31, 2015
Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2016	$6,500	3.99%	$41,500	1.20%
2017	89,633	1.32	89,632	1.32
2018	43,000	1.25	3,000	1.63
2019	5,341	1.23	6,684	1.23
2020	30,346	0.77	6,410	1.22
2021	105,000	0.71	—	—
2023	10,000	2.10	—	—
2026	20,000	0.59	—	—
2031	10,000	1.21	—	—

	$319,820	1.09%	$147,226	1.28%

At September 30, 2016, advances amounting to $135.0 million are callable by the FHLB prior to maturity, including advances totaling $85.0 million with variable rates based on the 3-Month London Interbank Offered Rate (LIBOR), less 60 basis points, during the first year and maturities of $25.0 million in 2020 and $60.0 million in 2021.

All borrowings from the FHLB are secured by investment securities and qualified collateral, consisting of a blanket lien on one- to four-family loans and certain multi-family and commercial real estate loans held in the Bank’s portfolio. At September 30, 2016, the Company pledged multi-family and commercial real estate loans with carrying values totaling $73.3 million and $474.7 million, respectively.

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

A summary of outstanding loan commitments whose contract amounts represent credit risk is as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Unadvanced portion of existing loans:
Construction	$500,024	$567,177
Home equity lines of credit	35,385	34,965
Other lines and letters of credit	295,443	149,973
Commitments to originate:
One- to four-family	29,065	15,122
Commercial real estate	172,301	57,589
Construction	222,185	125,367
Commercial and industrial	65,751	45,960
Other loans	—	1,159

Total loan commitments outstanding	$1,320,154	$997,312

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

Interest Rate Swaps

The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with commercial business customers to synthetically convert their loans from a variable rate to a fixed rate. The Company pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. Concurrently, the Company enters into an offsetting interest rate swap with a third-party financial institution. In the offsetting swap, the Company pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating and probability of default. At September 30, 2016 and December 31, 2015, the Company had $1.8 million and $1.4 million, respectively, in cash pledged for collateral on its interest rate swap with the third-party financial institution.

Summary information regarding these derivatives is presented below:

				September 30, 2016		December 31, 2015
	Maturity	Interest Rate Paid	Interest Rate Received	Notional Amount	Fair Value	Notional Amount	Fair Value
				(Dollars in thousands)
Customer interest rate swap	10/17/33	1 Mo. Libor + 175bp	Fixed (4.1052%)	$10,971	$1,563	$11,100	$1,008
Third-party interest rate swap	10/17/33	Fixed (4.1052%)	1 Mo. Libor + 175bp	10,971	(1,563)	11,100	(1,008)

Derivative Loan Commitments

Residential real estate loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. The Company enters into commitments to fund residential real estate loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market. A residential loan commitment requires the Company to originate a loan at a specific interest rate upon the completion of various underwriting requirements. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in loan interest rates. If interest rates increase, the value of these commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. Derivative loan commitments with a notional amount of $22.8 million and $6.6 million were outstanding at September 30, 2016 and December 31, 2015, respectively. The fair value of such commitments was a net asset of $118,000 and $15,000 at September 30, 2016 and December 31, 2015, respectively.

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Under a “mandatory delivery” contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay the investor a “pair-off” fee, based on then-current market prices, to compensate the investor for the shortfall. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price that it will purchase the loan from the Company if the loan to the underlying borrower closes. The Company generally enters into forward sale contracts on the same day it commits to lend funds to a potential borrower. The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. Forward loan sale commitments with a notional amount of $25.0 million and $11.1 million were outstanding at September 30, 2016 and December 31, 2015, respectively. The fair value of such commitments was a net liability of $29,000 at September 30, 2016 and a net asset of $65,000 at December 31, 2015.

The following table presents the fair values of derivative instruments in the consolidated balance sheets.

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
September 30, 2016
Derivative loan commitments	Other assets	$121	Other liabilities	$3
Forward loan sale commitments	Other assets	22	Other liabilities	51
Loan level interest rate swaps	Other assets	1,563	Other liabilities	1,563

Total		$1,706		$1,617

December 31, 2015
Derivative loan commitments	Other assets	$19	Other liabilities	$4
Forward loan sale commitments	Other assets	67	Other liabilities	2
Loan level interest rate swaps	Other assets	1,008	Other liabilities	1,008

Total		$1,094		$1,014

The following table presents information pertaining to gains (losses) on the Company’s derivative instruments included in the consolidated statements of net income.

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Location of Gain (Loss)	2016	2015	2016	2015
		(In thousands)
Derivative loan commitments	Mortgage banking gains, net	$9	$69	$103	$(17)
Forward loan sale commitments	Mortgage banking gains, net	105	(278)	(94)	(28)

Total		$114	$(209)	$9	$(45)

For the three months ended September 30, 2016, the Company recognized net mortgage banking gains of $274,000, consisting of $160,000 in net gains on sale of loans and $114,000 in net derivative mortgage banking gains. The Company recognized net mortgage banking gains of $38,000, consisting of $247,000 in net gains on sale of loans and $209,000 in net derivative mortgage banking losses for the three months ended September 30, 2015. For the nine months ended September 30, 2016, the Company recognized net mortgage banking gains of $448,000, consisting of $439,000 in net gains on sale of loans and $9,000 in net derivative mortgage banking gains. The Company recognized net mortgage banking gains of $416,000, consisting of $461,000 in net gains on sale of loans and $45,000 in net derivative mortgage banking losses for the nine months ended September 30, 2015.

Other Commitments

As of September 30, 2016, the Company has an outstanding commitment of $22.7 million with its core data processing provider through December 2021. As of September 30, 2016, the Company had an outstanding commitment totaling $702,000 for the construction of a new branch located in Brookline.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
September 30, 2016
Assets:
Debt securities	$—	$54,801	$—	$54,801
Marketable equity securities	90,640	—	—	90,640
Derivative loan commitments	—	—	121	121
Forward loan sale commitments	—	—	22	22
Loan level interest rate swaps	—	—	1,563	1,563

Total assets	$90,640	$54,801	$1,706	$147,147

Liabilities:
Derivative loan commitments	$—	$—	$3	$3
Forward loan sale commitments	—	—	51	51
Loan level interest rate swaps	—	—	1,563	1,563

Total liabilities	$—	$—	$1,617	$1,617

December 31, 2015
Assets:
Debt securities	$—	$78,095	$—	$78,095
Marketable equity securities	63,551	—	—	63,551
Derivative loan commitments	—	—	19	19
Forward loan sale commitments	—	—	67	67
Loan level interest rate swaps	—	—	1,008	1,008

Total assets	$63,551	$78,095	$1,094	$142,740

Liabilities:
Derivative loan commitments	$—	$—	$4	$4
Forward loan sale commitments	—	—	2	2
Loan level interest rate swaps	—	—	1,008	1,008

Total liabilities	$—	$—	$1,014	$1,014

For the nine months ended September 30, 2016 and 2015, there were no transfers in or out of Levels 1 and 2 and the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Derivative loan commitments and forward sale commitments, net:
Beginning balance	$(25)	$265	$80	$101
Total realized and unrealized gains (losses) included in net income	114	(209)	9	(45)

Ending balance	$89	$56	$89	$56

Total realized gain relating to instruments still held at period end	$89	$56	$89	$56

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

	September 30, 2016			Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
	(In thousands)
Impaired loans	$—	$—	$6,658	$(2)	$(48)
Foreclosed real estate	—	—	—	—	—

	$—	$—	$6,658	$(2)	$(48)

	December 31, 2015			Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
	(In thousands)
Impaired loans	$—	$—	$20,452	$(28)	$(2,315)
Foreclosed real estate	—	—	—	—	—

	$—	$—	$20,452	$(28)	$(2,315)

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

Certain properties in foreclosed real estate are periodically adjusted to fair value using appraised values of collateral, less estimated cost to sell, and adjusted as necessary by management based on unobservable inputs for specific properties. There were no foreclosed assets at September 30, 2016 and December 31, 2015.

Summary of Fair Values of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2016
Financial assets:
Cash and due from banks	$182,852	$182,852	$—	$—	$182,852
Certificates of deposit	30,342	—	30,361	—	30,361
Securities available for sale	145,441	90,640	54,801	—	145,441
Federal Home Loan Bank stock	17,818	—	—	17,818	17,818
Loans and loans held for sale, net	3,664,467	—	—	3,690,714	3,690,714
Accrued interest receivable	9,209	—	—	9,209	9,209
Financial liabilities:
Deposits	3,229,569	—	—	3,249,169	3,249,169
Borrowings	319,820	—	323,200	—	323,200
Accrued interest payable	1,258	—	—	1,258	1,258
On-balance sheet derivative financial instruments:
Assets:
Derivative loan commitments	121	—	—	121	121
Forward loan sale commitments	22	—	—	22	22
Loan level interest rate swaps	1,563	—	—	1,563	1,563
Liabilities:
Derivative loan commitments	3	—	—	3	3
Forward loan sale commitments	51	—	—	51	51
Loan level interest rate swaps	1,563	—	—	1,563	1,563

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2015
Financial assets:
Cash and due from banks	$96,363	$96,363	$—	$—	$96,363
Certificates of deposit	99,062	—	99,205	—	99,205
Securities available for sale	141,646	63,551	78,095	—	141,646
Federal Home Loan Bank stock	10,931	—	—	10,931	10,931
Loans and loans held for sale, net	3,049,911	—	—	3,096,160	3,096,160
Accrued interest receivable	8,574	—	—	8,574	8,574
Financial liabilities:
Deposits	2,743,018	—	—	2,749,601	2,749,601
Borrowings	167,226	—	167,702	—	167,702
Accrued interest payable	890	—	—	890	890
On-balance sheet derivative financial instruments:
Assets:
Derivative loan commitments	19	—	—	19	19
Forward loan sale commitments	67	—	—	67	67
Loan level interest rate swaps	1,008	—	—	1,008	1,008
Liabilities:
Derivative loan commitments	4	—	—	4	4
Forward loan sale commitments	2	—	—	2	2
Loan level interest rate swaps	1,008	—	—	1,008	1,008

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with our business and financial information and the Consolidated Financial Statements and related notes that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission.

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

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

Assets. Our total assets increased $648.6 million, or 18.4%, to $4.173 billion at September 30, 2016 from $3.525 billion at December 31, 2015. Net loans increased $616.4 million, or 20.2%, to $3.662 billion at September 30, 2016 from $3.045 billion at December 31, 2015. Cash and due from banks increased $86.5 million, or 89.8%, to $182.9 million at September 30, 2016 from $96.4 million at December 31, 2015. Certificates of deposit decreased $68.7 million, or 69.4%, to $30.3 million at September 30, 2016 from $99.1 million at December 31, 2015, primarily due to maturities of $89.0 million, partially offset by purchases of $20.3 million. Securities available for sale increased $3.8 million, or 2.7%, to $145.4 million at September 30, 2016 from $141.6 million at December 31, 2015.

Loan Portfolio Analysis. At September 30, 2016, net loans were $3.662 billion, or 87.7% of total assets. During the nine months ended September 30, 2016, net loans increased $616.4 million, or 20.2%. Loan originations totaled $1.009 billion during the nine months ended September 30, 2016. The increase in net loans consisted of $313.4 million in commercial real estate loans, $149.4 million in multi-family loans, $101.9 million in commercial and industrial loans and $68.5 million in construction loans, partially offset by a decrease of $10.4 million in one- to four-family loans. These net changes exclude reclassifications during the third quarter of $44.3 million in multi-family loans and $34.5 million in commercial real estate loans to one- to four-family loans in accordance with regulatory guidance. Refer to Note 5, Loans, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding the loans held in the Company’s loan portfolio.

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

Delinquencies. Total past due loans decreased $15.8 million, or 57.1%, to $11.8 million at September 30, 2016 from $27.6 million at December 31, 2015, reflecting decreases of $15.4 million in loans 90 days or greater past due and $404,000 in loans 30 to 89 days past due. The decrease in loans 90 days or greater past due was primarily due to the sale at foreclosure during the third quarter of 2016 of a property securing an $11.5 million multi-family construction loan in Boston that was originally placed on non-accrual status during the second quarter of 2015, along with surplus sale proceeds on completed foreclosures on other collateral properties used to pay down the loan during the nine months ended September 30, 2016. Additional reductions were also made across all categories of loans 90 days or greater past due. At September 30, 2016, non-accrual loans exceeded loans 90 days or greater past due primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected and certain loans remain on non-accrual status until they attain a sustained payment history of six consecutive months.

Non-performing Assets. Non-performing assets include loans that are 90 or greater days past due or on non-accrual status, including troubled debt restructurings (“TDRs”) on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At September 30, 2016 and December 31, 2015, we did not have any accruing loans past due 90 days or greater. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $1.7 million at September 30, 2016. The following table provides information with respect to our non-performing assets at the dates indicated.

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One-to four-family	$8,828	$9,264
Home equity lines of credit	746	1,763
Commercial real estate	2,871	3,663
Construction	2,031	15,849

Total real estate loans	14,476	30,539
Commercial and industrial	730	805

Total non-accrual loans (1)	15,206	31,344
Foreclosed assets	—	—

Total non-performing assets	$15,206	$31,344

Non-accrual loans to total loans	0.41%	1.02%
Non-accrual loans to total assets	0.36%	0.89%
Non-performing assets to total assets	0.36%	0.89%

(1)	TDRs on accrual status not included above totaled $13.6 million at September 30, 2016 and $14.2 million at December 31, 2015.

Non-performing assets were $15.2 million or 0.36% of total assets, at September 30, 2016, compared to $31.3 million, or 0.89% of total assets, at December 31, 2015. We recognized $365,000 of interest income on non-accrual loans for the nine months ended September 30, 2016. Additional interest income that would have been recorded for the nine months ended September 30, 2016 had non-accruing loans been current according to their original terms amounted to $236,000.

Non-accrual loans decreased $16.1 million, or 51.5%, to $15.2 million, or 0.41% of total loans outstanding at September 30, 2016, from $31.3 million, or 1.02% of total loans outstanding at December 31, 2015. The reduction in non-accrual loans were primarily due to the sale at foreclosure during the third quarter of 2016 of a property securing an $11.5 million multi-family construction loan in Boston that was originally placed on non-accrual status during the second quarter of 2015, along with surplus sale proceeds on completed foreclosures on other collateral properties used to pay down the loan during the nine months ended September 30, 2016. Additional reductions were also made across all categories of non-accrual loans.

Achieving and maintaining a moderate risk profile by aggressively managing troubled assets has been and will continue to be a primary focus for us. At September 30, 2016, our allowance for loan losses was $38.7 million, or 1.04% of total loans and 254.49% of non-accrual loans, compared to $33.4 million, or 1.08% of total loans and 106.58% of non-accrual loans at December 31, 2015. We increased our allowance during the nine months ended September 30, 2016 primarily as a result of growth in the loan portfolio; and in particular, commercial loans, and changes in the composition of the loan portfolio. Included in our allowance at September 30, 2016 was a general component of $38.5 million, which is based upon our evaluation of various factors relating to loans not deemed to be impaired. We continue to believe our level of non-performing loans and assets, which declined significantly during the past two years, is manageable and we believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

At September 30, 2016 and December 31, 2015, the Company did not hold any foreclosed real estate. We continue to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures.

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

Total TDRs decreased $1.0 million, or 6.0%, to $16.3 million at September 30, 2016 from $17.3 million at December 31, 2015, due to decreases of $591,000 in TDRs on accrual status and $456,000 in TDRs on non-accrual status reflecting principal paydowns. Modifications of TDRs consist of rate reductions, loan term extensions or provisions for interest-only payments for specified periods up to 12 months. We have generally been successful with the concessions we have offered to borrowers to date. We generally return TDRs to accrual status when they have sustained payments for six consecutive months based on the restructured terms and future payments are reasonably assured. We recognized $495,000 of interest income on TDRs for the nine months ended September 30, 2016. Interest income that would have been recorded for the nine months ended September 30, 2016 had TDRs on non-accrual status been current according to their original terms amounted to $56,000.

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

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. These other potential problem loans are generally loans classified as “substandard” or 5-rated loans in accordance with our nine-grade internal loan rating system that is consistent with guidelines established by banking regulators. At September 30, 2016, other potential problem loans totaled $8.9 million, including $6.8 million of multi-family loans and $2.1 million of construction loans.

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

Changes in the allowance for loan losses during the periods indicated were as follows:

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Beginning balance	$33,405	$28,469
Provision for loan losses	5,876	6,123
Charge offs:
One-to four-family	—	(166)
Construction	(486)	(2,287)
Commercial and industrial	(44)	(33)
Consumer	(206)	(188)

Total charge-offs	(736)	(2,674)
Recoveries:
One- to four-family	—	8
Commercial real estate	—	18
Construction	21	565
Commercial and industrial	60	1
Consumer	71	75

Total recoveries	152	667

Net charge-offs	(584)	(2,007)

Ending balance	$38,697	$32,585

Allowance to non-accrual loans	254.49%	92.73%
Allowance to total loans outstanding	1.04%	1.11%
Net charge-offs to average loans outstanding	0.02%	0.10%

The allowance for loan losses was $38.7 million or 1.04% of total loans at September 30, 2016, compared to $33.4 million or 1.08% of total loans at December 31, 2015 and $32.6 million or 1.11% of total loans at September 30, 2015. Our provision for loan losses was $5.9 million for the nine months ended September 30, 2016 compared to $6.1 million for the nine months ended September 30, 2015. The changes in the provision and allowance for loan losses were based on management’s assessment of loan portfolio growth and composition changes, declines in historical charge-off trends, reductions in problem loans and other improving asset quality trends, partially offset by growth in the multi-family, commercial real estate, construction and commercial and industrial loan categories. The changes also reflected provisions and charge-offs of $486,000 on a multi-family construction loan relationship when the property was sold at foreclosure during the third quarter of 2016 and $2.3 million when the loan was placed on non-accrual status during the second quarter of 2015. The increase in the allowance for loan losses at September 30, 2016 compared to September 30, 2015 was primarily due to increases in the multi-family, commercial real estate, construction, and commercial and industrial loan categories, as such loans have higher inherent credit risk than loans in our residential real estate loan categories. We continue to assess the adequacy of our allowance for loan losses in accordance with established policies.

The following tables set forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	September 30, 2016			December 31, 2015
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One-to four-family	$1,461	3.8%	14.2%	$1,354	4.1%	14.9%
Multi-family	4,304	11.1	14.1	3,385	10.1	13.5
Home equity lines of credit	86	0.2	1.2	144	0.4	1.5
Commercial real estate	17,250	44.6	43.4	14,497	43.4	43.1
Construction	9,171	23.7	13.2	8,313	24.9	13.7

Total real estate loans	32,272	83.4	86.1	27,693	82.9	86.7
Commercial and industrial	6,321	16.3	13.6	5,620	16.8	13.0
Consumer	104	0.3	0.3	92	0.3	0.3

Total loans	$38,697	100.0%	100.0%	$33,405	100.0%	100.0%

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

We had impaired loans totaling $10.1 million and $23.5 million as of September 30, 2016 and December 31, 2015, respectively. At September 30, 2016, impaired loans totaling $2.8 million had a valuation allowance of $209,000. Impaired loans totaling $2.6 million had a valuation allowance of $274,000 at December 31, 2015. Our average investment in impaired loans was $22.7 million and $30.5 million for the nine months ended September 30, 2016 and 2015, respectively.

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

Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral-dependent as of September 30, 2016 and considered any probable loss in determining the allowance for loan losses.

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

Securities Portfolio. At September 30, 2016, our securities portfolio was $145.4 million, or 3.5% of total assets. During the nine months ended September 30, 2016, the securities portfolio increased $3.8 million, or 2.7%, primarily due to $29.8 million in purchases of mutual funds, net, $10.5 million in purchases and $5.3 million in market value appreciation, partially offset by $23.3 million in maturities, calls and principal payments and $18.5 million in sales. At September 30, 2016, the securities portfolio consisted of $54.8 million, or 37.7%, in debt securities and $90.6 million, or 62.3%, in marketable equity securities. The debt securities within the portfolio are corporate bonds, government-sponsored enterprises, municipal bonds, mortgage-backed securities issued by government-sponsored enterprises and private companies and U.S. treasury securities. Included in marketable equity securities are common stocks and money market mutual funds. We purchase marketable equity securities with the intent to generate long-term capital gains through purchasing investment grade dividend paying securities in companies with relatively low long-term debt and a history of sustained earnings and above-average growth. We typically initiate a securities position based on market opportunities and add to our position through dollar cost averaging on a monthly basis. At September 30, 2016, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our equity. Refer to Note 4, Securities Available for Sale, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our securities portfolio.

Deposits. Deposits are a major source of our funds for lending and other investment purposes. Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Our deposit base is comprised of demand, NOW, money market, regular savings and other deposits, and certificates of deposit, which include brokered certificates of deposit. We consider demand, NOW, money market, and regular savings and other deposits to be core deposits. Total deposits increased $486.6 million, or 17.7%, to $3.230 billion at September 30, 2016 from $2.743 billion at December 31, 2015. Our continuing focus on the acquisition and expansion of core deposit relationships resulted in net growth in core deposits of $269.0 million, or 14.5%, to $2.123 billion, or 65.8% of total deposits. Refer to Note 6, Deposits, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our deposits.

The following table sets forth the average balances of deposits for the periods indicated.

	Nine Months Ended September 30,
	2016			2015
	Average Balance	Average Rate	Percent of Total Deposits	Average Balance	Average Rate	Percent of Total Deposits
	(Dollars in thousands)
Demand deposits	$371,204	—%	12.7%	$323,264	—%	13.4%
NOW deposits	432,729	0.61	17.0	291,864	0.57	11.7
Money market deposits	841,430	0.80	26.8	947,368	0.83	33.5
Regular savings and other deposits	295,313	0.14	9.3	280,481	0.17	10.8
Certificates of deposit	1,009,724	1.30	34.2	717,126	1.15	30.6

Total	$2,950,400	0.78%	100.0%	$2,560,103	0.71%	100.0%

Borrowings. We use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for loans and investments. At September 30, 2016 and December 31, 2015, Federal Home Loan Bank of Boston advances totaled $319.8 million and $167.2 million, respectively, with a weighted average rate of 1.09% and 1.20%, respectively. Total borrowings increased $152.6 million, or 91.3%, during the nine months ended September 30, 2016, reflecting a $172.6 million increase in long-term advances, partially offset by a $20.0 million decrease in short-term advances. The Bank entered into long-term advances with the Federal Home Loan Bank of Boston totaling $210.0 million with original terms ranging from two to 15 years and initial interest rates ranging from 0.03% to 2.10% during the nine months ended September 30, 2016. The maturing advances with the Federal Home Loan Bank of Boston totaled $57.4 million and consisted of a short-term advance totaling $20.0 million with an original term of one month and a fixed interest rate of 0.57% and long-term advances totaling $36.6 million with original terms ranging from two to three years and fixed interest rates ranging from of 0.65% to 0.69% during the nine months ended September 30, 2016. At September 30, 2016, we also had an available line of credit of $9.4 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily, none of which was outstanding at that date. Refer to Note 7, Borrowings, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our borrowings.

Information relating to borrowings is detailed in the following table.

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Balance outstanding at end of period	$319,820	$140,023
Average amount outstanding during the period	$261,524	$144,662
Weighted average interest rate during the period	1.10%	1.36%
Maximum outstanding at any month end	$320,624	$156,637
Weighted average interest rate at end of period	1.09%	1.34%

Stockholders’ Equity. Total stockholders’ equity increased $8.9 million, or 1.5%, to $597.1 million at September 30, 2016, from $588.1 million at December 31, 2015. The increase for the nine months ended September 30, 2016 was due primarily to increases of $22.9 million in net income, $4.5 million related to stock-based compensation plans and $3.1 million in accumulated other comprehensive income, reflecting an increase in the fair value of available-for-sale securities, partially offset by a $17.0 million repurchase of 1,220,711 shares of the Company’s common stock and three quarterly dividends of $0.03 per share totaling $4.6 million. Stockholders’ equity to assets was 14.31% at September 30, 2016, compared to 16.69% at December 31, 2015. Book value per share increased to $11.12 at September 30, 2016 from $10.72 at December 31, 2015. At September 30, 2016, the Company and the Bank continued to exceed all regulatory capital requirements. Refer to “Capital Management” within this report for more information regarding capital requirements and actual capital amounts and ratios for the Bank and the Company.

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

	Three Months Ended September 30,
	2016			2015
	Average Balance	Interest (1)	Yield/ Cost (1)(6)	Average Balance	Interest (1)	Yield/ Cost (1)(6)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$3,614,168	$38,684	4.26%	$2,813,703	$30,967	4.37%
Securities and certificates of deposit	157,293	823	2.08	262,874	1,150	1.74
Other interest-earning assets (3)	148,425	303	0.81	171,454	207	0.48

Total interest-earning assets	3,919,886	39,810	4.04	3,248,031	32,324	3.95

Noninterest-earning assets	117,703			117,024

Total assets	$4,037,589			$3,365,055

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$493,612	816	0.66	$296,829	416	0.56
Money market deposits	836,941	1,715	0.82	921,425	1,909	0.82
Regular savings and other deposits	298,799	107	0.14	283,130	102	0.14
Certificates of deposit	1,085,898	3,635	1.33	759,682	2,216	1.16

Total interest-bearing deposits	2,715,250	6,273	0.92	2,261,066	4,643	0.81
Borrowings	320,091	845	1.05	140,297	482	1.36

Total interest-bearing liabilities	3,035,341	7,118	0.93	2,401,363	5,125	0.85

Noninterest-bearing demand deposits	383,953			350,963
Other noninterest-bearing liabilities	23,977			22,572

Total liabilities	3,443,271			2,774,898
Total stockholders’ equity	594,318			590,157

Total liabilities and stockholders’ equity	$4,037,589			$3,365,055

Net interest-earning assets	$884,545			$846,668

Fully tax-equivalent net interest income		32,692			27,199
Less: tax-equivalent adjustments		(1,390)			(986)

Net interest income		$31,302			$26,213

Interest rate spread (1)(4)			3.11%			3.10%
Net interest margin (1)(5)			3.32%			3.32%
Average interest-earning assets to average interest-bearing liabilities		129.14%			135.26%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$3,099,203	$6,273	0.81%	$2,612,029	$4,643	0.71%
Total deposits and borrowings, including noninterest-bearing demand deposits	$3,419,294	$7,118	0.83%	$2,752,326	$5,125	0.74%

(footnotes begin on following page)

(footnotes from previous page)

(1)	Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, as well as resulting yields, interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the three months ended September 30, 2016 and 2015, yields on loans before tax-equivalent adjustments were 4.12% and 4.25%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 1.70% and 1.48%, respectively, and yield on total interest-earning assets before tax-equivalent adjustments were 3.90% and 3.83%, respectively. Interest rate spread before tax-equivalent adjustments for the three months ended September 30, 2016 and 2015 was 2.97% and 2.98%, respectively, while net interest margin before tax-equivalent adjustments for the three months ended September 30, 2016 and 2015 was 3.18% and 3.20%, respectively.
(2)	Loans on non-accrual status are included in average balances.
(3)	Includes Federal Home Loan Bank stock and associated dividends.
(4)	Interest rate spread represents the difference between the tax-equivalent yield on interest-earning assets and the cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income (tax-equivalent basis) divided by average interest-earning assets.
(6)	Annualized.

	Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest (1)	Yield/ Cost (1)(6)	Average Balance	Interest (1)	Yield/ Cost (1)(6)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$3,395,072	$108,788	4.28%	$2,736,720	$89,432	4.37%
Securities and certificates of deposit	196,022	2,852	1.94	276,976	3,618	1.75
Other interest-earning assets (3)	114,064	709	0.83	185,297	565	0.41

Total interest-earning assets	3,705,158	112,349	4.05	3,198,993	93,615	3.91

Noninterest-earning assets	118,211			114,196

Total assets	$3,823,369			$3,313,189

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$432,729	1,962	0.61	$291,864	1,254	0.57
Money market deposits	841,430	5,070	0.80	947,368	5,901	0.83
Regular savings and other deposits	295,313	316	0.14	280,481	357	0.17
Certificates of deposit	1,009,724	9,814	1.30	717,126	6,167	1.15

Total interest-bearing deposits	2,579,196	17,162	0.89	2,236,839	13,679	0.82
Borrowings	261,524	2,145	1.10	144,662	1,472	1.36

Total interest-bearing liabilities	2,840,720	19,307	0.91	2,381,501	15,151	0.85

Noninterest-bearing demand deposits	371,204			323,264
Other noninterest-bearing liabilities	22,841			22,152

Total liabilities	3,234,765			2,726,917
Total stockholders’ equity	588,604			586,272

Total liabilities and stockholders’ equity	$3,823,369			$3,313,189

Net interest-earning assets	$864,438			$817,492

Fully tax-equivalent net interest income		93,042			78,464
Less: tax-equivalent adjustments		(3,906)			(2,912)

Net interest income		$89,136			$75,552

Interest rate spread (1)(4)			3.14%			3.06%
Net interest margin (1)(5)			3.35%			3.28%
Average interest-earning assets to average
interest-bearing liabilities		130.43%			134.33%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$2,950,400	$17,162	0.78%	$2,560,103	$13,679	0.71%
Total deposits and borrowings, including noninterest-bearing demand deposits	$3,211,924	$19,307	0.80%	$2,704,765	$15,151	0.75%

(footnotes begin on following page)

(footnotes from previous page)

(1)	Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, as well as resulting yields, interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the nine months ended September 30, 2016 and 2015, yields on loans before tax-equivalent adjustments were 4.15% and 4.25%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 1.61% and 1.50%, respectively, and yield on total interest-earning assets before tax-equivalent adjustments were 3.91% and 3.79%, respectively. Interest rate spread before tax-equivalent adjustments for the nine months ended September 30, 2016 and 2015 was 3.00% and 2.94%, respectively, while net interest margin before tax-equivalent adjustments for the nine months ended September 30, 2016 and 2015 was 3.21% and 3.16%, respectively.
(2)	Loans on non-accrual status are included in average balances.
(3)	Includes Federal Home Loan Bank stock and associated dividends.
(4)	Interest rate spread represents the difference between the tax-equivalent yield on interest-earning assets and the cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income (tax-equivalent basis) divided by average interest-earning assets.
(6)	Annualized.

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

	Three Months Ended September 30, 2016 Compared to 2015 Increase (Decrease) Due to			Nine Months Ended September 30, 2016 Compared to 2015 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:
Loans	$8,507	$(790)	$7,717	$21,205	$(1,849)	$19,356
Securities and certificates of deposit	(524)	197	(327)	(1,142)	376	(766)
Other interest-earning assets	(31)	127	96	(278)	422	144

Total	7,952	(466)	7,486	19,785	(1,051)	18,734
Interest expense:
Deposits	1,192	438	1,630	2,785	698	3,483
Borrowings	495	(132)	363	1,004	(331)	673

Total	1,687	306	1,993	3,789	367	4,156

Change in fully tax-equivalent net interest income	$6,265	$(772)	$5,493	$15,996	$(1,418)	$14,578

Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015

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

Net income information is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
	(Dollars in thousands)
Net interest income	$31,302	$26,213	$5,089	19.4%	$89,136	$75,552	$13,584	18.0%
Provision for loan losses	858	2,412	(1,554)	(64.4)	5,876	6,123	(247)	(4.0)
Non-interest income	3,301	2,797	504	18.0	8,576	10,366	(1,790)	(17.3)
Non-interest expenses	19,164	18,089	1,075	5.9	57,716	53,504	4,212	7.9
Net income	9,497	5,742	3,755	65.4	22,881	17,732	5,149	29.0
Return on average assets	0.94%	0.68%	0.26%	38.2	0.80%	0.71%	0.09%	12.7
Return on average equity	6.39%	3.89%	2.50%	64.3	5.18%	4.03%	1.15%	28.5

Net Interest Income. The net interest rate spread and net interest margin were 2.97% and 3.18%, respectively, for the three months ended September 30, 2016 compared to 2.98% and 3.20%, respectively, for the three months ended September 30, 2015. For the nine months ended September 30, 2016, the net interest rate spread and net interest margin were 3.00% and 3.21%, respectively, compared to 2.94% and 3.16%, respectively, for the nine months ended September 30, 2015. The increases in net interest income were due primarily to loan growth, partially offset by growth in total deposits and borrowings for the three and nine months ended September 30, 2016 compared to the same periods in 2015.

The Company’s yield on interest-earning assets increased seven basis points to 3.90% for the three months ended September 30, 2016 compared to 3.83% for the three months ended September 30, 2015, while the total cost of funds increased nine basis points to 0.83% for the three months ended September 30, 2016 compared to 0.74% for the three months ended September 30, 2015. The increase in interest income was primarily due to growth in the Company’s average loan balances of $800.5 million, or 28.4%, to $3.614 billion, partially offset by a decrease in the yield on loans of 13 basis points to 4.12% for the three months ended September 30, 2016 compared to 4.25% for the three months ended September 30, 2015. The increase in interest expense on deposits was primarily due to the growth in average total deposits of $487.2 million, or 18.7%, to $3.099 billion and an increase in the cost of average total deposits of 10 basis points to 0.81% for the three months ended September 30, 2016 compared to 0.71% for the three months ended September 30, 2015. The increase in interest expense on borrowings was primarily due to the increase in average borrowings of $179.8 million, or 128.2%, to $320.1 million, partially offset by a decrease in the cost of average borrowings of 31 basis points to 1.05% for the three months ended September 30, 2016 compared to 1.36% for the three months ended September 30, 2015.

The Company’s yield on interest-earning assets increased 12 basis points to 3.91% for the nine months ended September 30, 2016 compared to 3.79% for the nine months ended September 30, 2015, while the total cost of funds increased five basis points to 0.80% for the nine months ended September 30, 2016 compared to 0.75% for the nine months ended September 30, 2015. The increase in interest income was primarily due to growth in the Company’s average loan balances of $658.4 million, or 24.1%, to $3.395 billion, partially offset by a decrease in the yield on loans of 10 basis points to 4.15% for the nine months ended September 30, 2016 compared to 4.25% for the nine months ended September 30, 2015. The increase in interest expense on deposits was primarily due to the growth in average total deposits of $390.3 million, or 15.2%, to $2.950 billion and an increase in the cost of average total deposits of seven basis points to 0.78% for the nine months ended September 30, 2016 compared to 0.71% for the nine months ended September 30, 2015. The increase in interest expense on borrowings was primarily due to the increase in average borrowings of $116.9 million, or 80.8%, to $261.5 million, partially offset by a decrease in the cost of average borrowings of 26 basis points to 1.10% for the nine months ended September 30, 2016 compared to 1.36% for the nine months ended September 30, 2015.

Provision for Loan Losses. Our provision for loan losses was $858,000 for the three months ended September 30, 2016 compared to $2.4 million for the three months ended September 30, 2015. For the nine months ended September 30, 2016, the provision for loan losses was $5.9 million compared to $6.1 million for the nine months ended September 30, 2015. For further discussion of the changes in the provision and allowance for loan losses, refer to “Allowance for Loan Losses.”

Non-Interest Income. Non-interest income information is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
	(Dollars in thousands)
Customer service fees	$2,170	$2,049	$121	5.9%	$6,253	$5,809	$444	7.6%
Loan fees	293	318	(25)	(7.9)	583	714	(131)	(18.3)
Mortgage banking gains, net	274	38	236	621.1	448	416	32	7.7
Gain on sales of securities, net	266	45	221	491.1	393	2,489	(2,096)	(84.2)
Income from bank-owned life insurance	296	340	(44)	(12.9)	894	930	(36)	(3.9)
Other income	2	7	(5)	(71.4)	5	8	(3)	(37.5)

Total non-interest income	$3,301	$2,797	$504	18.0%	$8,576	$10,366	$(1,790)	(17.3)%

The increases in customer service fees were primarily due to the increasing number and activity in demand deposit accounts. The decrease in gain on sales of securities, net, reflected a decrease in proceeds from sales of marketable equity securities sold during the nine months ended September 30, 2016 compared to the same period in 2015.

Non-Interest Expense. Non-interest expense information is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$12,169	$11,235	$934	8.3%	$36,661	$33,119	$3,542	10.7%
Occupancy and equipment	2,577	2,406	171	7.1	7,928	7,394	534	7.2
Data processing	1,293	1,375	(82)	(6.0)	3,804	3,887	(83)	(2.1)
Marketing and advertising	832	766	66	8.6	2,244	2,555	(311)	(12.2)
Professional services	663	644	19	3.0	1,996	1,981	15	0.8
Foreclosed real estate	(11)	96	(107)	(111.5)	28	125	(97)	(77.6)
Deposit insurance	572	522	50	9.6	1,556	1,462	94	6.4
Other general and administrative	1,069	1,045	24	2.3	3,499	2,981	518	17.4

Total non-interest expenses	$19,164	$18,089	$1,075	5.9%	$57,716	$53,504	$4,212	7.9%

The increases in salaries and employee benefits expenses were primarily due to annual increases in employee compensation and health benefits, and expense associated with the November 2015 grant of restricted stock and stock options to the Company’s directors, officers and employees. In addition, increases in salaries and employee benefits expenses, occupancy and equipment expenses and other general and administrative expenses reflect costs associated with three new branches opened over the last twelve months. The decreases in marketing and advertising expenses reflect lower advertising production and direct mail costs in 2016, and the higher 2015 costs associated with the rebranding of the former Mt. Washington Bank Division into the East Boston Savings Bank brand. The Company’s efficiency ratio improved to 55.81% for the three months ended September 30, 2016 from 62.45% for the three months ended September 30, 2015. For the nine months ended September 30, 2016, the efficiency ratio was 59.31% compared to 64.13% for the nine months ended September 30, 2015.

Income Tax Provision. We recorded a provision for income taxes of $5.1 million for the three months ended September 30, 2016, reflecting an effective tax rate of 34.9%, compared to $2.8 million, or a 32.5% effective tax rate, for the three months ended September 30, 2015. For the nine months ended September 30, 2016, the provision for income taxes was $11.2 million, reflecting an effective tax rate of 32.9%, compared to $8.6 million, or a 32.6% effective tax rate, for the nine months ended September 30, 2015. The changes in the income tax provision and effective tax rate were primarily due to changes in the components of pre-tax income.

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

Our most liquid assets are cash and due from banks, and certificates of deposit with other banks. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2016, cash and due from banks totaled $182.9 million and certificates of deposit totaled $30.3 million. In addition, at September 30, 2016, we had $263.1 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $9.4 million line of credit. On September 30, 2016, we had $319.8 million of advances outstanding. We periodically pledge additional multi-family and commercial real estate loans held in the Bank’s portfolio as qualified collateral to increase our borrowing capacity with the FHLB.

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

A significant use of our liquidity is the funding of loan originations. At September 30, 2016 and December 31, 2015, we had total loan commitments outstanding of $1.320 billion and $997.3 million, respectively. Historically, many of the commitments expire without being fully drawn; therefore the total amount of commitments does not necessarily represent future cash requirements. Refer to Note 8, Commitments and Derivatives, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our outstanding commitments.

Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of September 30, 2016 totaled $637.7 million, or 57.6% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained with us. We have the ability to attract and retain deposits by adjusting the interest rates offered and accept brokered certificates of deposit when it is deemed cost effective.

Meridian Bancorp, Inc. is a separate legal entity from East Boston Savings Bank and it must provide for its own liquidity to pay dividends and repurchase its common stock and for other corporate purposes. Meridian Bancorp, Inc.’s primary source of liquidity is proceeds from the 2014 second-step offering, and to a lesser extent dividend payments received from East Boston Savings Bank. The ability of East Boston Savings Bank to pay dividends is subject to regulatory requirements. At September 30, 2016, Meridian Bancorp, Inc. (on an unconsolidated basis) had cash and cash equivalents, certificates of deposit and securities available for sale totaling $118.7 million.

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

Capital Management. Both the Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2016, both the Company and the Bank exceeded all of their respective regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

Effective January 1, 2015, federal banking regulations changed the minimum capital requirements for community banking institutions. The regulations include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total to risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer is being phased in over three years, beginning on January 1, 2016. Also, certain new deductions from and adjustments to regulatory capital will be phased in over several years. Management believes that the Company will remain characterized as “well-capitalized” throughout the phase-in periods.

The Company may use capital management tools such as cash dividends and common share repurchases. Massachusetts regulations restrict repurchases for the first three years following the second-step conversion except where compelling and valid business reasons are established to the satisfaction of the Massachusetts Commissioner of Banks. We are also subject to the Federal Reserve Board’s notice provisions for stock repurchases. In August 2015, the Company received regulatory approval from the Massachusetts Commissioner of Banks and a non-objection from the Federal Reserve Bank to adopt a stock repurchase program for up to 5% of its common stock. As of September 30, 2016, the Company had repurchased 1,942,815 shares of its stock at an average price of $13.58 per share, or 71.0% of the 2,737,334 shares authorized for repurchase under the Company’s repurchase program. For the nine months ended September 30, 2016, the Company’s Board of Directors declared three quarterly cash dividends of $0.03 per common share on March 1, 2016, June 1, 2016 and September 1, 2016.

The Company’s and the Bank’s actual capital amounts and ratios follow:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2016
Total Capital (to Risk Weighted Assets):
Company	$621,887	15.4%	$323,626	8.0%	$404,532	10.0%
Bank	479,113	11.9	321,979	8.0	402,473	10.0
Tier 1 Capital (to Risk Weighted Assets):
Company	582,325	14.4	242,719	6.0	323,626	8.0
Bank	439,551	10.9	241,484	6.0	321,979	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	582,325	14.4	182,039	4.5	262,946	6.5
Bank	439,551	10.9	181,113	4.5	261,608	6.5
Tier 1 Capital (to Average Assets):
Company	582,325	14.4	161,368	4.0	201,710	5.0
Bank	439,551	11.1	158,411	4.0	198,014	5.0

December 31, 2015
Total Capital (to Risk Weighted Assets):
Company	$606,611	17.5%	$277,591	8.0%	$346,989	10.0%
Bank	442,978	12.7	279,604	8.0	349,505	10.0
Tier 1 Capital (to Risk Weighted Assets):
Company	573,206	16.5	208,194	6.0	277,591	8.0
Bank	409,573	11.7	209,703	6.0	279,604	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	573,206	16.5	156,145	4.5	225,543	6.5
Bank	409,573	11.7	157,277	4.5	227,179	6.5
Tier 1 Capital (to Average Assets):
Company	573,206	16.7	137,245	4.0	171,557	5.0
Bank	409,573	12.5	130,988	4.0	163,735	5.0

A reconciliation of the Company’s and Bank’s stockholders’ equity to regulatory capital follows:

	September 30, 2016		December 31, 2015
	Company	Bank	Company	Bank
	(In thousands)
Total stockholders’ equity per financial statements	$597,056	$454,276	$588,126	$424,535
Adjustments to Tier 1 and Common Equity Tier 1 capital:
Accumulated other comprehensive (income) loss	(1,044)	(1,038)	2,092	2,050
Net unrealized loss on marketable equity securities	—	—	(3,325)	(3,325)
Goodwill disallowed	(13,687)	(13,687)	(13,687)	(13,687)

Total Tier 1 and Common Equity Tier 1 capital	582,325	439,551	573,206	409,573

Adjustments to total capital:
Allowance for loan losses	38,697	38,697	33,405	33,405
45% of net unrealized gains on marketable equity securities	865	865	—	—

Total regulatory capital	$621,887	$479,113	$606,611	$442,978

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

For the nine months ended September 30, 2016, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Increase (Decrease) in Market Interest Rates	September 30, 2016			December 31, 2015
	Amount	Change	Percent	Amount	Change	Percent
	(Dollars in thousands)
300	$109,496	$(15,465)	(12.38)%	$102,967	$(7,225)	(6.56)%
Flat	124,961			110,192
-100	125,171	210	0.17	109,683	(509)	(0.46)

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls over Financial Reporting There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

Except as previously disclosed, there are no material additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a.)	Not applicable

(b.)	Not applicable

(c.)	The following table sets forth information with respect to any purchase made by or on behalf of the Company during the indicated periods:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2016	—	$—	—	794,519
August 1 – 31, 2016	—	$—	—	794,519
September 1 – 30, 2016	—	$—	—	794,519

	—	$—	—	794,519

(1)	On August 12, 2015, the Company’s Board of Directors voted to adopt a stock repurchase program of up to 5% of its outstanding common stock, or 2,737,334 shares of its common stock. The repurchase program has no expiration date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation of Meridian Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Meridian Bancorp, Inc. (File No. 333-194454), originally filed with the Securities and Exchange Commission on March 10, 2014)

3.2	Bylaws of Meridian Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Meridian Bancorp, Inc. (File No. 333-194454), originally filed with the Securities and Exchange Commission on March 10, 2014)

4	Form of Common Stock Certificate of Meridian Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Meridian Bancorp, Inc. (File No. 333-194454), originally filed with the Securities and Exchange Commission on March 10, 2014)

10.1	Meridian Bancorp, Inc. 2015 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders (File No. 001-36573), filed with the Securities and Exchange Commission on August 18, 2015)

10.2	Form of Employee Stock Option Agreement under the Meridian Bancorp, Inc. 2015 Equity Incentive Plan filed as an exhibit to Form 8-K filed on November 5, 2015

10.3	Form of Director Stock Option Agreement under the Meridian Bancorp, Inc. 2015 Equity Incentive Plan filed as an exhibit to Form 8-K filed on November 5, 2015

10.4	Amended and Restated Employment Agreement with Richard J. Gavegnano and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.5	East Boston Savings Bank Amended and Restated Employee Severance Compensation Plan filed as an exhibit to Form 10-Q filed on November 10, 2014

10.6	Form of Amended and Restated Supplemental Executive Retirement Agreements with Directors Vincent D. Basile, Domenic A. Gambardella, Edward L. Lynch, Gregory F. Natalucci and James G. Sartori filed as an exhibit to Form 10-Q filed on November 10, 2014

10.7	Amended and Restated Supplemental Executive Retirement Agreement with Richard J. Gavegnano filed as an exhibit to Form 10-Q filed on November 10, 2014

10.8	2008 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting, as filed with the Securities and Exchange Commission on July 11, 2008)

10.9	Termination Amendment for the Amended and Restated Employment Agreement between Edward J. Merritt and East Boston Savings Bank dated December 10, 2015 filed as an exhibit to Form 8-K filed on December 10, 2015

10.10	Amended and Restated Supplemental Executive Retirement Agreement between East Boston Savings Bank and Edward J. Merritt dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.11	Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2010)

10.12	First Amendment to Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2010)

10.13	Amended and Restated Two-Year Change in Control Agreement between Mark Abbate and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.14	Incentive Compensation Plan filed as an exhibit to Form 10-K filed on March 17, 2014

10.15	Amended and Restated Two-Year Change in Control Agreement between John Migliozzi and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.16	East Boston Non-Qualified Supplemental Employee Stock Ownership Plan dated October 1, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.17	Amended and Restated Two-Year Change in Control Agreement between Frank Romano and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-K filed on March 13, 2015

10.18	Form of Restricted Stock Award Agreement under the Meridian Bancorp, Inc. 2015 Equity Incentive Plan filed as an exhibit to Form 8-K filed on November 5, 2015

10.19	Two-Year Change in Control Agreement between Edward J. Merritt and East Boston Savings Bank dated December 10, 2015 filed as an exhibit to Form 8-K filed on December 10, 2015

10.20	Freeze Amendment to the Amended and Restated Supplemental Executive Retirement Agreement between East Boston Savings Bank and Edward J. Merritt dated December 10, 2015 filed as an exhibit to Form 8-K filed on December 10, 2015

21	Subsidiaries of Registrant filed as an exhibit to Form 10-Q filed on November 10, 2014

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN BANCORP, INC. (Registrant)

Date: November 4, 2016	By:	/s/ Richard J. Gavegnano
Richard J. Gavegnano Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2016	By:	/s/ Mark L. Abbate
Mark L. Abbate
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)