Form 10-K
period 2016-12-31
Meridian Bancorp, Inc.
filed 2017-03-01
CIK 1600125

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2016

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

Large Accelerated Filer	☑	Accelerated Filer	☐	Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to price at which the common equity was last sold on June 30, 2016 was $793,517,005. As of February 22, 2017, there were 53,627,751 outstanding shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2017 Annual Meeting of Stockholders of the Registrant are incorporated by reference in Part III of this Form 10-K.

MERIDIAN BANCORP, INC.

2016 FORM 10-K ANNUAL REPORT

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

East Boston Savings Bank

East Boston Savings Bank (the “Bank”) is a Massachusetts-chartered stock savings bank, founded in 1848, that conducts its business from 31 full-service locations, one mobile branch and three loan centers in the greater Boston metropolitan area. We offer a variety of deposit and loan products to individuals and businesses located in our primary market, which consists of Suffolk, Norfolk, Middlesex and Essex Counties, Massachusetts. We attract deposits from the general public and use those funds to originate one- to four-family real estate, multi-family and commercial real estate, construction, commercial and industrial, and consumer loans, which we primarily hold for investment. Our lending business also involves the purchase and sale of loan participation interests. We also offer non-deposit financial products through a third-party network arrangement.

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

The Company’s executive offices are located at 67 Prospect Street, Peabody, Massachusetts 01960, and our telephone number is (617) 567-1500. The Company’s website address is www.ebsb.com. Our public reports are available, free of charge, on our website. Information on this website is not and should not be considered to be a part of this report.

Market Area

We consider the greater Boston metropolitan area to be our primary market area. While our primary deposit-gathering area is concentrated in the greater Boston metropolitan area, our lending area encompasses a broader market that includes most of eastern Massachusetts, including Cape Cod, and portions of southeastern New Hampshire and Maine. We conduct our operations through our 31 full-service offices, one mobile branch and three loan centers located in the following counties, all of which are located in the greater Boston metropolitan area: Essex (five offices and two loan centers), Middlesex (seven offices), Suffolk (17 offices and one loan center) and Norfolk (two offices). The greater Boston metropolitan area is the 10th largest metropolitan area in the United States. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale retail trade, to finance, technology and medical care. The largest employment sector, however, is health care and social services, accounting for 16.8% of businesses in Massachusetts. Based on data from the Federal Reserve Bank of Boston, the unemployment rate for Massachusetts decreased to 2.8% in December 2016 as compared to 4.7% in December 2015. Home prices in Massachusetts rose at an annual rate of 5.9% in the third quarter of 2016 as compared to 8.1% for the third quarter of 2015.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies. Several large holding companies operate banks in our market area. These institutions are significantly larger than us and, therefore, have greater resources. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. Based on data from the Federal Deposit Insurance Corporation as of June 30, 2016 (the latest date for which information is available), the Bank had 0.98% of the deposit market share within the Boston-Cambridge-Quincy, Massachusetts — New Hampshire metropolitan statistical area, giving us the 15th largest market share in our metropolitan statistical area out of 138 financial institutions in our metropolitan statistical area as of that date.

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

Lending Activities

Commercial Real Estate Loans. At December 31, 2016, commercial real estate loans were $1.777 billion, or 45.1%, of our total loan portfolio. The commercial real estate loan portfolio consisted of $485.7 million of fixed-rate loans and $1.291 billion of adjustable-rate loans at December 31, 2016. Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, industrial facilities and retail facilities. At December 31, 2016, $315.6 million of our commercial real estate portfolio was owner occupied commercial real estate, and the remaining $1.461 billion was secured by income producing, or non-owner occupied commercial real estate. We intend to continue to grow our commercial real estate loan portfolio while maintaining prudent underwriting standards. In addition to originating these loans, we also participate in loans with other financial institutions.

We originate a variety of fixed- and adjustable-rate commercial real estate loans for terms and amortization periods up to 30 years, which may include balloon loans. Interest rates and payments on our adjustable-rate loans adjust every three, five, seven or ten years and generally are adjusted to a rate equal to a percentage above the corresponding U.S. Treasury rate or Federal Home Loan Bank borrowing rate. Most of our adjustable-rate commercial real estate loans adjust every five years and amortize over terms of 20 to 25 years. We also include prepayment penalties on loans we originate. Loan amounts generally do not exceed 75% to 80% of the property’s appraised value at the time the loan is originated. In addition, borrowers are generally required by policy to have a minimum income to debt service ratio of 1.20x. We require independent appraisals or evaluations on all loans secured by commercial real estate from an approved appraisers list. We require most of our commercial real estate loan borrowers to submit annual financial statements and/or rent rolls on the subject property. These properties may also be subject to annual inspections to support that appropriate maintenance is being performed by the owner/borrower. All commercial real estate loans over $500,000 are reviewed at least annually along with each commercial real estate borrower and, as applicable, each guarantor. The loan and its borrowers and/or guarantors are subject to an annual risk certification verifying that the loan is properly risk rated based upon covenant compliance and other terms as provided for in the loan agreements. While this process does not prevent loans from becoming delinquent, it provides us with the opportunity to better identify problem loans in a timely manner and to work with the borrower prior to the loan becoming delinquent.

The following table provides information with respect to our commercial real estate loans by type at December 31, 2016:

	Amount	Percent
	(Dollars in thousands)
Accommodations	$145,121	8.2%
Industrial/Warehouse	347,680	19.6
Mixed use	160,808	9.0
Office building	449,948	25.3
Office condominium	19,599	1.1
Restaurant	7,183	0.4
Retail	415,058	23.4
Other	231,204	13.0

	$1,776,601	100.0%

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

The average outstanding loan size in our commercial real estate portfolio was $2.6 million as of December 31, 2016. We currently target new individual commercial real estate loan originations to owners and investors in our market area and generally originate loans to one borrower up to $60.0 million. We generally do not make commercial real estate loans outside our primary market areas. Our largest single commercial real estate relationship at December 31, 2016 totaled $63.8 million. These loans are secured by industrial/warehouse properties. Our next largest borrowing relationship at December 31, 2016 was for $57.3 million and is secured by assisted living facilities and rehabilitation hospitals. The third largest relationship was for $55.1 million at December 31, 2016 and is secured by office buildings. At December 31, 2016, all of these loans were performing in accordance with their repayment terms.

One- to Four-Family Residential Loans. Our one- to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. At December 31, 2016, one- to four-family residential loans were $532.5 million, or 13.5% of our total loan portfolio, consisting of $69.5 million and $463.0 million of fixed-rate and adjustable-rate loans, respectively. We generally offer fixed-rate loans and adjustable-rate loans with terms up to 30 years. Generally, our fixed-rate loans conform to Fannie Mae and Freddie Mac underwriting guidelines and those with longer terms (more than 10 years) are originated with the intention to sell. Our adjustable-rate mortgage loans generally adjust annually or every three years after an initial fixed period that ranges from three to ten years. Management has the intent and ability to hold the remaining fixed-rate loans in our loan portfolio for the foreseeable future or until maturity or pay-off. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the one or three year U.S. Treasury index. Depending on the loan type, the maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate caps range from 2% to 6% over the initial interest rate of the loan. Our residential loans generally do not have prepayment penalties.

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

While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans. We do not offer loans with negative amortization and generally do not offer interest-only, one- to four-family residential real estate loans. Additionally, our current practice is generally (1) to sell to the secondary market newly originated longer-term (terms of 10 years or greater) fixed-rate, one- to four-family residential real estate loans, and (2) to hold in our portfolio shorter-term, fixed-rate loans and adjustable-rate loans. We sell residential real estate loans in the secondary market primarily with servicing released. We also sell loans to Fannie Mae, the Federal Home Loan Bank Mortgage Partnership Finance Program and other investors with servicing retained.

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

We also offer adjustable-rate loans secured by one- to four-family properties that are not owner-occupied. Non-owner-occupied one- to four-family residential loans generally can be made with a loan-to-value ratio of up to 80% with such value measured at origination. At December 31, 2016, these loans totaled $170.5 million. Non-owner-occupied residential loans can have higher risk of loss than owner-occupied residential loans, as payment on such loans often depends on successful operation and management of the properties. In addition, non-owner-occupied residential borrowers may be more willing to default on a loan than an owner-occupied residential borrower as the non-owner-occupied residential borrower would not be losing his or her residence.

Multi-Family Real Estate Loans. At December 31, 2016, multi-family real estate loans were $562.9 million, or 14.3% of our total loan portfolio. The multi-family loan portfolio consisted of $26.2 million of fixed-rate loans and $536.7 million of adjustable-rate loans at December 31, 2016. Our multi-family real estate loans are generally secured by apartment buildings. We intend to continue to grow our multi-family loan portfolio, while maintaining prudent underwriting standards. In addition to originating these loans, we also participate in loans with other financial institutions.

We originate a variety of adjustable-rate multi-family real estate loans for terms up to 30 years. Interest rates and payments on our adjustable-rate loans adjust every three, five, seven or ten years and generally are adjusted to a rate equal to a percentage above the corresponding U.S. Treasury rate or Federal Home Loan Bank borrowing rate. Most of our adjustable-rate multi-family real estate loans adjust every five years and amortize over terms of 20 to 25 years. We also include prepayment penalties on loans we originate. Loan amounts generally do not exceed 75% to 80% of the property’s appraised value at the time the loan is originated. Borrowers are generally required by policy to have a minimum income to debt service ratio of 1.20x. We require most of our multi-family real estate loan borrowers to submit annual financial statements and/or rent rolls on the subject property. These properties may also be subject to annual inspections to support that appropriate maintenance is being performed by the owner/borrower.

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

The average outstanding loan size in our multi-family real estate portfolio was $1.5 million as of December 31, 2016. We currently target new individual multi-family real estate loan originations to owners and investors in our market area and generally originate loans to one borrower up to $60.0 million.

We generally do not make multi-family real estate loans outside our primary market areas.

Our largest multi-family real estate relationship at December 31, 2016 totaled $49.0 million and originated in 2016. Our next largest multi-family borrowing relationship at December 31, 2016 was for $43.7 million and the third largest multi-family borrowing relationship was for $25.2 million. Each relationship is secured by apartment buildings. At December 31, 2016, all of these loans were performing in accordance with their terms.

Construction Loans. Historically, we have invested a significant portion of our loan portfolio in construction loans for commercial real estate, multi-family properties and one- to four-family residential developments. Although well diversified with respect to price ranges and borrowers, our construction loans are significantly concentrated in the greater Boston metropolitan area. At December 31, 2016, construction loans were $502.8 million, or 12.8% of our total loan portfolio.

We primarily make construction loans for commercial development projects, including apartment buildings, condominiums, small industrial buildings and retail and office buildings. Most of our construction loans provide for the payment of only interest during the construction phase, which is usually up to 12 to 24 months, although some construction loans are renewed, generally for one or two additional years. At the end of the construction phase, the loan may convert to a permanent mortgage loan or the loan may be paid in full. Loans generally can be made with a maximum loan-to-value ratio of 80% of the appraised market value upon completion of the project. As appropriate to the underwriting, a “discounted cash flow analysis” is utilized. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will generally require an inspection of the property before disbursement of funds during the term of the construction loan.

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

We regularly monitor the construction loan portfolio and the economic conditions and housing inventory in each of our markets and increase or decrease this type of lending as we observe market conditions change. We believe that the underwriting policies and internal monitoring systems we have in place have helped to mitigate some of the risks inherent in construction and land lending.

The composition of our construction portfolio at December 31, 2016 is as follows.

	Amount	Percent
	(Dollars in thousands)
Condominium	$162,949	32.4%
One- to four-family residential real estate	53,510	10.6
Apartment	100,956	20.1
Commercial real estate	11,937	2.4
Mixed use	41,442	8.2
Accommodations	9,787	1.9
Retail	24,460	4.9
Office building	64,706	12.9
Land	20,418	4.1
Other	12,588	2.5

	$502,753	100.0%

Our largest construction loan relationship at December 31, 2016 totaled $30.1 million and our next largest construction borrowing relationship at December 31, 2016 was for $22.8 million. Each relationship is secured by condominiums. The third largest construction loan relationship was for $22.8 million. This relationship is secured by apartment buildings. At December 31, 2016, all of these loans were performing in accordance with their terms.

Commercial and Industrial Loans. At December 31, 2016, commercial and industrial loans were $515.4 million, or 13.0% of our total loan portfolio, and we intend to increase the amount of commercial and industrial loans that we originate. A significant portion of our commercial and industrial loans consists of our direct purchase of tax-exempt bonds issued by non-profit organizations (primarily educational and health organizations) and manufacturers through programs sponsored by the Commonwealth of Massachusetts and the states of Maine and New Hampshire. We underwrite these bonds in substantially the same manner as our other commercial and industrial loans. At December 31, 2016, tax exempt bonds included in our commercial and industrial loan portfolio were $294.9 million, or 57.2% of our total commercial and industrial loans at that date. A portion of our commercial and industrial loans is secured by owner-occupied commercial real estate. We make commercial and industrial loans primarily in our market area to a variety of professionals, sole proprietorships, nonprofit organizations and small businesses. However, the primary source of repayment for all of our commercial and industrial loans is income from the underlying business. As part of our relationship driven focus, we require many of our commercial and industrial borrowers to maintain their primary deposit accounts with us, which enhances our interest rate spread and overall profitability.

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

Our largest single commercial and industrial loan relationship at December 31, 2016 totaled $76.0 million. This loan is secured by gross receipts. Our next largest borrowing relationship at December 31, 2016 was for $55.0 million and is secured by an assignment of residential mortgages. The third largest relationship was for $24.9 million at December 31, 2016 and is secured by academic facilities. At December 31, 2016, all of these loans were performing in accordance with their repayment terms.

Home Equity Lines of Credit. We offer home equity lines of credit, which are secured by one- to four-family residences. At December 31, 2016, the outstanding balance owed on home equity lines of credit amounted to $42.9 million, or 1.1% of our total loan portfolio. Home equity lines of credit have adjustable rates of interest with five to ten-year draws and 15 to 20 year terms that are indexed to the Prime Rate as published by The Wall Street Journal on the last business day of the month. Our home equity lines either have a monthly variable interest rate or an interest rate that is fixed for five years and that adjusts in years six and 11. We offer home equity lines of credit with cumulative loan-to-value ratios generally up to 80%, when taking into account both the balance of the home equity loans and first mortgage loan.

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

Consumer Loans. We offer automobile loans, loans secured by savings or certificate accounts, credit builder, annuity and overdraft loans. At December 31, 2016, consumer loans were $9.7 million, or 0.2% of total loans. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

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

We generally originate loans for our portfolio; however, we generally agree to sell to the secondary market newly originated conforming fixed-rate, 10- to 30-year one- to four-family residential real estate loans. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management. We sell residential real estate loans in the secondary market primarily with servicing released. We also sell loans to Fannie Mae, the Federal Home Loan Bank Mortgage Partnership Finance Program and other investors with servicing retained. For the years ended December 31, 2016 and 2015, we originated $70.5 million and $65.8 million of residential real estate loans for sale, respectively, and sold $71.3 million and $62.1 million of residential real estate loans, respectively. At December 31, 2016, we were servicing $107.8 million of residential real estate loans for other financial institutions. In addition, we sell participation interests in commercial real estate loans to local financial institutions, primarily on the portion of loans exceeding our borrowing limits, or as is prudent in concert with recognition of credit risk.

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank’s Board of Directors and management. The Bank’s Board of Directors has granted loan approval authority to certain officers up to prescribed limits, depending on the officer’s experience, the type of loan and whether the loan is secured or unsecured. Residential loans below $2.0 million require approval by members of senior management. Residential loans in excess of $2.0 million must be authorized by the Bank’s Executive Committee of the Board of Directors. Commercial loans below $2.5 million require approval by members of senior management. Commercial loans from $2.5 million up to $3.5 million require approval by management’s loan committee. Commercial loans in excess of $3.5 million must be authorized by the Bank’s Executive Committee of the Board of Directors. Exceptions are fully disclosed to the approving authority, either an individual officer or the appropriate management or Board committee prior to commitment. All exceptions are reported to the Board of Directors monthly.

Loans-to-One Borrower Limit and Loan Category Concentration

The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20% of our capital, which is defined under Massachusetts law as the sum of our capital stock, surplus account and undivided profits. At December 31, 2016, our regulatory limit on loans-to-one borrower was $97.1 million. At that date, our largest lending relationship consisted of one loan for $76.0 million and was secured by gross receipts. This loan was performing in accordance with its original repayment terms at December 31, 2016.

Loan Commitments

We issue commitments for fixed- and adjustable-rate loans conditioned upon the occurrence of certain events. Commitments to originate loans are legally binding agreements to lend to our customers provided there are no violations of any contractually established conditions. Generally, our commitments to originate loans expire after 60 days. Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers. Our lines of credit usually do not contain a specified maturity date and may not be drawn upon to the total extent to which we are committed. Our letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party, primarily to support borrowing arrangements.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential mortgage-backed securities and municipal governments, deposits at the Federal Home Loan Bank of Boston, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities, including common stock and money market mutual funds. Our equity securities generally pay dividends. We also are required to maintain an investment in Federal Home Loan Bank of Boston stock, which is based on the level of our FHLB borrowings. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2016.

At December 31, 2016, our investment portfolio consisted primarily of corporate bonds, municipal bonds, investment-grade marketable equity securities and mortgage-backed securities.

Our investment objectives are to provide and maintain liquidity, to establish and maintain an acceptable level of interest rate and credit risk, to provide a use of funds when demand for loans is weak and to generate a favorable return. Our Board of Directors has the overall responsibility for the investment portfolio, including approval of our investment policy. The Executive Committee of the Board of Directors and management are responsible for implementation of the investment policy and monitoring our investment performance. Our Executive Committee reviews the status of our investment portfolio monthly.

Each reporting period, we evaluate all securities with a decline in fair value below the amortized cost of the investment to determine whether other-than-temporary impairment (“OTTI”) exists. OTTI is required to be recognized if (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit-related OTTI is recognized in other comprehensive income/loss, net of applicable taxes.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

Deposit Accounts. The substantial majority of our depositors reside in our market area. Depositors are attracted by advertising and through our website, primarily from within our market area through the offering of a broad selection of deposit instruments, including non-interest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and certificates of deposit. In addition to accounts for individuals, we also offer several commercial checking accounts designed for the businesses operating in our market area.

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

Borrowings. We may utilize advances from the Federal Home Loan Bank of Boston to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. As of December 31, 2016, we had $222.8 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including an available line of credit of $9.4 million at an interest rate that adjusts daily. All of our borrowings from the Federal Home Loan Bank are secured by investment securities and qualified collateral, including one- to four-family loans and multi-family and commercial real estate loans held in the Bank’s portfolio.

Financial Services

We offer customers a range of non-deposit financial products, including mutual funds, annuities, stocks and bonds which are offered and cleared by a third-party broker-dealer. We receive a portion of the commissions generated by sales to our customers. We also offer customers long-term care insurance through a third-party insurance company, which generates commissions for us. Our non-deposit financial products generated $255,000, $373,000 and $393,000 of non-interest income during the years ended December 31, 2016, 2015 and 2014, respectively.

Personnel

As of December 31, 2016, we had 412 full-time and 88 part-time employees, none of whom is represented by a collective bargaining unit. We believe our working relationship with our employees is good.

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

In addition to creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, directed changes in the way that institutions are assessed for deposit insurance, mandated the imposition of tougher consolidated capital requirements on holding companies, required the issuance of regulations requiring originators of securitized loans to retain a percentage of the risk for the transferred loans, imposed regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contained a number of reforms related to mortgage originations. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or required the issuance of implementing regulations. Their impact on operations cannot yet be fully assessed. However, there is significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for the Bank and the Company.

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

Investment Activities. In general, Massachusetts-chartered savings banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4.0% of the bank’s deposits. Massachusetts-chartered savings banks may in addition invest an amount equal to 1.0% of their deposits in stocks of Massachusetts corporations or companies with substantial employment in the Commonwealth which have pledged to the Massachusetts Commissioner of Banks that such monies will be used for further development within the Commonwealth. At the present time, the Bank’s Massachusetts authority to invest in equity securities is constrained by federal law. See “— Federal Bank Regulation—Investment Activities” for such federal restrictions.

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

Protection of Personal Information. Massachusetts has adopted regulatory requirements intended to protect personal information. The requirements, which are similar to existing federal laws such as the Gramm-Leach-Bliley Act, discussed below under “— Federal Regulations—Privacy Regulations”, that require organizations to establish written information security programs to prevent identity theft. The Massachusetts regulation also contains technology system requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.

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

The current Massachusetts statute replaced a Massachusetts statute which contained separate restrictions on insider lending.

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

Interstate Banking and Branching. Federal law permits well capitalized and well managed bank holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, among other things, banks are permitted to establish de novo branches on an interstate basis provided that branching is authorized by the law of the host state for the banks chartered by that state.

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

The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. Effective January 1, 2015, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater, and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0%, or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2016, the Bank was classified as a “well capitalized” institution.

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

Transactions with Affiliates and Regulation W of the Federal Reserve Regulations. Transactions between banks and their affiliates are governed by federal law. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank (although subsidiaries of the bank itself, except financial subsidiaries, are generally not considered affiliates). Generally, Section 23A of the Federal Reserve Act and the Federal Reserve Board’s Regulation W limits the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such institution’s capital stock and surplus, and with all such transactions with all affiliates to an amount equal to 20.0% of such institution’s capital stock and surplus. Section 23B applies to “covered transactions” as well as to certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets from, and issuance of a guarantee to an affiliate, and other similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a bank to an affiliate. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.

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

The Federal Deposit Insurance Corporation imposes an assessment for deposit insurance on all depository institutions. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions were initially assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depended upon the category to which it is assigned and certain adjustments specified by Federal Deposit Insurance Corporation regulations, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) ranged from 2  1/2 to 45 basis points of each institution’s total assets less tangible capital. The Federal Deposit Insurance Corporation’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

Effective July 1, 2016, the FDIC adopted changes that eliminated the risk categories. Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) was reduced for institutions of less than $10 billion in total assets to 1.5 basis points to 30 basis points, also effective July 1, 2016. The Dodd-Frank Act specifies that banks of greater than $10 billion in assets be required to bear the burden of raising the reserve ratio from 1.15% to 1.35%. Such institutions are subject to an annual surcharge of 4.5 basis points of total assets exceeding $10 billion. This surcharge will remain in place until the earlier of the Deposit Insurance Fund reaching the 1.35% ratio or December 31, 2018, at which point a shortfall assessment would be applied. The FDIC, exercising discretion provided to it by the Dodd-Frank Act, has established a long-term goal of achieving a 2% reverse ratio for the Deposit Insurance Fund.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2016, the annualized FICO assessment was equal to 0.56 basis points of total assets less tangible capital.

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

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $115.1 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $115.1 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $15.5 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with these requirements.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. The Bank was in compliance with this requirement at December 31, 2016. Based on redemption provisions of the Federal Home Loan Bank of Boston, the stock has no quoted market value and is carried at cost. The Bank reviews for impairment based on the ultimate recoverability of the cost basis of the Federal Home Loan Bank of Boston stock. As of December 31, 2016, no impairment has been recognized.

At its discretion, the Federal Home Loan Bank of Boston may declare dividends on the stock. The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. As a result of losses incurred, the Federal Home Loan Bank of Boston suspended and did not pay dividends in 2009 and 2010. However, the Federal Home Loan Bank of Boston resumed payment of quarterly dividends in 2011 and, for 2016, paid dividends with an annual yield of 3.63%. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the Federal Home Loan Bank of Boston stock held by the Bank.

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

The Company is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) which have historically been similar to, though less stringent than, those of the Federal Deposit Insurance Corporation for the Bank. The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities would no longer be includable as Tier 1 capital, as was previously the case with bank holding companies, subject to certain grandfathering rules. The previously discussed final rule regarding regulatory capital requirements implemented the Dodd-Frank Act as to bank holding company capital standards. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks applied to bank holding companies (with greater than $1 billion of assets) as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019. The Company was in compliance with the consolidated capital requirements as of December 31, 2016.

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

Federal Taxation

General. The Company reports its income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions, including the reserve for bad debts discussed below. The Company’s federal income tax returns have been either audited or closed under the statute of limitations through December 31, 2012. For its 2016 tax year, the Bank’s maximum federal income tax rate was 35%.

Bad Debt Reserves. For taxable years beginning before January 1, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for non-qualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. However, those bad debt reserves accumulated prior to 1988 (“Base Year Reserves”) were not required to be recaptured unless the savings institution failed certain tests. At December 31, 2016, $9.8 million of the Bank’s accumulated bad debt reserves would not be recaptured into taxable income unless the Bank makes a “non-dividend distribution” to the Company as described below.

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

In recent years, we have focused on shifting our asset mix from increases in the one- to four-family residential loan portfolio to increases in commercial real estate, multi-family, commercial and industrial, and construction loans. As of December 31, 2016, our commercial real estate, multi-family, commercial and industrial, and construction loans totaled $3.358 billion or 85.2% of our loan portfolio. As a result, our credit risk profile is higher than traditional savings institutions that have higher concentrations of one- to four-family residential loans. Also, these types of commercial lending activities, while potentially more profitable than one-to four-family residential lending, are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. A decline in real estate values would reduce the value of the real estate collateral securing our loans and increase the risk that we would incur losses if borrowers defaulted on their loans. In addition, the repayment of commercial real estate and multi-family loans generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. In addition, loan balances for commercial real estate, multi-family and construction loans are typically larger than those for single-family and consumer loans. Accordingly, when there are defaults and losses on these types of loans, they are often larger on a per loan basis than those for one- to four-family residential and consumer loans. Commercial and industrial loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time, may be illiquid and may fluctuate in value based on the success of the business. A secondary market for most types of commercial real estate, multi-family, commercial and industrial, and construction loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans.

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

Our commercial loan portfolio, which includes commercial real estate, multi-family, commercial and industrial, and construction loans, has increased to $3.358 billion, or 85.2% of total loans at December 31, 2016 from $1.296 billion, or 71.7% of total loans, at December 31, 2012. A portion of our commercial loan portfolio is unseasoned, meaning they were originated recently. Our limited experience with these borrowers does not provide us with a significant payment history pattern with which to judge future collectability. Further, these loans have not been subjected to unfavorable economic conditions. As a result, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

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

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for us for the year ending December 31, 2020. This standard, which requires a Current Expected Credit Loss (“CECL”) model, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change from the current method of providing allowances for loan losses that have already been incurred, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

Our allowance for loan losses increased in 2016, primarily due to growth in the multi-family, commercial real estate, construction, and commercial and industrial loan categories; as such loans have higher inherent credit risk than loans in our residential real estate loan categories. Refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Asset Quality.”

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

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Further, a prolonged period of exceptionally low market interest rates, such as we are currently experiencing, limits our ability to lower our interest expense, while the average yield on our interest-earning assets may continue to decrease as our loans reprice or are originated at these low market rates. Accordingly, our net interest income may continue to decrease, which would have an adverse effect on our profitability. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results.

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

In January 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments — Overall, (Subtopic 825-10). The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Targeted changes to generally accepted accounting principles include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has a portfolio of equity investments and if such guidance were effective for the year ended December 31, 2016, a net unrealized gain of approximately $6.6 million and related deferred tax provision of $2.3 million would have been recognized in net income, instead of in other comprehensive income. The impact of this guidance on future periods is dependent on future market conditions and investment activity.

Impairment of goodwill could require charges to earnings, which could result in a negative impact on our results of operations.

Goodwill arises when a business is purchased for an amount greater than the net fair value of its assets. We recognized goodwill as an asset on our balance sheet in connection with our acquisition of Mt. Washington Co-operative Bank. We evaluate goodwill for impairment at least annually. Although we determined that goodwill was not impaired during 2016, a significant and sustained decline in our stock price, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill. If we were to conclude that a future write-down of the goodwill was necessary, then we would record the appropriate charge to earnings, which could be materially adverse to the results of operations and financial position. For further discussion of our methodology of evaluating and impairing goodwill, refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Critical Accounting Policies — Evaluation of Goodwill and Analysis for Impairment.”

The building of market share through de novo branching and expansion of our residential, commercial real estate, and commercial and industrial lending capacity could cause our expenses to increase faster than revenues.

We intend to continue to build market share in the greater Boston metropolitan area through de novo branching and expansion of our residential, commercial real estate, and commercial and industrial lending capacity. Since 2002, we have opened 18 de novo branches including the most recent two branches opened in March and December 2016. There are considerable costs involved in opening branches and expanding lending capacity that generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any such business expansion may negatively impact our earnings for some period of time until certain economies of scale are reached. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, our business expansion may not be successful after establishment.

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

Effective January 1, 2015, we became subject to more stringent capital requirements as a result of the implementation of Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares. Specifically, the Bank’s ability to pay dividends is limited if it does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders. See “Supervision and Regulation — Federal Banking Regulation — Capital Requirements.”

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The Federal Deposit Insurance Corporation and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these factors, we have a concentration in multi-family and commercial real estate lending, as such loans represent 500% of total bank capital as of December 31, 2016. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our multi-family and commercial real estate lending that would adversely affect our loan originations and profitability.

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

In 2013, the Consumer Financial Protection Bureau issued several final regulations and changes to certain consumer protections under existing laws. These final rules, most of the provisions of which became effective in 2014, generally prohibit creditors from extending mortgage loans without regard for the consumer’s ability to repay and add restrictions and requirements to mortgage origination and servicing practices. In addition, these rules limit prepayment penalties and require the creditor to retain evidence of compliance with the ability-to-repay requirement for three years. Compliance with these rules will likely increase our overall regulatory compliance costs and may require changes to our underwriting practices with respect to mortgage loans. Moreover, these rules may adversely affect the volume of mortgage loans that we underwrite and may subject us to increased potential liabilities related to such residential loan origination activities.

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

Any future action by the U.S. Congress lowering the federal corporate income tax rate and/or eliminating the federal corporate alternative minimum tax could result in the reduction of the net deferred tax asset and a corresponding charge against earnings.

The net deferred tax asset reported on the Company’s balance sheet represents the net amount of income taxes expected to be received upon the reversal of temporary differences between the bases of assets and liabilities as measured by enacted tax laws, and their bases as reported in the financial statements. As of December 31, 2016, the company’s net deferred tax asset was computed using the federal statutory rate of 35%.

The President of the United States and members of Congress have announced plans to lower the federal corporate income tax rate from its current level of 35% and to eliminate the corporate alternative minimum tax. If these plans ultimately result in the enactment of new laws lowering the corporate income tax rate and/or eliminating the corporate alternative minimum tax, the Company’s net deferred tax asset could be re-measured. This could result in a reduction of the deferred tax asset in the period of the law change and a corresponding charge against earnings.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

At December 31, 2016, we conducted business through our 31 full service offices, one mobile branch and three loan centers located in Allston, Belmont, Boston, Brookline, Cambridge, Danvers, East Boston, Revere, Somerville, South Boston, Dorchester, Jamaica Plain, West Roxbury, Everett, Medford, Melrose, Wakefield, Winthrop, Lynn, Peabody and Saugus, Massachusetts. We also operate in two administrative/support offices. We own 18 and lease 18 of our offices. At December 31, 2016, the total net book value of our land, buildings, furniture, fixtures and equipment was $41.4 million.

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

Market Information and Holders

The Company’s shares of common stock are traded on the NASDAQ Global Select Market under the symbol “EBSB.” The approximate number of shareholders of record of the Company’s common stock as of February 22, 2017 was 1,884. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table sets forth for each quarter of 2016 and 2015 the intra-day high and low sales prices per share of common stock as reported by Nasdaq and the cash dividends declared per share.

2016	High	Low	Dividends
Fourth quarter	$20.55	$15.06	$0.03
Third quarter	15.77	14.62	0.03
Second quarter	15.34	13.41	0.03
First quarter	14.36	12.28	0.03

2015	High	Low	Dividends
Fourth quarter	$14.91	$13.19	$0.03
Third quarter	13.99	12.02	0.03
Second quarter	13.66	12.15	—
First quarter	13.30	11.03	—

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

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The following table sets forth information with respect to any purchase made by or on behalf of the Company during the indicated periods:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2016	—	$—	—	794,519
November 1 – 30, 2016	116,796	$15.79	116,796	677,723
December 1 – 31, 2016	—	$—	—	677,723

Total	116,796	$15.79	116,796	677,723

(1)

In August 12, 2015, the Company’s Board of Directors voted to adopt a stock repurchase program of up to 5% of its outstanding common stock, or 2,737,334 shares of its common stock. The repurchase program has no expiration date.

Securities Authorized for Issuance under Equity Compensation Plans

Stock-based compensation awards outstanding and available for future grants as of December 31, 2016 represents stock-based compensation plans approved by stockholders. Other than our Employee Stock Ownership Plan, there are no plans that have not been approved by stockholders. Additional information is presented in Note 10, Employee Benefit Plans, in the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, within this report. Additional information regarding the Company’s equity compensation plans is included in Part III, Item 12 of this Form 10-K.

Performance Graph

The stock performance graph below compares the Company’s cumulative shareholder return on its common stock from December 31, 2011 to December 31, 2016 with the cumulative total return of the NASDAQ Composite and the SNL Bank and Thrift Composite. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for the period from the share price at the beginning of the measurement period. The return is based on an initial investment of $100.00.

Meridian Bancorp, Inc.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Meridian Bancorp, Inc.	100.00	134.78	181.37	220.65	278.51	376.22
SNL Bank and Thrift	100.00	134.28	183.86	205.25	209.39	264.35
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89

Source: SNL Financial LC, Charlottesville, VA

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial data for the Company. This information should be read in conjunction with the Consolidated Financial Statements and related notes, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appear elsewhere in this Annual Report.

	At or For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share amounts)
Financial Condition Data
Total assets	$4,436,002	$3,524,509	$3,278,526	$2,682,101	$2,278,771
Securities available for sale	67,663	141,646	203,521	201,137	262,785
Loans, net	3,898,668	3,045,242	2,648,907	2,265,400	1,786,339
Deposits	3,475,837	2,743,018	2,503,935	2,248,600	1,865,433
Borrowings	322,512	167,226	171,899	161,903	161,254
Total stockholders’ equity	607,297	588,126	577,710	249,205	233,943

Operating Data
Interest and dividend income	$149,692	$123,342	$108,679	$95,204	$84,969
Interest expense	27,137	20,451	20,513	20,135	18,945

Net interest income	122,555	102,891	88,166	75,069	66,024
Provision for loan losses	7,180	6,667	3,313	6,470	8,581

Net interest income, after provision for loan losses	115,375	96,224	84,853	68,599	57,443
Non-interest income	14,190	13,040	16,056	19,416	21,261
Non-interest expenses	77,494	72,691	67,434	64,515	59,948

Income before income taxes	52,071	36,573	33,475	23,500	18,756
Provision for income taxes	17,881	11,966	11,148	8,071	6,330

Net income	$34,190	$24,607	$22,327	$15,429	$12,426

Key Performance Ratios
Return on average assets	0.87%	0.74%	0.75%	0.62%	0.59%
Return on average equity	5.77	4.19	5.69	6.39	5.42
Interest rate spread(1)	2.99	2.97	2.88	3.00	3.16
Net interest margin(2)	3.20	3.19	3.08	3.15	3.33
Non-interest expense to average assets	1.97	2.17	2.26	2.58	2.84
Efficiency ratio(3)	57.95	64.05	68.84	76.04	77.96
Dividend payout ratio	17.91	12.77	—	—	—
Average interest-earning assets to average interest-bearing liabilities	129.95	134.63	126.57	118.30	117.32

Capital Ratios
Stockholders’ equity to total assets	13.69%	16.69%	17.62%	9.29%	10.27%
Total capital to risk weighted assets	14.95	17.48	20.34	10.77	11.93
Tier I capital to risk weighted assets	13.97	16.52	19.30	9.60	10.81
Common equity tier I capital to risk weighted assets	13.97	16.52	—	—	—
Tier I capital to average assets	13.77	16.71	17.44	8.73	9.69

Asset Quality Ratios
Allowance for loan losses/total loans	1.02%	1.08%	1.06%	1.11%	1.13%
Allowance for loan losses/non-accrual loans	298.82	106.58	90.35	61.00	51.81
Net charge-offs/average loans outstanding	0.01	0.06	0.01	0.08	0.07
Non-accrual loans/total loans	0.34	1.02	1.18	1.81	2.19
Non-performing assets/total assets	0.30	0.89	0.99	1.60	1.85

Per Share Data
Basic earnings per share	$0.67	$0.47	$0.43	$0.29	$0.23
Diluted earnings per share	0.65	0.46	0.42	0.29	0.23
Dividends per share	0.12	0.06	—	—	—
Book value per share	11.33	10.72	10.56	4.58	4.29
Tangible book value per share(4)	11.08	10.47	10.31	4.33	4.04
Market value per share	18.90	14.10	11.22	9.22	6.85
Number of shares outstanding at end of year	53,596,105	54,875,237	54,708,066	54,406,335	54,488,922

Other Data:
Number of offices	31	29	27	27	24
Number of full-time equivalent employees	462	445	431	420	415

(footnotes begin on following page)

(footnotes from previous page)

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)	Represents net interest income as a percent of average interest-earning assets.

(3)

The efficiency ratio is a non-GAAP measure representing non-interest expense divided by the sum of net interest income and non-interest income excluding gains or losses on sales of securities. The efficiency ratio is a common measure used by banks to understand expenses related to the generation of revenue. We have removed gains or losses on sales of securities as management deems them to be discretionary and not representative of operating performance.

(4)	Tangible book value per share is calculated as follows.

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share amounts)
Total stockholders’ equity	$607,297	$588,126	$577,710	$249,205	$233,943
Less: goodwill	13,687	13,687	13,687	13,687	13,687

Tangible book value	$593,610	$574,439	$564,023	$235,518	$220,256

Number of shares outstanding at end of year	53,596,105	54,875,237	54,708,066	54,406,335	54,488,922
Tangible book value per share	$11.08	$10.47	$10.31	$4.33	$4.04

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies

A summary of significant accounting policies is described in Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2016. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

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

Business Strategy

We emphasize responsive and personalized service to our customers. Due to the consolidation of financial institutions in our market, we continue to believe there is a significant opportunity for a community-focused bank to provide a full range of financial services to small and middle-market commercial and retail customers. By offering quicker decision making in the delivery of banking products and services, offering customized products where appropriate, and providing customer access to our senior managers, we distinguish ourselves from larger, regional banks operating in our market areas, while our larger capital base and product mix enable us to compete effectively against smaller banks. As a result, we believe we have a substantial opportunity to attract experienced management, loan officers and banking customers. We believe this will provide us a competitive advantage as we continue to expand into attractive, high growth markets within the Boston metropolitan area through the establishment of de novo bank branch offices, the potential acquisition of community banks and bank branches, and organic expansion where possible by growing our existing branches in their respective communities.

Our strategies center on the continued enhancement of our full-service, community-oriented Bank, including the expansion of our branch network to more adequately cover the large geography of the Boston metropolitan area. In order to realize these objectives, we are pursuing the following strategies:

Emphasizing growth in commercial lending. We have diversified our loan portfolio by increasing the percentage of our assets consisting of higher-yielding commercial and industrial loans and commercial real estate loans with higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, while still providing high quality loan products for single-family residential borrowers. We have a highly competitive suite of cash management services, technology solutions, and internal support expertise specific to the needs of our commercial business customers. Our lending staff is experienced and knowledgeable about local commercial business in our markets, enabling us to build on the relationship-style banking that is our hallmark. We also continue to review the products we offer to provide diversification of revenue sources and to enhance our customer relationships.

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

Improving profitability through geographic expansion within our market area, disciplined pricing, expense control and balance sheet management. We have achieved many milestones over the last five years as we have grown total assets to $4.434 billion at December 31, 2016 from $2.279 billion at December 31, 2012. Since 2002, we have opened 18 de novo branches, the most recent two in March and December 2016, and acquired six branch offices in our 2010 acquisition of Mt. Washington Co-operative Bank. We intend to continue our geographic expansion in the greater Boston metropolitan area by opening de novo branches in communities contiguous to those we currently serve, as opportunities present themselves in favorable locations. We have also focused significant efforts and invested heavily in our infrastructure to support future growth, creating brand awareness, competitive products and a strong and experienced workforce. We believe these initiatives have positioned us well to implement a strategy focused on improving operating efficiency and earnings growth. While we expect to continue to strive for an appropriate level of loan and deposit growth, we will keenly focus on enhancing our profitability by exercising a disciplined approach to product pricing, expense control and balance sheet mix.

Expanding our presence and market share in contiguous and nearby market areas and capturing business opportunities resulting from changes in the competitive environment. Over the last several years, our markets have been subject to large-scale consolidation of local community banks, primarily by larger, out-of-state financial institutions. We believe there is a large customer base in our market that prefers doing business with a local institution and may be dissatisfied with the service received from larger regional banks. We believe that opportunities currently exist in contiguous and nearby market areas to grow our franchise and to complement our primary market areas. In addition, by delivering high quality, customer-focused products and services, we expect to attract additional borrowers and depositors and thus increase our market share and revenue generation.

We believe the success of our strategy is evidenced by the growth of our deposits to $3.476 billion at December 31, 2016 from $1.865 billion at December 31, 2012, and net loans, which increased to $3.899 billion at December 31, 2016 from $1.786 billion at December 31, 2012. We also believe that community bank consolidation will continue to take place and further believe that, with our capital and liquidity positions, we will be positioned to take advantage of industry consolidation through de novo branching, potential acquisition of individual branches, and the potential for whole bank acquisitions. Our focus will be on the Massachusetts markets we know and understand, with a primary view toward continued growth in the Boston metropolitan area. We believe our management team’s unique understanding of the Massachusetts market facilitates our growth into locations that will provide the right complement to our existing franchise and geographic footprint.

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

Increasing core deposits through aggressive marketing and the offering of new deposit products. Deposits are our primary source of funds for investing and lending. Core deposits, which include all deposit account types except certificates of deposit, comprised 67.5% of our total deposits at December 31, 2016. We value our core deposits because they represent a lower cost of funding and are generally less sensitive to withdrawal when interest rates fluctuate as compared to certificate of deposit accounts. We market core deposits through the internet, in-branch and local mail, print and television advertising, as well as programs that link various accounts and services together, minimizing service fees. We will continue to customize existing deposit products and introduce new products to meet the needs of our customers.

Continuing to grow and diversify our sources of non-interest income. Our profits rely heavily on the spread between the interest earned on loans and securities and interest paid on deposits and borrowings. In order to decrease our reliance on interest rate spread income, we have pursued initiatives to increase non-interest income. Our focus on attaining additional deposit customer relationships and balances has enabled us to increase income from customer service fees to $8.5 million for the year ended December 31, 2016 from $7.9 million and $7.5 million for the years ended December 31, 2015 and 2014, respectively. We have also continued to generate gains from our mortgage banking activities in recent years. We also offer non-deposit financial products, including mutual funds, annuities, stocks, bonds, life insurance and long-term care insurance.

Balance Sheet Analysis

Assets. Our total assets increased $911.5 million, or 25.9%, to $4.436 billion at December 31, 2016 from $3.525 billion at December 31, 2015. Net loans increased $853.4 million, or 28.0%, to $3.899 billion at December 31, 2016 from $3.045 billion at December 31, 2015. Cash and due from banks increased $140.1 million, or 145.3%, to $236.4 million at December 31, 2016 from $96.4 million at December 31, 2015. Certificates of deposit decreased $18.7 million, or 18.9%, to $80.3 million at December 31, 2016 from $99.1 million at December 31, 2015, primarily due to maturities of $99.2 million, partially offset by purchases of $80.4 million. Securities available for sale decreased $74.0 million, or 52.2%, to $67.7 million at December 31, 2016 from $141.6 million at December 31, 2015.

Loan Portfolio Analysis. At December 31, 2016, net loans were $3.899 billion, or 87.9% of total assets. During the year ended December 31, 2016, net loans increased $853.4 million, or 28.0%. Loan originations totaled $1.627 billion during the year ended December 31, 2016. The increase in net loans consisted of $448.2 million in commercial real estate loans, $145.6 million in multi-family loans, $115.4 million in commercial and industrial loans and $81.2 million in construction loans and $74.0 million in one- to four-family loans. These net changes reflect reclassifications during the third quarter of $44.3 million in multi-family loans and $34.5 million in commercial real estate loans to one- to four-family loans in accordance with regulatory guidance.

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

	At December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$532,450	13.5%	$458,423	14.9%	$468,560	17.5%	$454,148	19.8%	$443,228	24.5%
Multi-family	562,948	14.3	417,388	13.5	409,675	15.3	288,172	12.6	178,948	9.9
Home equity lines of credit	42,913	1.1	46,660	1.5	50,091	1.9	54,499	2.4	60,907	3.4
Commercial real estate	1,776,601	45.1	1,328,344	43.1	1,145,820	42.8	1,032,408	45.0	795,642	44.0
Construction	502,753	12.8	421,531	13.7	265,980	9.9	208,799	9.1	173,255	9.6

Total real estate loans	3,417,665	86.8	2,672,346	86.7	2,340,126	87.4	2,038,026	88.9	1,651,980	91.4
Commercial and industrial	515,430	13.0	400,051	13.0	330,813	12.3	247,005	10.8	147,814	8.2
Consumer	9,712	0.2	10,028	0.3	8,772	0.3	7,225	0.3	7,143	0.4

Total loans	3,942,807	100.0%	3,082,425	100.0%	2,679,711	100.0%	2,292,256	100.0%	1,806,937	100.0%

Allowance for loan losses	(40,149)		(33,405)		(28,469)		(25,335)		(20,504)
Net deferred loan origination costs (fees)	(3,990)		(3,778)		(2,335)		(1,521)		(94)

Loans, net	$3,898,668		$3,045,242		$2,648,907		$2,265,400		$1,786,339

Loan Maturity. The following table sets forth certain information at December 31, 2016 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude net deferred loan origination fees. Our adjustable-rate mortgage loans generally do not provide for downward adjustments below the initial discounted contract rate, other than declines due to a decline in the index rate.

	December 31, 2016
	Real estate	Commercial and industrial	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$208,336	$40,990	$533	$249,859
More than one to five years	400,230	34,369	9,179	443,778
More than five to ten years	624,230	57,484	—	681,714
More than ten years	2,184,869	382,587	—	2,567,456

Total	$3,417,665	$515,430	$9,712	$3,942,807

	December 31, 2016
	Real estate	Commercial and industrial	Consumer	Total
	(In thousands)
Interest rate terms on amounts due after one year:
Fixed-rate loans	$670,366	$79,472	$9,179	$759,017
Adjustable-rate loans	2,538,964	394,967	—	2,933,931

Total	$3,209,330	$474,439	$9,179	$3,692,948

At December 31, 2016, our loan portfolio consisted of $851.6 million of fixed-rate loans and $3.091 billion of adjustable-rate loans.

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

Delinquencies. Total past due loans decreased $17.2 million, or 62.2%, to $10.4 million at December 31, 2016 from $27.6 million at December 31, 2015, reflecting decreases of $16.8 million in loans 90 days or greater past due and $373,000 in loans 30 to 89 days past due. The decrease in loans 90 days or greater past due was primarily due to the sale at foreclosure during the third quarter of 2016 of a property securing an $11.5 million multi-family construction loan in Boston that was originally placed on non-accrual status during the second quarter of 2015, along with surplus sale proceeds on completed foreclosures on other collateral properties used to pay down the loan during the year ended December 31, 2016. Additional reductions were also made across all categories of loans 90 days or greater past due. At December 31, 2016 and 2015, non-accrual loans exceeded loans 90 days or greater past due primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected and certain loans remain on non-accrual status until they attain a sustained payment history of six consecutive months.

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including troubled debt restructurings (“TDRs”) on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At December 31, 2016 and 2015, we did not have any accruing loans past due 90 days or greater. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $2.0 million at December 31, 2016. The following table provides information with respect to our non-performing assets at the dates indicated.

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One- to four-family	$8,487	$9,264	$14,649	$17,622	$18,870
Multi-family	—	—	—	—	976
Home equity lines of credit	674	1,763	2,277	2,689	2,674
Commercial real estate	2,807	3,663	5,311	8,972	8,844
Construction	815	15,849	8,417	11,298	7,785

Total real estate loans	12,783	30,539	30,654	40,581	39,149
Commercial and industrial	653	805	855	949	424

Total non-accrual loans(1)	13,436	31,344	31,509	41,530	39,573
Foreclosed assets	—	—	1,046	1,390	2,604

Total non-performing assets	$13,436	$31,344	$32,555	$42,920	$42,177

Non-accrual loans to total loans	0.34%	1.02%	1.18%	1.81%	2.19%
Non-accrual loans to total assets	0.30%	0.89%	0.96%	1.55%	1.74%
Non-performing assets to total assets	0.30%	0.89%	0.99%	1.60%	1.85%

(1)

TDRs on accrual status not included above totaled $13.3 million at December 31, 2016, $14.2 million at December 31, 2015, $14.5 million at December 31, 2014, $4.1 million at December 31, 2013 and $6.8 million at December 31, 2012.

Non-performing assets were $13.4 million or 0.30% of total assets, at December 31, 2016, compared to $31.3 million, or 0.89% of total assets, at December 31, 2015. We recognized $467,000 of interest income on non-accrual loans for the year ended December 31, 2016. Additional interest income that would have been recorded for the year ended December 31, 2016 had non-accruing loans been current according to their original terms amounted to $236,000.

Non-accrual loans decreased $17.9 million, or 57.1%, to $13.4 million, or 0.34% of total loans outstanding at December 31, 2016, from $31.3 million, or 1.02% of total loans outstanding at December 31, 2015. The reduction in non-accrual loans was primarily due to the sale at foreclosure during the third quarter of 2016 of a property securing an $11.5 million multi-family construction loan in Boston that was originally placed on non-accrual status during the second quarter of 2015, along with surplus sale proceeds on completed foreclosures on other collateral properties used to pay down the loan during the year ended December 31, 2016. Additional reductions were also made across all categories of non-accrual loans.

Achieving and maintaining a moderate risk profile by aggressively managing troubled assets has been and will continue to be a primary focus for us. At December 31, 2016, our allowance for loan losses was $40.1 million, or 1.02% of total loans and 298.82% of non-accrual loans, compared to $33.4 million, or 1.08% of total loans and 106.58% of non-accrual loans at December 31, 2015. We increased our allowance primarily as a result of growth in the loan portfolio, and in particular commercial loans, and changes in the composition of the loan portfolio. Included in our allowance at December 31, 2016 was a general component of $40.0 million, which is based upon our evaluation of various factors relating to loans not deemed to be impaired. We continue to believe our level of non-performing loans and assets, which declined significantly during the past two years, is manageable and we believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

The Company did not hold any foreclosed real estate at December 31, 2016 and 2015. We continue to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures.

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

The following table summarizes our TDRs at the dates indicated.

	At December 31,
	2016	2015	2014	2013	2012
	(In thousands)
TDRs on accrual status:
One- to four-family	$2,219	$2,621	$2,946	$2,588	$1,992
Multi-family	1,359	1,402	1,443	109	110
Home equity lines of credit	18	18	20	21	22
Commercial real estate	9,460	9,968	9,950	1,368	1,393
Construction	174	174	121	—	3,319
Commercial and industrial	27	33	—	—	—

Total TDRs on accrual status	13,257	14,216	14,480	4,086	6,836

TDRs on non-accrual status:
One- to four-family	1,123	1,261	1,469	1,500	2,493
Commercial real estate	—	528	283	4,309	4,466
Construction	—	1,136	6,496	9,489	3,838
Commercial and industrial	—	186	186	192	—

Total TDRs on non-accrual status	1,123	3,111	8,434	15,490	10,797

Total TDRs	$14,380	$17,327	$22,914	$19,576	$17,633

Total TDRs decreased $2.9 million, or 17.0%, to $14.4 million at December 31, 2016 from $17.3 million at December 31, 2015, due to decreases of $959,000 in TDRs on accrual status and $2.0 million in TDRs on non-accrual status reflecting principal paydowns. Modifications of TDRs consist of rate reductions, loan term extensions or provisions for interest-only payments for specified periods up to 12 months. We have generally been successful with the concessions we have offered to borrowers to date. We generally return TDRs to accrual status when they have sustained payments for six consecutive months based on the restructured terms and future payments are reasonably assured. We recognized $623,000 of interest income on TDRs for the year ended December 31, 2016. Interest income that would have recorded for the year ended December 31, 2016 had TDRs on non-accrual status been current according to their original terms amounted to $5,000.

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

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. These other potential problem loans are generally loans classified as “substandard” or 5-rated loans in accordance with our nine-grade internal loan rating system that is consistent with guidelines established by banking regulators. At December 31, 2016, other potential problem loans totaled $8.1 million, including $3.9 million of multi-family loans and $1.2 million of construction loans and $3.0 million of commercial and industrial loans.

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

Changes in the allowance for loan losses during the years indicated were as follows:

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Beginning balance	$33,405	$28,469	$25,335	$20,504	$13,053
Provision for loan losses	7,180	6,667	3,313	6,470	8,581
Charge-offs:
One- to four-family	—	165	54	531	599
Multi-family	—	—	—	96	72
Home equity lines of credit	—	60	5	—	52
Commercial real estate	—	—	116	—	719
Construction	486	2,287	71	1,362	398
Commercial and industrial	49	36	72	288	—
Consumer	302	306	187	283	164

Total charge-offs	837	2,854	505	2,560	2,004

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Recoveries:
One- to four-family	—	116	67	232	326
Multi-family	—	—	—	—	28
Commercial real estate	—	18	30	—	227
Construction	230	881	137	555	242
Commercial and industrial	60	1	8	24	11
Consumer	111	107	84	110	40

Total recoveries	401	1,123	326	921	874

Net charge-offs	(436)	(1,731)	(179)	(1,639)	(1,130)

Ending balance	$40,149	$33,405	$28,469	$25,335	$20,504

Allowance to non-accrual loans	298.82%	106.58%	90.35%	61.00%	51.81%
Allowance to total loans outstanding	1.02%	1.08%	1.06%	1.11%	1.13%
Net charge-offs to average loans outstanding	0.01%	0.06%	0.01%	0.08%	0.07%

Our provision for loan losses was $7.2 million for the year ended December 31, 2016 compared to $6.7 million for the year ended December 31, 2015 and $3.3 million for the year ended December 31, 2014. The changes in the provision for loan losses were based on management’s assessment of loan portfolio growth and composition changes, historical charge-off trends, an ongoing evaluation of credit quality and current economic conditions. The changes also reflected provisions and charge-offs of $486,000 on a multi-family construction loan relationship when the property was sold at foreclosure during the third quarter of 2016 and $2.3 million when the loan was placed on non-accrual during the second quarter of 2015. The increases in the allowance for loan losses at December 31, 2016, 2015 and 2014 were primarily due to increases in the multi-family, commercial real estate, construction, and commercial and industrial loan categories; as such loans have higher inherent credit risk than loan in our residential real estate loan categories. We continue to assess the adequacy of our allowance for loan losses in accordance with established policies.

The following tables set forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	At December 31,
	2016			2015			2014
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$1,367	3.4%	13.5%	$1,354	4.1%	14.9%	$1,849	6.5%	17.5%
Multi-family	4,514	11.2	14.3	3,385	10.1	13.5	3,635	12.8	15.3
Home equity lines of credit	73	0.2	1.1	144	0.4	1.5	100	0.4	1.9
Commercial real estate	18,725	46.7	45.1	14,497	43.4	43.1	13,000	45.6	42.8
Construction	8,931	22.2	12.8	8,313	24.9	13.7	5,155	18.1	9.9

Total real estate loans	33,610	83.7	86.8	27,693	82.9	86.7	23,739	83.4	87.4
Commercial and industrial	6,452	16.1	13.0	5,620	16.8	13.0	4,633	16.3	12.3
Consumer	87	0.2	0.2	92	0.3	0.3	97	0.3	0.3

Total loans	$40,149	100.0%	100.0%	$33,405	100.0%	100.0%	$28,469	100.0%	100.0%

	At December 31,
	2013			2012
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$1,991	7.9%	19.8%	$2,507	12.2%	24.5%
Multi-family	2,419	9.5	12.6	1,431	7.0	9.9
Home equity lines of credit	155	0.6	2.4	226	1.1	3.4
Commercial real estate	12,831	50.6	45.0	10,405	50.8	44.0
Construction	4,374	17.3	9.1	3,656	17.8	9.6

Total real estate loans	21,770	85.9	88.9	18,225	88.9	91.4
Commercial and industrial	3,433	13.6	10.8	2,174	10.6	8.2
Consumer	132	0.5	0.3	105	0.5	0.4

Total loans	$25,335	100.0%	100.0%	$20,504	100.0%	100.0%

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

We had impaired loans totaling $8.4 million and $23.5 million as of December 31, 2016 and 2015, respectively. At December 31, 2016, impaired loans totaling $1.9 million had a valuation allowance of $186,000. Impaired loans totaling $2.6 million had a valuation allowance of $274,000 at December 31, 2015. Our average investment in impaired loans was $19.2 million and $28.7 million for the years ended December 31, 2016 and 2015, respectively.

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

Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral-dependent as of December 31, 2016 and considered any probable loss in determining the allowance for loan losses.

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

Securities Portfolio

At December 31, 2016, our securities portfolio was $67.7 million, or 1.5% of total assets. During the year ended December 31, 2016, the securities portfolio decreased $74.0 million, or 52.2%, primarily due to $56.4 million in maturities, calls and principal payments and $38.4 million in sales, partially offset by $12.0 million in purchases and $6.4 million in market value appreciation. At December 31, 2016, the securities portfolio consisted of $21.6 million, or 32.0%, in debt securities and $46.0 million, or 68.0%, in marketable equity securities. The debt securities within the portfolio are corporate bonds, government-sponsored enterprises, municipal bonds and mortgage-backed securities issued by government-sponsored enterprises and private companies. Included in marketable equity securities are common stocks and money market mutual funds. We purchase marketable equity securities with the intent to generate long-term capital gains through purchasing investment grade dividend paying securities in companies with relatively low long-term debt and a history of sustained earnings and above-average growth. We typically initiate a securities position based on market opportunities. Refer to Note 2, Securities Available for Sale, in Notes to the Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data within this report for more detail regarding industry concentrations in our securities portfolio.

The following table sets forth the amortized cost and fair value of our securities, all of which at the dates indicated were available for sale.

	At December 31,
	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities:
Corporate bonds	$13,988	$14,005	$29,429	$29,499	$48,793	$49,455
Government-sponsored enterprises	—	—	11,000	10,962	34,548	34,200
Municipal bonds	1,202	1,219	4,326	4,415	5,441	5,623
Residential mortgage-backed securities:
Government-sponsored enterprises	5,284	5,606	6,948	7,381	8,754	9,340
Private label	779	801	878	904	1,410	1,496
U.S. treasury securities	—	—	24,996	24,934	24,991	24,937

Total debt securities	21,253	21,631	77,577	78,095	123,937	125,051
Marketable equity securities:
Common stocks	42,770	46,030	65,683	62,406	52,917	57,445
Money market mutual funds	2	2	1,193	1,145	21,060	21,025

Total marketable equity securities	42,772	46,032	66,876	63,551	73,977	78,470

Total	$64,025	$67,663	$144,453	$141,646	$197,914	$203,521

At December 31, 2016, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the stated maturities and weighted average yields of the securities at December 31, 2016.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Debt securities:
Corporate bonds	$13,988	1.72%	$—	—%	$—	—%	$—	—%	$13,989	1.72%
Municipal bonds	480	3.49	722	3.53	—	—	—	—	1,202	3.51
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	1	9.67	709	4.52	4,575	4.24	5,284	4.28
Private label	—	—	—	—	—	—	779	5.40	779	5.40

Total debt securities	$14,468	1.78%	$723	3.54%	$709	4.52%	$5,354	4.41%	$21,254	2.59%

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

At December 31, 2016, 19 marketable equity securities with a fair value of $12.2 million had gross unrealized losses totaling $1.3 million, or an aggregate depreciation of 9.6% from the Company’s cost basis. These marketable equity securities consisted of nine securities with a fair value of $6.0 million and a gross unrealized loss of $507,000 for less than 12 months and 10 securities with a fair value of $6.2 million and a gross unrealized loss of $794,000 for 12 months or longer. The marketable equity securities in a gross unrealized loss position for 12 months or longer were comprised of three securities in the basic materials sector with a fair value of $1.6 million and a gross unrealized loss of $232,000, three marketable equity securities in the consumer products and services sector with a fair value of $1.6 million and a gross unrealized loss of $145,000, two securities in the healthcare sector with a fair value of $1.4 million and a gross unrealized loss of $197,000 and two securities in the technology sector with a fair value of $1.7 million and a gross unrealized loss of $220,000.

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

Deposits

Deposits are a major source of our funds for lending and other investment purposes. Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Our deposit base is comprised of demand, NOW, money market, regular savings and other deposits, and certificates of deposit, which include brokered certificates of deposit. We consider demand, NOW, money market, and regular savings and other deposits to be core deposits. Total deposits increased $732.8 million, or 26.7%, to $3.476 billion at December 31, 2016 from $2.743 billion at December 31, 2015. Our continuing focus on the acquisition and expansion of core deposit relationships resulted in net growth in core deposits of $493.2 million, or 26.6%, to $2.348 billion, or 67.5% of total deposits.

The following table sets forth the average balances of deposits for the years indicated.

	Years Ended December 31,
	2016			2015			2014
	Average Balance	Average Rate	Percent of Total Deposits	Average Balance	Average Rate	Percent of Total Deposits	Average Balance	Average Rate	Percent of Total Deposits
	(Dollars in thousands)
Demand deposits	$382,644	—%	12.3%	$335,060	—%	13.5%	$302,417	—%	11.4%
NOW deposits	469,103	0.64	18.1	295,958	0.58	12.2	249,919	0.60	11.8
Money market deposits	857,952	0.82	28.2	928,712	0.83	31.4	879,211	0.89	37.6
Regular savings and other deposits	296,951	0.14	8.8	281,389	0.16	10.5	267,145	0.26	10.9
Certificates of deposit	1,042,425	1.31	32.6	745,866	1.16	32.4	678,443	1.19	28.3

Total	$3,049,075	0.79%	100.0%	$2,586,985	0.76%	100.0%	$2,377,135	0.76%	100.0%

The following table indicates the amount of the certificates of deposits of $100,000 or more by time remaining until maturity as of December 31, 2016.

Certificates of Deposit
(In thousands)
Maturity Period:
Three months or less	$81,275
Over three through six months	80,249
Over six through twelve months	144,811
Over twelve months	315,049

Total	$621,384

Borrowings

We use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for loans and investments. At December 31, 2016 and 2015, Federal Home Loan Bank of Boston advances totaled $322.5 million and $167.2 million, respectively, with a weighted average rate of 1.01% and 1.20%, respectively. Total borrowings increased $155.3 million, or 92.9%, during the year ended December 31, 2016, reflecting a $175.3 million increase in long-term advances, partially offset by a $20.0 million decrease in short-term advances. The Bank entered into long-term advances with the Federal Home Loan Bank of Boston totaling $220.0 million with original terms ranging from two to 15 years and initial interest rates ranging from 0.03% to 2.10% during the year ended December 31, 2016. The maturing advances with the Federal Home Loan Bank of Boston totaled $44.7 million and consisted of a short-term advance totaling $20.0 million with an original term of one month and a fixed interest rate of 0.57% and long-term advances totaling $44.7 million with original terms ranging from two to 10 years and fixed interest rates ranging from of 0.65% to 3.99% during the year ended December 31, 2016. At December 31, 2016, we also had an available line of credit of $9.4 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily, none of which was outstanding at that date.

Information relating to borrowings is detailed in the following table.

	Years Ended December 31,
	2016	2015
	(Dollars in thousands)
Balance outstanding at end of period	$322,512	$167,226
Average amount outstanding during the period	$277,586	$146,364
Weighted average interest rate during the period	1.09%	1.35%
Maximum outstanding at any month end	$329,551	$167,226
Weighted average interest rate at end of period	1.26%	1.20%

Stockholders’ Equity

Total stockholders’ equity increased $19.2 million, or 3.3%, to $607.3 million at December 31, 2016, from $588.1 million at December 31, 2015. The increase for the year ended December 31, 2016 was due primarily to $34.2 million in net income, $6.0 million related to stock-based compensation plans and $3.9 million in accumulated other comprehensive income, reflecting an increase in the fair value of available-for-sale securities, partially offset by a $18.8 million reduction in additional paid-in-capital resulting from the Company’s repurchase of 1,337,507 shares of the Company’s common stock and four quarterly dividends of $0.03 per share totaling $6.1 million. Stockholders’ equity to assets was 13.69% at December 31, 2016, compared to 16.69% at December 31, 2015. Book value per share increased to $11.33 at December 31, 2016 from $10.72 at December 31, 2015. At December 31, 2016, the Company and the Bank continued to exceed all regulatory capital requirements.

Results of Operations for the Years Ended December 31, 2016, 2015 and 2014

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

Net income information is as follows:

	Years Ended December 31,			Change 2016/2015		Change 2015/2014
	2016	2015	2014	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Net interest income	$122,555	$102,891	$88,166	$19,664	19.1%	$14,725	16.7%
Provision for loan losses	7,180	6,667	3,313	513	7.7	3,354	101.2
Non-interest income	14,190	13,040	16,056	1,150	8.8	(3,016)	(18.8)
Non-interest expenses	77,494	72,691	67,434	4,803	6.6	5,257	7.8
Net income	34,190	24,607	22,327	9,583	38.9	2,280	10.2
Basic earnings per share	0.67	0.47	0.43	0.20	41.2	0.04	9.4
Diluted earnings per share	0.65	0.46	0.42	0.19	41.1	0.04	9.6
Return on average assets	0.87%	0.74%	0.75%	0.13%	17.6	(0.01)%	(1.3)
Return on average equity	5.77%	4.19%	5.69%	1.58%	37.7	(1.50)%	(26.4)

Net Interest Income.

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

	Years Ended December 31,
	2016			2015			2014
	Average Balance	Interest (1)	Yield/ Cost (1)	Average Balance	Interest (1)	Yield/ Cost (1)	Average Balance	Interest (1)	Yield/ Cost (1)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$3,495,088	$150,182	4.30%	$2,801,970	$121,859	4.35%	$2,427,538	$106,519	4.39%
Securities and certificates of deposits	183,828	3,629	1.97	268,398	4,719	1.76	188,543	4,732	2.51
Other interest-earning assets (3)	146,786	1,147	0.78	158,463	724	0.46	249,482	747	0.30

Total interest-earning assets	3,825,702	154,958	4.05	3,228,831	127,302	3.94	2,865,563	111,998	3.91

Noninterest-earning assets	116,985			114,081			113,464

Total assets	$3,942,687			$3,342,912			$2,979,027

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$469,103	2,988	0.64	$295,958	1,709	0.58	$249,919	1,489	0.60
Money market deposits	857,952	7,025	0.82	928,712	7,663	0.83	879,211	7,812	0.89
Regular savings and other deposits	296,951	424	0.14	281,389	459	0.16	267,145	690	0.26
Certificates of deposit	1,042,425	13,687	1.31	745,866	8,648	1.16	678,443	8,050	1.19

Total interest-bearing deposits	2,666,431	24,124	0.90	2,251,925	18,479	0.82	2,074,718	18,041	0.87
Borrowings	277,586	3,013	1.09	146,364	1,972	1.35	189,247	2,472	1.31

Total interest-bearing liabilities	2,944,017	27,137	0.92	2,398,289	20,451	0.85	2,263,965	20,513	0.91

Noninterest-bearing demand deposits	382,644			335,060			302,417
Other noninterest-bearing liabilities	23,879			22,605			20,325

Total liabilities	3,350,540			2,755,954			2,586,707
Total stockholders’ equity	592,147			586,958			392,320

Total liabilities and stockholders’ equity	$3,942,687			$3,342,912			$2,979,027

Net interest-earning assets	$881,685			$830,542			$601,598

Fully tax-equivalent net interest income		127,821			106,851			91,485
Less: tax-equivalent adjustments		(5,266)			(3,960)			(3,319)

Net interest income		$122,555			$102,891			$88,166

Interest rate spread (1)(4)			3.13%			3.09%			3.00%
Net interest margin (1)(5)			3.34%			3.31%			3.19%
Average interest-earning assets to average interest-bearing liabilities		129.95%			134.63%			126.57%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$3,049,075	$24,124	0.79%	$2,586,985	$18,479	0.71%	$2,377,135	$18,041	0.76%
Total deposits and borrowings, including noninterest-bearing demand deposits	$3,326,661	$27,137	0.82%	$2,733,349	$20,451	0.75%	$2,566,382	$20,513	0.80%

(footnotes begin on following page)

(footnotes from previous page)

(1)

Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, as well as resulting yields, interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the years ended December 31, 2016, 2015 and 2014, yields on loans before tax-equivalent adjustments were 4.16%, 4.23% and 4.28%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 1.63%, 1.50% and 2.18%, respectively, and yield on total interest-earning assets before tax-equivalent adjustments were 3.91%, 3.82% and 3.79%, respectively. Interest rate spread before tax-equivalent adjustments for the years ended December 31, 2016, 2015 and 2014 was 2.99%, 2.97% and 2.88%, respectively, while net interest margin before tax-equivalent adjustments for the years ended December 31, 2016, 2015 and 2014 was 3.20%, 3.19% and 3.08%, respectively.

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

	Years Ended December 31, 2016 Compared to 2015 Increase (Decrease) Due to			Years Ended December 31, 2015 Compared to 2014 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:
Loans	$29,800	$(1,477)	$28,323	$16,292	$(952)	$15,340
Securities and certificates of deposit	(1,618)	528	(1,090)	1,653	(1,666)	(13)
Other interest-earning assets	(57)	480	423	(331)	308	(23)

Total	28,125	(469)	27,656	17,614	(2,310)	15,304
Interest expense:
Deposits	4,312	1,333	5,645	1,513	(1,075)	438
Borrowings	1,486	(445)	1,041	(575)	75	(500)

Total	5,798	888	6,686	938	(1,000)	(62)

Change in fully tax-equivalent net interest income	$22,327	$(1,357)	$20,970	$16,676	$(1,310)	$15,366

The net interest rate spread and net interest margin on a tax-equivalent basis were 3.13% and 3.34%, respectively, for the year ended December 31, 2016 compared to 3.09% and 3.31%, respectively, for the year ended December 31, 2015. The increase in net interest income was due primarily to loan growth, partially offset by growth in total deposits and borrowings for the year ended December 31, 2016 compared to the same period in 2015.

The Company’s yield on interest-earning assets on a tax-equivalent basis increased 11 basis points to 4.05% for the year ended December 31, 2016 compared to 3.94% for the year ended December 31, 2015, while the total cost of funds increased seven basis points to 0.82% for the year ended December 31, 2016 compared to 0.75% for the year ended December 31, 2015. The increase in interest income was primarily due to growth in the Company’s average loan balances of $693.1 million, or 24.7%, to $3.495 billion, partially offset by a decrease in the yield on loans on a tax-equivalent basis of five basis points to 4.30% for the year ended December 31, 2016 compared to 4.35% for the year ended December 31, 2015. The increase in interest expense on deposits was primarily due to the growth in average total deposits of $462.1 million, or 17.9%, to $3.049 billion and an increase in the cost of average total deposits of eight basis points to 0.79% for the year ended December 31, 2016 compared to 0.71% for the year ended December 31, 2015. The increase in interest expense on borrowings was primarily due to the increase in average borrowings of $131.2 million, or 89.7%, to $277.6 million, partially offset by a decrease in the cost of average borrowings of 26 basis points to 1.09% for the year ended December 31, 2016 compared to 1.35% for the year ended December 31, 2015.

The net interest rate spread and net interest margin on a tax-equivalent basis were 3.09% and 3.31%, respectively, for the year ended December 31, 2015 compared to 3.00% and 3.19%, respectively, for the year ended December 31, 2014. The increase in net interest income was due primarily to loan growth along with declines in the cost of funds, partially offset by deposit growth for the year ended December 31, 2015.

The Company’s yield on interest-earning assets on a tax-equivalent basis increased three basis points to 3.94% for the year ended December 31, 2015 compared to 3.91% for the year ended December 31, 2014, while the cost of funds declined five basis points to 0.75% for the year ended December 31, 2015 compared to 0.80% for the year ended December 31, 2014. The increase in interest income was primarily due to growth in the Company’s average loan balances of $374.4 million, or 15.4%, to $2.802 billion, partially offset by a decrease in the yield on loans on a tax-equivalent basis of four basis points to 4.35% for the year ended December 31, 2015 compared to 4.39% for the year ended December 31, 2014. The increase in interest expense on deposits was primarily due to the growth in average total deposits of $209.9 million, or 8.8%, to $2.587 billion, partially offset by the decline in the cost of average total deposits of five basis points to 0.71% for the year ended December 31, 2015 compared to 0.76% for the year ended December 31, 2014. The decrease in interest expense on borrowings was primarily due to the reduction in average borrowings of $42.9 million, or 22.7%, to $146.4 million, partially offset by an increase in the cost of average borrowings of four basis points to 1.35% for the year ended December 31, 2015 compared to 1.31% for the year ended December 31, 2014.

Provision for Loan Losses. Our provision for loan losses was $7.2 million for the year ended December 31, 2016 compared to $6.7 million and $3.3 million for the years ended December 31, 2015 and 2014, respectively. For further discussion of the changes in the provision and allowance for loan losses, refer to “Asset Quality — Allowance for Loan Losses.”

Non-Interest Income. Non-interest income information is as follows:

	Years Ended December 31,			Change 2016/2015		Change 2015/2014
	2016	2015	2014	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Customer service fees	$8,484	$7,923	$7,492	$561	7.1%	$431	5.8%
Loan fees	865	917	591	(52)	(5.7)	326	55.2
Mortgage banking gains, net	573	535	532	38	7.1	3	0.6
Gain on sales of available for sale securities, net	3,020	2,432	6,258	588	24.2	(3,826)	(61.1)
Income from bank-owned life insurance	1,188	1,225	1,165	(37)	(3.0)	60	5.2
Other income	60	8	18	52	650.0	(10)	(55.6)

Total non-interest income	$14,190	$13,040	$16,056	$1,150	8.8%	$(3,016)	(18.8)%

The increase in customer service fees for the year ended December 31, 2016 was primarily due to the growth in checking accounts. The increase in gain on sales of available for sale securities, net, reflected an increase in proceeds from sales of marketable equity securities during the year ended December 31, 2016 compared to the year ended December 31, 2015.

For the year ended December 31, 2015, the increase in customer service fees was primarily due to interchange fees earned as a result of increased checking accounts. The increase in loan fees reflected loan growth during 2015. The decrease in gain on sales of securities, net, reflected a decrease in the number and prices of marketable equity securities sold during the year ended December 31, 2015 compared to the year ended in December 31, 2014.

Non-Interest Expense. Non-interest expense information is as follows:

	Years Ended December 31,			Change 2016/2015		Change 2015/2014
	2016	2015	2014	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$48,828	$44,737	$41,407	$4,091	9.1%	$3,330	8.0%
Occupancy and equipment	10,809	9,876	9,258	933	9.4	618	6.7
Data processing	5,135	5,204	4,516	(69)	(1.3)	688	15.2
Marketing and advertising	3,217	3,715	2,901	(498)	(13.4)	814	28.1
Professional services	2,965	2,633	2,469	332	12.6	164	6.6
Deposit insurance	2,037	1,989	2,131	48	2.4	(142)	(6.7)
Other general and administrative	4,503	4,537	4,752	(34)	(0.7)	(215)	(4.5)

Total non-interest expenses	$77,494	$72,691	$67,434	$4,803	6.6%	$5,257	7.8%

The increase in salaries and employee benefits expenses for the year ended December 31, 2016 was primarily due to annual increases in employee compensation and health benefits, and expenses associated with the November 2015 grant of restricted stock and stock options to the Company’s directors, officers and employees. In addition, increases in salaries and employee benefits expenses and occupancy and equipment expenses reflect costs associated with two new branches opened during 2016. The decrease in marketing and advertising expenses reflected lower advertising production and direct mail costs and cost savings associated with the 2015 rebranding of the former Mt. Washington Bank Division into the East Boston Savings Bank brand. The increase in professional services reflected costs associated with regulatory compliance initiatives undertaken during the year. The Company’s efficiency ratio improved to 57.95% for the year ended December 31, 2016 from 64.05% for the year ended December 31, 2015.

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

Income Tax Provision. We recorded a provision for income taxes of $17.9 million for the year ended December 31, 2016, reflecting an effective tax rate of 34.3%, compared to $12.0 million, or a 32.7% effective tax rate, for the year ended December 31, 2015 and $11.1 million, reflecting an effective tax rate of 33.3%, for the year ended December 31, 2014. The changes in the income tax provision and effective tax rate were primarily due to changes in the components of pre-tax income.

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

Increase (Decrease) in Market Interest Rates	December 31, 2016			December 31, 2015
	Amount	Change	Percent	Amount	Change	Percent
	(Dollars in thousands)
300	$115,819	$(17,805)	(13.32)%	$109,496	$(15,465)	(12.38)%
Flat	133,624			124,961
-100	131,636	(1,988)	(1.49)	125,171	210	0.17

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

Our most liquid assets are cash and due from banks, and certificates of deposit with other banks. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2016, cash and due from banks totaled $236.4 million and certificates of deposit totaled $80.3 million. In addition, at December 31, 2016, we had $222.8 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $9.4 million line of credit. On December 31, 2016, we had $322.5 million of advances outstanding. We periodically pledge additional multi-family and commercial real estate loans held in the Bank’s portfolio as qualified collateral to increase our borrowing capacity with the FHLB.

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

A significant use of our liquidity is the funding of loan originations. At December 31, 2016 and 2015, we had total loan commitments outstanding of $1.178 billion and $997.3 million, respectively. Historically, many of the commitments expire without being fully drawn; therefore the total amount of commitments does not necessarily represent future cash requirements. For further information, see Note 9 of the notes to the consolidated financial statements.

Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of December 31, 2016 totaled $539.9 million, or 47.9% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained with us. We have the ability to attract and retain deposits by adjusting the interest rates offered and accept brokered certificates of deposit when it is deemed cost effective.

Meridian Bancorp, Inc. is a separate legal entity from East Boston Savings Bank and it must provide for its own liquidity to pay dividends and repurchase its common stock and for other corporate purposes. Meridian Bancorp, Inc.’s primary source of liquidity is proceeds from the 2014 second-step offering, which may be augmented by dividend payments from East Boston Savings Bank.

The ability of East Boston Savings Bank to pay dividends is subject to regulatory requirements. At December 31, 2016, Meridian Bancorp, Inc. (on an unconsolidated basis) had cash and cash equivalents, certificates of deposit and securities available for sale totaling $119.9 million.

The net proceeds from the stock offering significantly increased our liquidity and capital resources. Over time, our level of liquidity may be reduced as the net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations are expected to be enhanced and result in increases in net interest-earning assets and net interest income. However, due to the increase in equity from the stock offering proceeds, our return on equity has initially been lower but is expected to increase over time.

Contractual Obligations. The following table presents our contractual obligations as of December 31, 2016.

	Payments Due by Period
	Total	Up to One Year	More than One Year to Three Years	More than Three Years to Five Years	More Than Five Years
	(Dollars in thousands)
Contractual obligations:
Long-term debt obligations	$322,512	$89,632	$47,891	$74,989	$110,000
Operating lease obligations	14,993	1,797	3,194	2,723	7,279
Data processing agreement (1)	21,635	4,327	8,654	8,654	—

Total	$359,140	$95,756	$59,739	$86,366	$117,279

(1) Estimated payments subject to change based on transaction volume.

Capital Management. Both the Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2016, both the Company and the Bank exceeded all of their respective regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation — Federal Bank Regulation — Capital Requirements,” “Regulatory

Capital Compliance” and Note 11, Stockholders’ Equity, “Minimum Regulatory Capital Requirements” in Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, within this report.

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

As of December 31, 2016, the Company had repurchased 2,059,611 shares of its stock at an average price of $13.71 per share, or 75.2% of the 2,737,334 shares authorized for repurchase under the Company’s repurchase program. For the year ended December 31, 2016, the Company’s Board of Directors declared four quarterly cash dividends of $0.03 per common share on March 1, 2016, June 1, 2016, September 1, 2016 and December 1, 2016.

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

For the year ended December 31, 2016, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Meridian Bancorp, Inc. and subsidiaries (the “Company”), is responsible for establishing and maintaining effective internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, utilizing the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2016 is effective.

Our internal control over financial reporting includes policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Wolf & Company, P.C., an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.

Date: March 1, 2017	/s/ Richard J. Gavegnano
Richard J. Gavegnano
Chairman, President and Chief Executive Officer

Date: March 1, 2017	/s/ Mark L. Abbate
Mark L. Abbate
Executive Vice President, Treasurer and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

Meridian Bancorp, Inc.

We have audited Meridian Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Meridian Bancorp, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Meridian Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2016 consolidated financial statements of Meridian Bancorp, Inc. and subsidiaries and our report dated March 1, 2017 expressed an unqualified opinion.

/s/ Wolf & Company, P.C.

Boston, Massachusetts March 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – CONSOLIDATED FINANCIAL STATMENTS

To the Board of Directors and Stockholders of

Meridian Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Meridian Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of net income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meridian Bancorp, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Meridian Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2017 expressed an unqualified opinion on the effectiveness of Meridian Bancorp, Inc. and subsidiaries’ internal control over financial reporting.

/s/ Wolf & Company, P.C.

Boston, Massachusetts March 1, 2017

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(Dollars in thousands)
ASSETS
Cash and due from banks	$236,423	$96,363
Certificates of deposit	80,323	99,062
Securities available for sale, at fair value	67,663	141,646
Federal Home Loan Bank stock, at cost	18,175	10,931
Loans held for sale	3,944	4,669
Loans, net of fees and costs	3,938,817	3,078,647
Less: allowance for loan losses	(40,149)	(33,405)

Loans, net	3,898,668	3,045,242
Bank-owned life insurance	40,745	39,557
Premises and equipment, net	41,427	40,248
Accrued interest receivable	10,381	8,574
Deferred tax asset, net	21,461	21,246
Goodwill	13,687	13,687
Other assets	3,105	3,284

Total assets	$4,436,002	$3,524,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$431,222	$370,546
Interest-bearing	3,044,615	2,372,472

Total deposits	3,475,837	2,743,018
Short-term borrowings	—	20,000
Long-term debt	322,512	147,226
Accrued expenses and other liabilities	30,356	26,139

Total liabilities	3,828,705	2,936,383

Commitments and contingencies (Notes 4, 5 and 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 53,596,105 and 54,875,237 shares issued and outstanding at December 31, 2016 and 2015, respectively	536	549
Additional paid-in capital	390,065	403,737
Retained earnings	234,290	206,214
Accumulated other comprehensive income (loss)	1,806	(2,092)
Unearned compensation — ESOP, 2,678,800 and 2,800,564 shares at December 31, 2016 and 2015, respectively	(19,400)	(20,282)

Total stockholders’ equity	607,297	588,126

Total liabilities and stockholders’ equity	$4,436,002	$3,524,509

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$145,541	$118,586	$103,814
Interest on debt securities:
Taxable	866	1,608	2,468
Tax-exempt	114	162	178
Dividends on equity securities	1,529	1,638	1,425
Interest on certificates of deposit	495	624	47
Other interest and dividend income	1,147	724	747

Total interest and dividend income	149,692	123,342	108,679

Interest expense:
Interest on deposits	24,124	18,479	18,041
Interest on short-term borrowings	6	5	—
Interest on long-term debt	3,007	1,967	2,472

Total interest expense	27,137	20,451	20,513

Net interest income	122,555	102,891	88,166
Provision for loan losses	7,180	6,667	3,313

Net interest income, after provision for loan losses	115,375	96,224	84,853

Non-interest income:
Customer service fees	8,484	7,923	7,492
Loan fees	865	917	591
Mortgage banking gains, net	573	535	532
Gain on sales of securities, net	3,020	2,432	6,258
Income from bank-owned life insurance	1,188	1,225	1,165
Other income	60	8	18

Total non-interest income	14,190	13,040	16,056

Non-interest expenses:
Salaries and employee benefits	48,828	44,737	41,407
Occupancy and equipment	10,809	9,876	9,258
Data processing	5,135	5,204	4,516
Marketing and advertising	3,217	3,715	2,901
Professional services	2,965	2,633	2,469
Deposit insurance	2,037	1,989	2,131
Other general and administrative	4,503	4,537	4,752

Total non-interest expenses	77,494	72,691	67,434

Income before income taxes	52,071	36,573	33,475
Provision for income taxes	17,881	11,966	11,148

Net income	$34,190	$24,607	$22,327

Earnings per share:
Basic	$0.67	$0.47	$0.43
Diluted	$0.65	$0.46	$0.42
Weighted average shares:
Basic	51,128,914	51,965,036	52,470,513
Diluted	52,248,308	53,071,932	53,567,771

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Net income	$34,190	$24,607	$22,327

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gain (loss)	9,464	(5,982)	4,449
Reclassification adjustment for gains realized in income (1)	(3,020)	(2,432)	(6,258)

Net unrealized gain (loss)	6,444	(8,414)	(1,809)
Tax effect	(2,582)	3,327	780

Net-of-tax amount	3,862	(5,087)	(1,029)

Defined benefit plans:
Reclassification adjustments (2):
Amortization of prior service cost	24	45	45
Amortization of unrecognized cost	32	105	3
Actuarial net loss arising during the year	(57)	(1)	(321)
Settlement costs	56	—	—

	55	149	(273)
Tax effect	(19)	(52)	96

Net-of-tax amount	36	97	(177)

Total other comprehensive income (loss)	3,898	(4,990)	(1,206)

Comprehensive income	$38,088	$19,617	$21,121

(1)

Amounts are included in gain on sales of securities, net in the Consolidated Statements of Net Income. Provision for income tax associated with the reclassification adjustments for the years ended December 31, 2016, 2015 and 2014 was $1.2 million, $962,000 and $2.7 million, respectively.

(2)

Amounts are included in salaries and employee benefits in the Consolidated Statements of Net Income. Benefit for income tax associated with the reclassification adjustments for the years ended December 31, 2016, 2015 and 2014 was $19,000, $52,000 and $17,000, respectively.

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2016, 2015 and 2014

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation - ESOP	Treasury Stock	Total
	(Dollars in thousands)
Balance at December 31, 2013	54,406,335	$—	$98,428	$162,388	$4,104	$(5,796)	$(9,919)	$249,205
Corporate Reorganization:
Conversion of Meridian Interstate Bancorp, Inc.	(1,356,629)	531	301,750	—	—	—	—	302,281
Purchase by ESOP	1,625,000	16	16,234	—	—	(16,250)	—	—
Treasury stock retired	—	—	(9,769)	—	—	—	9,769	—
Contribution of Meridian Financial Services, MHC	—	—	2,640	—	—	—	—	2,640
Comprehensive income	—	—	—	22,327	(1,206)	—	—	21,121
ESOP shares earned (121,765 shares)	—	—	453	—	—	882	—	1,335
Share-based compensation expense — restricted stock, net of awards forfeited	(1,861)	—	492	—	—	—	—	492

Share-based compensation expense — stock options, net of awards forfeited	—	—	300	—	—	—	—	300
Excess tax benefits in connection with share-based compensation	—	—	267	—	—	—	—	267
Stock options exercised	35,221	—	(81)	—	—	—	150	69

Balance at December 31, 2014	54,708,066	547	410,714	184,715	2,898	(21,164)	—	577,710
Comprehensive income	—	—	—	24,607	(4,990)	—	—	19,617
Dividends declared ($0.06 per share)	—	—	—	(3,108)	—	—	—	(3,108)
Repurchased stock related to buyback program	(722,104)	(7)	(9,421)	—	—	—	—	(9,428)
ESOP shares earned (121,764 shares)	—	—	713	—	—	882	—	1,595
Share-based compensation expense — restricted stock, net of awards forfeited	685,480	7	724	—	—	—	—	731
Share-based compensation expense — stock options, net of awards forfeited	—	—	357	—	—	—	—	357
Excess tax benefits in connection with share-based compensation	—	—	420	—	—	—	—	420
Stock options exercised	203,795	2	230	—	—	—	—	232

Balance at December 31, 2015	54,875,237	549	403,737	206,214	(2,092)	(20,282)	—	588,126
Comprehensive income	—	—	—	34,190	3,898	—	—	38,088
Dividends declared ($0.12 per share)	—	—	—	(6,114)	—	—	—	(6,114)
Repurchased stock related to buyback program	(1,337,507)	(13)	(18,786)	—	—	—	—	(18,799)
ESOP shares earned (121,764 shares)	—	—	960	—	—	882	—	1,842
Share-based compensation expense — restricted stock, net of awards forfeited	(21,538)	—	2,104	—	—	—	—	2,104
Share-based compensation expense — stock options, net of awards forfeited	—	—	1,231	—	—	—	—	1,231
Excess tax benefits in connection with share-based compensation	—	—	614	—	—	—	—	614
Stock options exercised	79,913	—	205	—	—	—	—	205

Balance at December 31, 2016	53,596,105	$536	$390,065	$234,290	$1,806	$(19,400)	$—	$607,297

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$34,190	$24,607	$22,327
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of acquisition fair value adjustments	(145)	(133)	(53)
ESOP shares earned expense	1,842	1,595	1,335
Provision for loan losses	7,180	6,667	3,313
Accretion of net deferred loan origination fees	(1,273)	(1,011)	(608)
Net accretion of securities available for sale	(47)	(64)	(34)
Depreciation and amortization expense	3,004	2,524	2,385
Gain on sales of securities, net	(3,020)	(2,432)	(6,258)
Net loss and provision for foreclosed real estate	8	214	303
Deferred income tax benefit	(2,816)	(2,361)	(1,256)
Income from bank-owned life insurance	(1,188)	(1,225)	(1,165)
Share-based compensation expense	3,335	1,088	792
Excess tax benefits in connection with share-based compensation	(614)	(420)	(267)
Net changes in:
Loans held for sale	725	(3,698)	1,392
Accrued interest receivable	(1,807)	(826)	(621)
Other assets	179	3,172	(446)
Accrued expenses and other liabilities	4,458	80	1,162

Net cash provided by operating activities	44,011	27,777	22,301

Cash flows from investing activities:
Purchases of certificates of deposit	(80,423)	(26,562)	(85,000)
Maturities of certificates of deposit	99,162	12,500	—
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	56,353	44,470	45,874
Redemption (purchase) of mutual funds, net	1,191	19,867	(18,995)
Proceeds from sales	38,429	27,120	33,335
Purchases	(12,035)	(35,507)	(60,264)
Loans originated, net of principal payments received	(860,088)	(401,953)	(387,952)
Proceeds from bank-owned life insurance death benefit	—	279	—
Purchases of premises and equipment	(4,100)	(4,177)	(1,388)
Cash received in MHC merger	—	—	2,640
(Purchase) redemption of Federal Home Loan Bank stock	(7,244)	1,794	(818)
Proceeds from sales of foreclosed real estate	808	832	1,758

Net cash used in investing activities	(767,947)	(361,337)	(470,810)

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	732,838	239,102	255,357
Net change in borrowings with maturities less than three months	(20,000)	20,000	—
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	220,000	18,000	57,131
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(44,714)	(42,673)	(47,135)
Cash dividends paid on common stock	(6,148)	(1,462)	—
Stock options exercised	205	232	69
Repurchase of common stock	(18,799)	(9,428)	—
Excess tax benefits in connection with share-based compensation	614	420	267
Net proceeds from sale of common stock	—	—	302,281

Net cash provided by financing activities	863,996	224,191	567,970

Net change in cash and cash equivalents	140,060	(109,369)	119,461
Cash and cash equivalents at beginning of year	96,363	205,732	86,271

Cash and cash equivalents at end of year	$236,423	$96,363	$205,732

Supplemental cash flow information:
Interest paid on deposits	$23,762	$18,477	$17,974
Interest paid on borrowings	2,900	1,994	2,489
Income taxes paid, net of refunds	19,151	13,905	12,461
Non-cash investing and financing activities:
Transfers from loans to foreclosed real estate	816	—	1,717
Net amounts due (to) from broker on security transactions	(462)	—	2,120

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

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and evaluation of securities for other-than-temporary impairment.

Significant Concentrations of Credit Risk

Most of the Company’s activities are with customers located within Massachusetts. Note 2 includes the types of securities in which the Company invests and Note 3 includes the types of lending in which the Company engages. The Company believes that it does not have any significant loan concentrations or security in any one industry or with any customer.

Reclassification

Certain amounts in the 2015 and 2014 consolidated financial statements have been reclassified to conform to the 2016 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include amounts due from banks and federal funds sold on a daily basis, which mature overnight or on demand. The Company may from time to time have deposits in financial institutions which exceed the federally insured limits. At December 31, 2016, the Company had a concentration of cash on deposit at the Federal Reserve Bank amounting to $191.8 million.

Certificates of Deposit

Certificates of deposit are purchased from FDIC-insured depository institutions, have an original maturity greater than 90 days and up to 24 months and are carried at cost. At December 31, 2016, all certificates of deposit invested in by the Company exceeded the FDIC insurance limit of $250,000 but were insured up to the full amount under the Massachusetts Depositors Insurance Fund, Massachusetts Credit Union Insurance Corporation or Massachusetts Cooperative Bank Share Insurance Fund.

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

Each reporting period, the Company evaluates all securities with a decline in fair value below the amortized cost of the investment to determine whether or not other-than-temporary impairment (“OTTI”) exists. OTTI is required to be recognized if (1) the Company intends to sell the security; (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income, net of applicable taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis on the FHLB stock. As of December 31, 2016 no impairment has been recognized.

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

The allowance consists of general and allocated components and may include an unallocated component, as further described below.

General Component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by loan segments and classes. Management uses a rolling average of historical losses

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquent and non-accrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; national and local economic trends and conditions, and industry conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2016, 2015 or 2014.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each loan segment are as follows:

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

Construction loans — Loans in this segment primarily include loans for construction of commercial development projects, including apartment buildings, small industrial buildings and retail and office buildings. The Company also originates loans to individuals and to builders to finance the construction of residential dwellings. Most of these construction loans provide for the payment of only interest during the construction phase, which is usually up to 12 to 24 months, although some construction loans are renewed, generally for one or two additional years. At the end of the construction phase, the loan may convert to a permanent mortgage loan or the loan may be paid in full. Loans generally are made with a maximum loan to value ratio of 80% of the appraised market value upon completion of the project. Management carefully monitors the existing construction portfolio for performance and project completion, with a goal of moving completed commercial projects to the commercial real estate portfolio and reviewing sales-based projects for tracking toward construction goals. The rent-up or sales of the properties can be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates or decreased home sales.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis. The excess, if any, of the loan balance over the fair value of the asset at the time of transfer from loans to foreclosed assets is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations, changes in the valuation allowance, any direct write-downs and gains or losses on sales are included in other general and administrative expenses.

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

Marketing and Advertising

Marketing and advertising costs are expensed as incurred.

Supplemental Director and Executive Retirement and Long-Term Health Care Plans

The Company accounts for certain supplemental director and executive retirement and long-term health care benefits on the net periodic cost method using an actuarial model that allocates costs over the service period of participants in the plans. The Company accounts for the over-funded or under-funded status of these defined benefit plans as an asset or liability in its consolidated balance sheets and recognizes changes in the funded status in the year in which the changes occur through other comprehensive income or loss.

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

Employee Stock Ownership Plan

Compensation expense for the Employee Stock Ownership Plan (“ESOP”) is recorded at an amount equal to the shares allocated by the ESOP, multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholder’s equity in the consolidated balance sheets. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not that some or all of the deferred tax assets will not be realized. The Company does not have any uncertain tax positions at December 31, 2016 or 2015 which require accrual or disclosure. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2016, 2015 and 2014.

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

Basic and diluted earnings per share have been computed based on the following:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per share amounts)
Net income available to common stockholders	$34,190	$24,607	$22,327

Basic weighted average shares outstanding	51,128,914	51,965,036	52,470,513
Effect of dilutive stock options	1,119,394	1,106,896	1,097,258

Diluted weighted average shares outstanding	52,248,308	$53,071,932	$53,567,771

Earnings per share:
Basic	$0.67	$0.47	$0.43
Diluted	$0.65	$0.46	$0.42

For the years ended December 31, 2016 and 2015, options for the exercise of 9,440 and 366,002 shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. There were no anti-dilutive options for the year ended December 31, 2014.

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

	December 31,
	2016	2015
	(In thousands)
Securities available for sale:
Net unrealized gain (loss) on securities available for sale	$3,637	$(2,807)
Tax effect	(1,444)	1,138

Net-of-tax amount	2,193	(1,669)

Defined benefit plans:
Unrecognized prior service cost	(197)	(221)
Unrecognized net actuarial loss	(399)	(430)

Total	(596)	(651)
Tax effect	209	228

Net-of-tax amount	(387)	(423)

	$1,806	$(2,092)

Unrecognized prior service costs amounting to $17,000, included in accumulated other comprehensive income at December 31, 2016, are expected to be recognized as a component of net periodic cost for the year ending December 31, 2017.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of this ASU was to clarify the principles for recognizing revenue and to develop a common revenue standard for generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently reviewing this ASU to determine if it will have an impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall, (Subtopic 825-10). The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Targeted changes to GAAP include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has a portfolio of equity investments and if such guidance were effective for the year ended December 31, 2016, a net unrealized gain of approximately $6.6 million and related deferred tax provision of $2.3 million would have been recognized in net income, instead of in other comprehensive income. The impact of this guidance on future periods is dependent on future market conditions and investment activity.

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

In February 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718). This update is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The more significant change relates to the recognition of excess tax benefits/deficiencies recorded on certain stock compensation transactions. Such items are reported in additional paid in capital and, upon adoption of the update, will be recorded as income tax benefit or expense in the income statement. Accordingly, the update is not expected to have a significant impact on the Company’s consolidated financial statements. The update will be effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326). The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including loans, held-to-maturity debt securities and commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology, referred to as Current Expected Credit Loss, or CECL, that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Credit losses on available-for-sale debt securities will be measured in a manner similar to current GAAP, but will be recognized through an allowance rather than as a direct write-down. This update will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently reviewing this ASU to determine the impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350). The update intends to simplify the subsequent measurement of goodwill by requiring an entity to compare the fair value of a reporting unit to the carrying amount of goodwill. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the impairment charge should not exceed the total amount of goodwill allocated to that reporting unit. This update will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31,2016
Debt securities:
Corporate bonds:
Financial services	$12,989	$16	$(3)	$13,002
Industrials	1,000	3	—	1,003

Total corporate bonds	13,989	19	(3)	14,005
Municipal bonds	1,202	17	—	1,219
Residential mortgage-backed securities:
Government-sponsored enterprises	5,284	325	(3)	5,606
Private label	779	22	—	801

Total debt securities	21,254	383	(6)	21,631

Marketable equity securities:
Common stocks:
Basic materials	6,763	901	(232)	7,432
Consumer products and services	13,567	1,093	(382)	14,278
Financial services	5,953	970	—	6,923
Healthcare	8,225	533	(456)	8,302
Industrials	4,181	624	(11)	4,794
Technology	4,081	440	(220)	4,301

Total common stocks	42,770	4,561	(1,301)	46,030
Money market mutual funds	2	—	—	2

Total marketable equity securities	42,772	4,561	(1,301)	46,032

Total securities available for sale	$64,026	$4,944	$(1,307)	$67,663

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
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

At December 31, 2016, securities with an amortized cost of $4.2 million and $680,000 were pledged as collateral for Federal Home Loan Bank of Boston borrowings and for the Federal Reserve Bank discount window borrowings, respectively. See Note 7.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2016 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	One Year or Less		After One Year Through Five Years		After Five Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Corporate bonds:
Financial services	$12,989	$13,002	$—	$—	$—	$—	$12,989	$13,002
Industrials	1,000	1,003	—	—	—	—	1,000	1,003

Total corporate bonds	13,989	14,005	—	—	—	—	13,989	14,005
Municipal bonds	480	483	722	736	—	—	1,202	1,219
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	1	1	5,283	5,605	5,284	5,606
Private label	—	—	—	—	779	801	779	801

Total	$14,469	$14,488	$723	$737	$6,062	$6,406	$21,254	$21,631

For the years ended December 31, 2016, 2015 and 2014, proceeds from sales of securities available for sale amounted to $38.4 million, $27.1 million and $33.3 million, respectively. Gross gains of $7.2 million, $4.2 million and $6.3 million and gross losses of $4.2 million, $1.8 million and $91,000, respectively, were realized on those sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information pertaining to securities available for sale as of December 31, 2016 and 2015, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2016
Debt securities:
Corporate bonds-financial services	$3	$5,000	$—	$—
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	3	205

Total debt securities	3	5,000	3	205

Marketable equity securities:
Common stocks:
Basic materials	—	—	232	1,568
Consumer products and services	237	3,496	145	1,618
Healthcare	259	2,039	197	1,377
Industrials	11	450	—	—
Technology	—	—	220	1,681

Total common stocks	507	5,985	794	6,244

Total marketable equity securities	507	5,985	794	6,244

Total temporarily impaired securities	$510	$10,985	$797	$6,449

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Less Than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2015
Debt securities:
Corporate bonds-financial services	$10	$4,998	$32	$3,468
Government-sponsored enterprises	14	3,986	26	4,974
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	3	215
U.S. treasury securities	62	24,934	—	—

Total debt securities	86	33,918	61	8,657

Marketable equity securities:
Common stocks:
Basic materials	2,043	4,478	2,000	3,138
Consumer products and services	1,099	7,521	479	1,657
Financial services	421	4,019	228	540
Healthcare	117	1,202	—	—
Industrials	573	2,647	—	—
Technology	103	675	456	1,091
Utilities	11	8	—	—

Total common stocks	4,367	20,550	3,163	6,426
Money market mutual funds	—	—	48	1,020

Total marketable equity securities	4,367	20,550	3,211	7,446

Total temporarily impaired securities	$4,453	$54,468	$3,272	$16,103

The Company determined no securities were other-than-temporarily impaired for the years ended December 31, 2016, 2015 and 2014. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.

At December 31, 2016, 19 marketable equity securities with a fair value of $12.2 million had gross unrealized losses totaling $1.3 million, or an aggregate depreciation of 9.6% from the Company’s cost basis. These marketable equity securities consisted of nine securities with a fair value of $6.0 million and a gross unrealized loss of $507,000 for less than 12 months and 10 securities with a fair value of $6.2 million and a gross unrealized loss of $794,000 for 12 months or longer. The marketable equity securities in a gross unrealized loss position for 12 months or longer were comprised of three securities in the basic materials sector with a fair value of $1.6 million and a gross unrealized loss of $232,000, three marketable equity securities in the consumer products and services sector with a fair value of $1.6 million and a gross unrealized loss of $145,000, two securities in the healthcare sector with a fair value of $1.4 million and a gross unrealized loss of $197,000 and two securities in the technology sector with a fair value of $1.7 million and a gross unrealized loss of $220,000.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3.     LOANS

A summary of loans follows:

	December 31,
	2016	2015
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$532,450	$458,423
Multi-family	562,948	417,388
Home equity lines of credit	42,913	46,660
Commercial real estate	1,776,601	1,328,344
Construction	502,753	421,531

Total real estate loans	3,417,665	2,672,346
Commercial and industrial	515,430	400,051
Consumer	9,712	10,028

Total loans	3,942,807	3,082,425
Allowance for loan losses	(40,149)	(33,405)
Net deferred loan origination fees	(3,990)	(3,778)

Loans, net	$3,898,668	$3,045,242

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2016 and 2015, the Company was servicing loans for participants aggregating $210.5 million and $137.7 million, respectively.

At December 31, 2016, multi-family and commercial real estate loans with carrying values totaling $73.0 million and $473.2 million, respectively, were pledged as collateral for Federal Home Loan Bank of Boston borrowings. See Note 7.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

An analysis of the allowance for loan losses and related information follows:

	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at December 31, 2013	$1,991	$2,419	$155	$12,831	$4,374	$3,433	$132	$25,335
Provision (credit) for loan losses	(155)	1,216	(50)	255	715	1,264	68	3,313
Charge-offs	(54)	—	(5)	(116)	(71)	(72)	(187)	(505)
Recoveries	67	—	—	30	137	8	84	326

Balance at December 31, 2014	1,849	3,635	100	13,000	5,155	4,633	97	28,469
Provision (credit) for loan losses	(446)	(250)	104	1,479	4,564	1,022	194	6,667
Charge-offs	(165)	—	(60)	—	(2,287)	(36)	(306)	(2,854)
Recoveries	116	—	—	18	881	1	107	1,123

Balance at December 31, 2015	1,354	3,385	144	14,497	8,313	5,620	92	33,405
Provision (credit) for loan losses	13	1,129	(71)	4,228	874	821	186	7,180
Charge-offs	—	—	—	—	(486)	(49)	(302)	(837)
Recoveries	—	—	—	—	230	60	111	401

Balance at December 31, 2016	$1,367	$4,514	$73	$18,725	$8,931	$6,452	$87	$40,149

December 31, 2016
Amount of allowance for loan losses for loans deemed to be impaired	$49	$137	$—	$—	$—	$—	$—	$186
Amount of allowance for loan losses for loans not deemed to be impaired	1,318	4,377	73	18,725	8,931	6,452	87	39,963

	$1,367	$4,514	$73	$18,725	$8,931	$6,452	$87	$40,149

Loans deemed to be impaired	$1,422	$1,359	$—	$2,807	$988	$1,808	$—	$8,384
Loans not deemed to be impaired	531,028	561,589	42,913	1,773,794	501,765	513,622	9,712	3,934,423

	$532,450	$562,948	$42,913	$1,776,601	$502,753	$515,430	$9,712	$3,942,807

December 31, 2015
Amount of allowance for loan losses for loans deemed to be impaired	$3	$143	$—	$84	$—	$44	$—	$274
Amount of allowance for loan losses for loans not deemed to be impaired	1,351	3,242	144	14,413	8,313	5,576	92	33,131

	$1,354	$3,385	$144	$14,497	$8,313	$5,620	$92	$33,405

Loans deemed to be impaired	$1,582	$1,401	$—	$3,663	$16,026	$805	$—	$23,477
Loans not deemed to be impaired	456,841	415,987	46,660	1,324,681	405,505	399,246	10,028	3,058,948

	$458,423	$417,388	$46,660	$1,328,344	$421,531	$400,051	$10,028	$3,082,425

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information about the Company’s past due and non-accrual loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
December 31,2016
Real estate loans:
Residential real estate:
One- to four-family	$641	$834	$2,902	$4,377	$8,487
Home equity lines of credit	707	131	672	1,510	674
Commercial real estate	105	—	1,904	2,009	2,807
Construction	—	—	815	815	815

Total real estate loans	1,453	965	6,293	8,711	12,783
Commercial and industrial	—	—	653	653	653
Consumer	679	392	—	1,071	—

Total	$2,132	$1,357	$6,946	$10,435	$13,436

December 31, 2015
Real estate loans:
Residential real estate:
One- to four-family	$1,674	$221	$3,266	$5,161	$9,264
Home equity lines of credit	587	—	1,166	1,753	1,763
Commercial real estate	483	—	2,652	3,135	3,663
Construction	—	—	15,849	15,849	15,849

Total real estate loans	2,744	221	22,933	25,898	30,539
Commercial and industrial	—	—	805	805	805
Consumer	580	317	—	897	—

Total	$3,324	$538	$23,738	$27,600	$31,344

At December 31, 2016 and 2015, the Company did not have any accruing loans past due 90 days or more.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide information with respect to the Company’s impaired loans:

	December 31,
	2016			2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
One- to four-family	$841	$1,281		$1,318	$1,813
Multi-family	74	74		88	88
Commercial real estate	2,807	3,102		2,652	2,947
Construction	988	1,083		16,026	18,660
Commercial and industrial	1,808	2,138		761	1,095

Total	6,518	7,678		20,845	24,603

Impaired loans with a valuation allowance:
One- to four-family	581	581	$49	264	264	$3
Multi-family	1,285	1,285	137	1,313	1,313	143
Commercial real estate	—	—	—	1,011	1,022	84
Commercial and industrial	—	—	—	44	44	44

Total	1,866	1,866	186	2,632	2,643	274

Total impaired loans	$8,384	$9,544	$186	$23,477	$27,246	$274

At December 31, 2016, additional funds committed to be advanced in connection with impaired construction loans were immaterial.

	Years Ended December 31,
	2016			2015			2014
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
One- to four-family	$1,788	$68	$47	$2,625	$120	$72	$4,246	$243	$103
Multi-family	1,379	55	—	1,421	55	—	3,395	297	—
Home equity lines of credit	—	—	—	—	—	—	20	1	—
Commercial real estate	3,281	80	80	7,425	284	81	10,463	456	273
Construction	11,076	31	17	16,273	315	295	11,060	314	247
Commercial and industrial	1,635	84	13	930	5	5	1,139	26	17

Total impaired loans	$19,159	$318	$157	$28,674	$779	$453	$30,323	$1,337	$640

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the TDRs at the dates indicated:

	December 31,
	2016	2015
	(In thousands)
TDRs on accrual status:
One- to four-family	$2,219	$2,621
Multi-family	1,359	1,402
Home equity lines of credit	18	18
Commercial real estate	9,460	9,968
Construction	174	174
Commercial and industrial	27	33

Total TDRs on accrual status	13,257	14,216

TDRs on non-accrual status:
One- to four-family	1,123	1,261
Commercial real estate	—	528
Construction	—	1,136
Commercial and industrial	—	186

Total TDRs on non-accrual status	1,123	3,111

Total TDRs	$14,380	$17,327

The Company generally places loans modified as TDRs on non-accrual status for a minimum period of six months. Loans modified as TDRs qualify for return to accrual status once they have demonstrated performance with the modified terms of the loan agreement for a minimum of six months and future payments are reasonably assured. TDRs are initially reported as impaired loans with an allowance established as part of the allocated component of the allowance for loan losses when the discounted cash flows of the impaired loan is lower than the carrying value of that loan. TDRs may be removed from impairment disclosures in the year following the restructure if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. At December 31, 2016 and 2015, the allowance for loan losses included an allocated component related to TDRs of $186,000 and $68,000, respectively. There were no charge-offs related to the TDRs modified during the years ended December 31, 2016 and 2015, respectively.

TDRs that defaulted and became 90 days past due in the first twelve months after restructure were immaterial for the years ended December 31, 2016, 2015 and 2014.

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

The following tables provide the Company’s risk-rated loans by class:

	December 31,
	2016				2015
	Multi-family residential real estate	Commercial real estate	Construction	Commercial and industrial	Multi-family residential real estate	Commercial real estate	Construction	Commercial and industrial
	(In thousands)
Loans rated 1 — 3A	$556,892	$1,771,671	$500,565	$465,979	$408,121	$1,320,748	$403,411	$375,013
Loans rated 4 — 4A	841	2,123	—	22,820	887	3,655	—	24,199
Loans rated 5	5,215	2,807	2,188	26,631	8,380	3,941	18,120	839
Loans rated 6	—	—	—	—	—	—	—	—
Loans rated 7	—	—	—	—	—	—	—	—

Total	$562,948	$1,776,601	$502,753	$515,430	$417,388	$1,328,344	$421,531	$400,051

For one- to four-family residential real estate loans, home equity lines of credit and consumer loans, management uses delinquency reports as the key credit quality indicator.

4.    SERVICING

Loans serviced for others by the Company are not included in the accompanying consolidated balance sheets. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The unpaid principal balances of mortgage loans serviced for others amounted to $107.8 million, $129.8 million and $150.5 million at December 31, 2016, 2015 and 2014, respectively.

Included in loans serviced for others at December 31, 2016, 2015 and 2014 is $47.2 million, $56.0 million and $65.6 million, respectively, of loans serviced for the Federal Home Loan Bank of Boston with a recourse provision whereby the Company may be obligated to participate in potential losses on a limited basis when a realized loss on foreclosure occurs. Losses are borne in priority order by the borrower, PMI insurance, the Federal Home Loan Bank and the Company. At December 31, 2016, 2015 and 2014, the maximum contingent liability associated with loans sold with recourse is $3.0 million, $2.8 million and $3.2 million, respectively, which is not recorded in the consolidated financial statements. The Company has never repurchased any loans or incurred any losses under these recourse provisions.

Mortgage servicing rights were immaterial for the years ended December 31, 2016, 2015 and 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

	December 31,		Estimated Useful Lives
	2016	2015
	(In thousands)
Land and land improvements	$8,243	$8,243	N/A
Buildings	34,421	34,113	40 Years
Leasehold improvements	8,629	6,680	5-20 Years
Equipment	20,799	18,956	3-7 Years

	72,092	67,992
Less accumulated depreciation and amortization	(30,665)	(27,744)

	$41,427	$40,248

Depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014 amounted to $3.0 million, $2.5 million and $2.4 million, respectively.

Lease Commitments

The Company is obligated under non-cancelable operating lease agreements for banking offices and facilities. These leases have terms with renewal options, the cost of which is not included below. The leases generally provide that real estate taxes, insurance, maintenance and other related costs are to be paid by the Company. At December 31, 2016, future minimum lease payments are as follows:

Years Ending December 31,	Amount
(In thousands)
2017	$1,797
2018	1,726
2019	1,468
2020	1,391
2021	1,332
Thereafter	7,279

$14,993

Total rent expense for all operating leases amounted to $1.7 million, $1.5 million and $1.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. DEPOSITS

A summary of deposit balances, by type, follows:

	December 31,
	2016	2015
	(In thousands)
Demand deposits	$431,222	$370,546
NOW deposits	630,413	334,753
Money market deposits	980,344	860,957
Regular savings and other deposits	305,632	288,180

Total non-certificate accounts	2,347,611	1,854,436

Term certificates less than $250,000	850,565	648,278
Term certificates $250,000 and greater	277,661	240,304

Total certificate accounts	1,128,226	888,582

Total deposits	$3,475,837	$2,743,018

A summary of term certificates, by maturity, follows:

	December 31,
	2016		2015
Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$539,903	1.16%	$504,756	1.03%
Over 1 year to 2 years	306,120	1.29	201,929	1.25
Over 2 years to 3 years	122,952	1.69	74,304	1.25
Over 3 years to 4 years	133,256	2.02	79,017	1.83
Over 4 years to 5 years	22,483	1.61	25,225	1.67
Greater than 5 years	3,512	5.50	3,351	5.50

	$1,128,226	1.38%	$888,582	1.21%

The Company had brokered certificates of deposit, which are included in term certificates in the tables above, totaling $158.5 million with a weighted average rate of 1.33% and $130.8 million with a weighted average rate of 1.22% at December 31, 2016 and 2015, respectively. At December 31, 2016, the Company also had brokered NOW deposits totaling $296.3 million representing reciprocal deposits received from other financial institutions through Authorized Bank Deposit Placement Network Sponsor to facilitate full federal deposit insurance coverage for certain Bank customers. There were no brokered NOW deposits at December 31, 2015.

7.    BORROWINGS

The Company had no short-term borrowings at December 31, 2016. At December 31, 2015, short-term borrowings with an original maturity of less than three months consisted of a FHLB advance totaling $20.0 million with a rate of 0.57% that matured on January 16, 2016. The Company also has an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily and $680,000 of borrowing capacity at the Federal Reserve Bank discount window. No amounts were drawn on the line of credit and no borrowings were outstanding with the Federal Reserve Bank discount window as of December 31, 2016 or December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term debt consists of FHLB advances as follows:

	December 31,
	2016		2015
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Fixed rate advances maturing:
2016	$—	—%	$41,500	1.20%
2017	89,632	1.32	89,632	1.32
2018	43,000	1.25	3,000	1.63
2019	4,891	1.23	6,684	1.23
2020	4,989	1.22	6,410	1.22
2021	45,000	1.46	—	—
2023	10,000	2.10	—	—
2026	20,000	0.59	—	—
2031	20,000	0.88	—	—

	237,512	1.26	147,226	1.28

Variable rate advances maturing:
2020	25,000	0.27	—	—
2021	60,000	0.31	—	—

	85,000	0.29	—	—

Total advances	$322,512	1.01%	$147,226	1.28%

At December 31, 2016, advances amounting to $145.0 million are callable by the FHLB prior to maturity, including advances totaling $85.0 million with variable rates based on the 3-Month London Interbank Offered Rate (LIBOR), less 60 basis points, during the first year.

All borrowings from the FHLB are secured by investment securities (see Note 2) and qualified collateral, consisting of a blanket lien on one- to four-family loans and certain multi-family and commercial real estate loans held in the Bank’s portfolio. At December 31, 2016, the Company pledged multi-family and commercial real estate loans with carrying values totaling $73.0 million and $473.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.    INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Current tax provision:
Federal	$15,989	$11,109	$9,684
State	4,708	3,218	2,720

Total current provision	20,697	14,327	12,404

Deferred tax benefit:
Federal	(2,176)	(1,841)	(980)
State	(640)	(520)	(276)

Total deferred benefit	(2,816)	(2,361)	(1,256)

Total tax provision	$17,881	$11,966	$11,148

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Statutory federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	5.1	4.8	4.7
Dividends received deduction	(0.7)	(1.1)	(1.0)
Bank-owned life insurance	(0.8)	(1.2)	(1.2)
Tax exempt income	(5.9)	(6.0)	(5.4)
Other, net	1.6	1.2	1.2

Effective tax rates	34.3%	32.7%	33.3%

The components of the net deferred tax asset are as follows:

	December 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Federal	$19,275	$18,034
State	5,482	5,094

	24,757	23,128

Deferred tax liabilities
Federal	(2,625)	(1,467)
State	(671)	(415)

	(3,296)	(1,882)

Net deferred tax asset	$21,461	$21,246

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of each item that give rise to deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Allowance for loan loss	$16,401	$13,646
Employee benefit and retirement plans	5,011	4,880
Acquisition accounting	2,135	2,163
Net unrealized loss on securities available for sale	—	1,138
Non-accrual interest	1,091	1,091
Other	208	210

	24,846	23,128

Deferred tax liabilities
Net unrealized gain on securities available for sale	(1,444)	—
Depreciation and amortization	(1,289)	(1,232)
Other	(652)	(650)

	(3,385)	(1,882)

Net deferred tax asset	$21,461	$21,246

The Company reduces deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is not “more likely than not” that some portion or all of the deferred tax assets will be realized. The Company assesses the realizability of its deferred tax assets by assessing the likelihood of the Company generating federal and state tax income, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse. Based on this assessment, management concluded that a valuation allowance was not required as of December 31, 2016, 2015 and 2014.

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

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2013 through 2016. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2013 are open.

9.    OTHER COMMITMENTS AND CONTINGENCIES AND DERIVATIVES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for loan commitments is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

A summary of outstanding loan commitments whose contract amounts represent credit risk is as follows:

	December 31,
	2016	2015
	(In thousands)
Unadvanced portion of existing loans:
Construction	$503,586	$567,177
Home equity lines of credit	36,722	34,965
Other lines and letters of credit	314,225	149,973
Commitments to originate:
One- to four-family	18,272	15,122
Commercial real estate	42,141	57,589
Construction	231,274	125,367
Commercial and industrial	31,463	45,960
Other loans	350	1,159

Total loan commitments outstanding	$1,178,033	$997,312

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

Interest Rate Swaps

The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with commercial business customers to synthetically convert their loans from a variable rate to a fixed rate. The Company pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. Concurrently, the Company enters into an offsetting interest rate swap with a third party financial institution. In the offsetting swap, the Company pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating and probability of default. At December 31, 2016 and 2015, the Company had $1.8 million and $1.4 million, respectively, in cash pledged for collateral on its interest rate swaps with the third party financial institution.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary information regarding these derivatives is presented below:

				December 31,
				2016		2015
	Maturity	Interest Rate Paid	Interest Rate Received	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Customer interest rate swap	10/17/33	1 Mo. Libor + 175bp	Fixed (4.1052%)	$10,922	$839	$11,100	$1,008
Third-party interest rate swap	10/17/33	Fixed (4.1052%)	1 Mo. Libor + 175bp	10,922	(839)	11,100	(1,008)

Customer interest rate swap	12/13/26	1 Mo. Libor + 205bp	Fixed (3.82%)	$3,036	$(60)	$—	$—
Third-party interest rate swap	12/13/26	Fixed (3.82%)	1 Mo. Libor + 205bp	3,036	60	—	—

Derivative Loan Commitments

Residential real estate loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. The Company enters into commitments to fund residential real estate loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market. A residential loan commitment requires the Company to originate a loan at a specific interest rate upon the completion of various underwriting requirements. Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in loan interest rates. If interest rates increase, the value of these commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. Derivative loan commitments with a notional amount of $7.6 million and $6.6 million were outstanding at December 31, 2016 and 2015, respectively. The fair value of such commitments was a net liability of $6,000 at December 31, 2016 and a net asset of $15,000 at December 31, 2015.

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Under a “mandatory delivery” contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay the investor a “pair-off” fee, based then-current market prices, to compensate the investor for the shortfall. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price that it will purchase the loan from the Company if the loan to the underlying borrower closes. The Company generally enters into forward sale contracts on the same day it commits to lend funds to a potential borrower. The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. Forward loan sale commitments with a notional amount of $11.4 million and $11.1 million were outstanding at December 31, 2016 and 2015, respectively. The fair value of such commitments was a net asset of $154,000 and $65,000 at December 31, 2016 and 2015, respectively.

Other Commitments

As of December 31, 2016, the Company has an outstanding commitment of $21.6 million with its core data processing provider through December 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

10.    EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company has a 401(k) plan to provide retirement benefits for eligible employees. Under this plan, each employee reaching the age of eighteen and having completed at least three months of service in any one twelve-month period, beginning with such employee’s date of employment, can elect to be a participant in the retirement plan. All participants are fully vested upon entering the plan. The Company contributes an amount equal to three percent of an employee’s compensation regardless of the employee’s contributions and makes matching contributions equal to fifty percent of the first six percent of an employee’s compensation contributed to the Plan. For the years ended December 31, 2016, 2015 and 2014, expense attributable to the plan amounted to $1.6 million, $1.6 million and $1.4 million, respectively.

Supplemental Executive Retirement Benefits — Officers and Directors

The Company has supplemental retirement benefit agreements with certain officers. The present value of the estimated future benefits is accrued over the required service periods. At December 31, 2016 and 2015, the accrued liability for these agreements amounted to $6.4 million and $6.2 million, respectively.

The Company also has an unfunded Supplemental Executive Retirement Plan for certain directors which provides for a defined benefit obligation, based on the director’s final average compensation. At December 31, 2016 and 2015, the accrued liability for the plan amounted to $1.3 million and $1.5 million, respectively. Both contributions and benefit payments amounted to $411,000 for the year ended December 31, 2016. No amounts were contributed or paid in the form of benefits for the years ended December 31, 2015 or 2014.

Supplemental executive retirement benefits expense for officers and directors amounted to $421,000, $1.5 million and $1.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Share-Based Compensation Plan

On September 17, 2015, stockholders of the Company approved the 2015 Equity Incentive Plan (the “2015 EIP”). The 2015 EIP provides for the award of up to 4,550,000 shares of common stock pursuant to grants of restricted stock awards, incentive stock options and non-qualified stock options; provided, however, that no more than 1,300,000 shares may be issued or delivered pursuant to restricted stock awards and no more than 3,250,000 shares may be issued or delivered in the aggregate pursuant to the exercise of stock options. Pursuant to terms of the 2015 EIP, the Board of Directors has granted restricted stock and stock options to employees and directors. All of the awards granted to date vest evenly over a five year period from the date of the grant and the maximum term of each option is ten years. As of December 31, 2016, there were 717,290 restricted stock awards and 1,883,774 stock options that remain available for future grants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also maintains the 2008 Equity Incentive Plan (the “2008 EIP”). The 2008 EIP provides for the award of up to 3,547,732 shares of common stock pursuant to grants of restricted stock awards, incentive stock options, non-qualified stock options and stock appreciation rights (“SARs”); provided, however, that no more than 1,013,638 shares may be issued or delivered pursuant to restricted stock awards and no more than 2,534,094 shares may be issued or delivered in the aggregate pursuant to the exercise of stock options or SARs. The Board of Directors has granted restricted shares and stock options to employees and directors pursuant to the terms of the 2008 EIP. The options may be treated as stock appreciation rights that are settled in stock at the option of the vested participant. All of the awards granted to date vest evenly over a five year period from the date of the grant and the maximum term of each option is ten years. As of December 31, 2016, there were 7,595 restricted stock awards and 21,357 stock options that remain available for future grants.

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

The Company utilized the simplified method of calculating the expected term of the options granted in 2015 for the 2015 EIP and 2008 EIP because limited historical data specific to the shares exists at the present time. The simplified method is an appropriate method because the option awards are “plain vanilla” shares that are valued utilizing the Black-Scholes method. The weighted-average assumptions used and fair value for options granted during the years ended December 31, 2015, respectively are as follows:

2015
Expected term (years)	6.50
Expected dividend yield	0.83%
Expected volatility	26.02%
Expected forfeiture rate	6.02%
Risk-free interest rate	1.77%
Weighted average fair value of options granted	$3.78

The aggregate grant date fair value of options granted in 2015 was $5.9 million. There were no options granted during the years ended December 31, 2016 and December 31, 2014.

A summary of options and SARs under the plans as of December 31, 2016, and activity during the year then ended, is presented below:

	Number of Shares	Weighted -Average Exercise Price	Weighted -Average Remaining Contractual Life (in years)
Options outstanding at beginning of year	3,513,467	$8.53	6.34
Options granted	—	—
Options exercised	(53,314)	3.87
SARs exercised	(36,556)	4.04
Forfeited	(40,508)	12.94

Options outstanding at end of year	3,383,089	8.60	5.39

Options exercisable at end of year	2,115,966	5.50	3.42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value, which fluctuates based on changes in the fair market value of the Company’s stock, is $34.9 million and $28.4 million for all outstanding and exercisable options, respectively, at December 31, 2016, based on a closing stock price of $18.90. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2016 and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2016. The total pre-tax intrinsic value for options exercised was $954,000, $2.3 million and $287,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The total pre-tax intrinsic value for options exercised represents the difference between the weighted-average closing market stock price on the exercise date and the weighted-average exercise price, multiplied by the number of options exercised during the year. Shares for the exercise of stock options are expected to come from the Company’s authorized and unissued shares.

The following table summarizes the Company’s non-vested restricted stock activity for the year ended December 31, 2016:

	Number of Shares	Weighted - Average Grant-Date Fair Value
Non-vested restricted stock at beginning of year	777,341	13.27
Granted	—	—
Vested	172,325	12.45
Forfeited	21,513	13.39

Non-vested restricted stock at end of year	583,503	13.50

The total fair value of restricted shares vested in 2016 was $3.3 million.

For the years ended December 31, 2016, 2015 and 2014, share-based compensation expense under the plans and the related tax benefit totaled $3.3 million and $1.1 million, $1.1 million and $289,000, and $792,000 and $218,000, respectively.

As of December 31, 2016, there was $11.8 million of total unrecognized compensation expense related to non-vested options and restricted shares granted under the plan. This cost is expected to be recognized over a weighted-average period of 3.7 years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2016, the remaining principal balance on the ESOP debt is payable as follows:

Year Ending December 31,	Amount
(In thousands)
2017	$667
2018	689
2019	711
2020	734
2021	758
Thereafter	17,395

$20,954

Shares held by the ESOP include the following:

	December 31,
	2016	2015
	(In thousands)
Allocated	851	729
Committed to be allocated	122	122
Unallocated	2,679	2,801

	3,652	3,652

The fair value of the unallocated shares was $50.6 million and $39.5 million at December 31, 2016 and 2015, respectively. Total compensation expense recognized in connection with the ESOP for the years ended December 31, 2016, 2015 and 2014 was $1.8 million, $1.6 million and $1.3 million, respectively.

Bank-Owned Life Insurance

The Company is the sole owner of life insurance policies pertaining to certain employees. The Company has entered into agreements with these employees whereby the Company will pay to the employees’ estate or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policies. These post-retirement benefits are accrued over the expected service period of the employees. Expense associated with this post-retirement benefit for the years ended December 31, 2016, 2015 and 2014 amounted to $543,000, $410,000 and $490,000, respectively.

Incentive Compensation Plan

Eligible officers and employees of the Company participate in an incentive compensation plan which is based on various factors as set forth by the Executive Committee. Incentive compensation plan expense for the years ended December 31, 2016, 2015 and 2014 amounted to $4.9 million, $4.2 million and $3.5 million, respectively.

11.    STOCKHOLDERS’ EQUITY

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Federal banking regulations include minimum capital requirements as set forth in the following table. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total to risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer is being phased in over three years, beginning on January 1, 2016. Also, certain new deductions from and adjustments to regulatory capital will be phased in over several years. Management believes that the Company’s capital levels will remain characterized as “well-capitalized” throughout the phase in periods.

The Company’s and the Bank’s actual capital amounts and ratios follow:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2016
Total Capital (to Risk Weighted Assets):
Company	$633,420	15.0%	$338,878	8.0%	$423,597	10.0%
Bank	493,944	11.7	337,058	8.0	421,323	10.0
Tier 1 Capital (to Risk Weighted Assets):
Company	591,804	14.0	254,158	6.0	338,878	8.0
Bank	452,328	10.7	252,794	6.0	337,058	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	591,804	14.0	190,619	4.5	275,338	6.5
Bank	452,328	10.7	189,595	4.5	273,860	6.5
Tier 1 Capital (to Average Assets):
Company	591,804	13.8	171,854	4.0	214,817	5.0
Bank	452,328	10.7	168,518	4.0	210,648	5.0
December 31, 2015
Total Capital (to Risk Weighted Assets):
Company	$606,611	17.5%	$277,591	8.0%	$346,989	10.0%
Bank	442,978	12.7	279,604	8.0	349,505	10.0
Tier 1 Capital (to Risk Weighted Assets):
Company	573,206	16.5	208,194	6.0	277,591	8.0
Bank	409,573	11.7	209,703	6.0	279,604	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	573,206	16.5	156,145	4.5	225,543	6.5
Bank	409,573	11.7	157,277	4.5	227,179	6.5
Tier 1 Capital (to Average Assets):
Company	573,206	16.7	137,245	4.0	171,557	5.0
Bank	409,573	12.5	130,988	4.0	163,735	5.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the Company’s and Bank’s stockholders’ equity to total regulatory capital follows:

	December 31,
	2016		2015
	Consolidated	Bank	Consolidated	Bank
	(In thousands)
Total stockholders’ equity per financial statements	$607,297	$467,821	$588,126	$424,535
Adjustments to Tier 1 and Common Equity Tier 1 capital:
Accumulated other comprehensive (gain) loss	(1,806)	(1,806)	2,092	2,050
Net unrealized losses on marketable equity securities	—	—	(3,325)	(3,325)
Goodwill disallowed	(13,687)	(13,687)	(13,687)	(13,687)

Total Tier 1 and Common Equity Tier 1 capital	591,804	452,328	573,206	409,573

Adjustments to total capital:
Allowance for loan losses	40,149	40,149	33,405	33,405
45% of net unrealized gains on marketable equity securities	1,467	1,467	—	—

Total regulatory capital	$633,420	$493,944	$606,611	$442,978

Liquidation Account

At the time of the minority stock offering, which was completed on January 22, 2008, the Company established a liquidation account totaling $114.2 million. The liquidation account is equal to the net worth of the Company as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the minority stock offering. In addition, the Company also established a secondary liquidation account totaling $150.2 million in connection with the second-step offering that was completed on July 28, 2014. This liquidation account is equal to Meridian Financial Services, Incorporated’s ownership interest in Old Meridian’s total stockholders’ equity as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection second-step stock offering plus the value of the net assets of Meridian Financial Services, Incorporated as of the date of the latest statement of financial condition of Meridian Financial Services, Incorporated prior to the consummation of the conversion (excluding its ownership of Old Meridian). The liquidation accounts are maintained for the benefit of the eligible account holders and supplemental eligible account holders who maintain their accounts at the Bank after the offerings. The liquidation accounts are reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an account holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts held then. At December 31, 2016, the minority stock offering and second-step offering liquidation accounts amounted to $15.4 million and $74.8 million, respectively.

Other Capital Restrictions

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount for dividends which may be paid in any calendar year cannot exceed the Bank’s net income for the current year, plus the Bank’s net income retained for the two previous years, without regulatory approval. At December 31, 2016, the Bank’s retained earnings available for the payment of dividends was $80.6 million. Loans or advances are limited to 10% of the Bank’s capital stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and surplus on a secured basis. Funds available for loans or advances by the Bank to the Company amounted to $46.8 million. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Stock Repurchases and Dividends

The Company may use capital management tools such as cash dividends and common share repurchases. Massachusetts regulations restrict repurchases for the first three years following the second-step conversion except where compelling and valid business reasons are established to the satisfaction of the Massachusetts Commissioner of Banks. The Company is also subject to the Federal Reserve Board’s notice provisions for stock repurchases. In August 2015, the Company received regulatory approval from the Massachusetts Commissioner of Banks and a non-objection from the Federal Reserve Bank to adopt a stock repurchase program for up to 5% of its common stock. As of December 31, 2016, the Company had repurchased 2,059,611 shares of its stock at an average price of $13.71 per share, or 75.2% of the 2,737,334 shares authorized for repurchase under the Company’s repurchase program. For the year ended December 31, 2016, the Company’s Board of Directors declared four quarterly cash dividends of $0.03 per common share on March 1, 2016, June 1, 2016, September 1, 2016 and December 1, 2016.

12.    FAIR VALUES OF ASSETS AND LIABILITIES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized as follows. There were no liabilities measured at fair value on a recurring basis.

	December 31, 2016
	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Assets:
Debt securities	$—	$21,631	$—	$21,631
Marketable equity securities	46,032	—	—	46,032
Derivative loan commitments	—	—	20	20
Forward loan sale commitments	—	—	169	169
Loan level interest rate swaps	—	—	779	779

Total assets	$46,032	$21,631	$968	$68,631

Liabilities:
Derivative loan commitments	$—	$—	$26	$26
Forward loan sale commitments	—	—	15	15
Loan level interest rate swaps	—	—	779	779

Total liabilities	$—	$—	$820	$820

	December 31, 2015
	Level 1	Level 2	Level 3	Total Fair Value

	(In thousands)
Assets:
Debt securities	$—	$78,095	$—	$78,095
Marketable equity securities	63,551	—	—	63,551
Derivative loan commitments	—	—	19	19
Forward loan sale commitments	—	—	67	67
Loan level interest rate swaps	—	—	1,008	1,008

Total assets	$63,551	$78,095	$1,094	$142,740

Liabilities:
Derivative loan commitments	$—	$—	$4	$4
Forward loan sale commitments	—	—	2	2
Loan level interest rate swaps	—	—	1,008	1,008

Total liabilities	$—	$—	$1,014	$1,014

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other assets on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or market accounting or write-downs of individual assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets. The gain/loss represents the amount of write-down, charge-off or specific reserve recorded during the periods noted on the assets held at period end. There were no liabilities measured at fair value on a non-recurring basis.

	December 31,2016			Year Ended December 31, 2016
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Impaired loans	$—	$—	$4,916	$—

	$—	$—	$4,916	$—

	December 31, 2015			Year Ended December 31, 2015
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Impaired loans	$—	$—	$20,452	$2,399

	$—	$—	$20,452	$2,399

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

	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and due from banks	$236,423	$236,423	$—	$—	$236,423
Certificates of deposit	80,323	—	80,710	—	80,710
Securities available for sale	67,663	46,032	21,631	—	67,663
Federal Home Loan Bank stock	18,175	—	—	18,175	18,175
Loans and loans held for sale, net	3,902,612	—	—	3,970,896	3,970,896
Accrued interest receivable	10,381	—	—	10,381	10,381

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial liabilities:
Deposits	3,475,837	—	—	3,485,618	3,485,618
Borrowings	322,512	—	322,928	—	322,928
Accrued interest payable	1,384	—	—	1,384	1,384
On-balance sheet derivative financial instruments:
Assets:
Derivative loan commitments	20	—	—	20	20
Forward loan sale commitments	169	—	—	169	169
Loan level interest rate swaps	779	—	—	779	779
Liabilities:
Derivative loan commitments	26	—	—	26	26
Forward loan sale commitments	15	—	—	15	15
Loan level interest rate swaps	779	—	—	779	779

	December 31, 2015
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and due from banks	$96,363	$96,363	$—	$—	$96,363
Certificates of deposit	99,062	—	99,205	—	99,205
Securities available for sale	141,646	63,551	78,095	—	141,646
Federal Home Loan Bank stock	10,931	—	—	10,931	10,931
Loans and loans held for sale, net	3,049,911	—	—	3,096,160	3,096,160
Accrued interest receivable	8,574	—	—	8,574	8,574
Financial liabilities:
Deposits	2,743,018	—	—	2,749,601	2,749,601
Borrowings	167,226	—	167,702	—	167,702
Accrued interest payable	890	—	—	890	890
On-balance sheet derivative financial instruments:
Assets:
Derivative loan commitments	19	—	—	19	19
Forward loan sale commitments	67	—	—	67	67
Loan level interest rate swaps	1,008	—	—	1,008	1,008
Liabilities:
Derivative loan commitments	4	—	—	4	4
Forward loan sale commitments	2	—	—	2	2
Loan level interest rate swaps	1,008	—	—	1,008	1,008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Meridian Bancorp, Inc. is as follows:

	December 31,
	2016	2015
	(In thousands)
BALANCE SHEETS
Assets
Cash and cash equivalents from subsidiary	$34,613	$3,448
Cash and cash equivalents from other banks	—	10,065

Total cash and cash equivalents	34,613	13,513
Certificates of deposit	80,323	99,062
Securities available for sale, at fair value	5,003	30,057
Investment in subsidiaries	467,821	424,535
ESOP loan receivable	20,954	21,600
Other assets	2,735	2,995

Total assets	$611,449	$591,762

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$4,152	$3,636
Stockholders’ equity	607,297	588,126

Total liabilities and stockholders’ equity	$611,449	$591,762

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
STATEMENTS OF INCOME
Income:
Interest on ESOP loan	$702	$722	$574
Interest on certificates of deposit	495	624	47
Interest and dividend income on securities	184	151	10
Other interest and dividend income	4	82	12
Gain on sale of securities, net	182	—	—

Total income	1,567	1,579	643
Operating expenses	1,174	993	808

Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	393	586	(165)
Applicable income tax provision (benefit)	160	240	(67)

	233	346	(98)
Equity in undistributed earnings of subsidiaries	33,957	24,261	22,425

Net income	$34,190	$24,607	$22,327

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
Net income	$34,190	$24,607	$22,327
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(33,957)	(24,261)	(22,425)
Net accretion of securities available for sale	—	(3)	—
Gain on sales of securities, net	(182)	—	—
Share-based compensation expense	319	97	140
Decrease (increase) in other assets	232	828	(1,489)
Increase in other liabilities	550	211	1,708

Net cash provided by operating activities	1,152	1,479	261

Cash flows from investing activities:
Purchases of certificates of deposit	(80,423)	(26,562)	(85,000)
Maturities of certificates of deposit	99,162	12,500	—
Activity in securities available for sale:
Redemption (purchase) of mutual funds, net	123	19,882	(18,981)
Proceeds from sales	782	—	—
Proceeds from maturities	25,000	—	—
Purchases	(600)	(5,009)	(24,991)
Cash received in MHC merger	—	—	2,640
Capital contribution from subsidiary	—	—	3,034
Capital contribution to bank subsidiary	—	—	(159,266)
Principal payments on ESOP loan receivable	646	626	1,025

Net cash provided (used) by investing activities	44,690	1,437	(281,539)

Cash flows from financing activities:
Net proceeds from sale of common stock	—	—	302,281
Cash dividends paid on common stock	(6,148)	(1,462)	—
Repurchase of common stock	(18,799)	(9,428)	—
Stock options exercised	205	232	69

Net cash (used) provided by financing activities	(24,742)	(10,658)	302,350

Net change in cash and cash equivalents	21,100	(7,742)	21,072
Cash and cash equivalents at beginning of year	13,513	21,255	183

Cash and cash equivalents at end of year	$34,613	$13,513	$21,255

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.    SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (Unaudited)

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

	Years Ended December 31,
	2016				2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share amounts)
Interest and dividend income	$41,249	$38,420	$35,839	$34,184	$32,639	$31,338	$29,787	$29,578
Interest expense	7,830	7,118	6,384	5,805	5,300	5,125	4,841	5,185

Net interest income	33,419	31,302	29,455	28,379	27,339	26,213	24,946	24,393
Provision for loan losses (1)	1,304	858	3,952	1,066	544	2,412	3,651	60

Net interest income, after provision for loan losses	32,115	30,444	25,503	27,313	26,795	23,801	21,295	24,333
Non-interest income (2)	5,614	3,301	2,583	2,692	2,674	2,797	4,219	3,350
Non-interest expenses	19,778	19,164	19,322	19,230	19,187	18,089	17,347	18,068

Income before income taxes	17,951	14,581	8,764	10,775	10,282	8,509	8,167	9,615
Provision for income taxes	6,642	5,084	2,857	3,298	3,407	2,767	2,582	3,210

Net income	$11,309	$9,497	$5,907	$7,477	$6,875	$5,742	$5,585	$6,405

Earnings per share:
Basic	$0.22	$0.19	$0.12	$0.14	$0.13	$0.11	$0.11	$0.12
Diluted	$0.22	$0.18	$0.11	$0.14	$0.13	$0.11	$0.11	$0.12
Weighted average shares:
Basic	50,940,037	50,982,633	51,026,985	51,569,683	51,982,009	51,940,055	52,074,889	51,862,146
Diluted	52,102,511	52,093,009	52,137,475	52,663,921	53,092,652	53,023,850	53,166,560	53,003,621

(1)

The provision for loan losses for the second quarter of 2016 reflected higher expense primarily due to loan portfolio growth in the commercial loan categories occurring in the quarter. For the second quarter of 2015, the provision for loan losses reflected higher provision expense primarily due to a $2.3 million charge-off related to a construction loan relationship.

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

The information in the Company’s definitive Proxy Statement, prepared for the 2017 Annual Meeting of Shareholders, which contains information concerning directors of the Company under the captions “Election of Directors” and “Information About the Board of Directors”; information concerning executive officers of the Company under the caption “Information About the Executive Officers”; information concerning the code of ethics, the audit committee and its composition and the audit committee financial expert under the under caption “Corporate Governance;” and information concerning Section 16(a) compliance under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference or will be filed by an amendment to this Annual Report.

A copy of the Company’s Code of Ethics and Business Conduct is available to stockholders on the Corporate Governance portion of the Investors Relations section on the Bank’s website at www.ebsb.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information in the Company’s definitive Proxy Statement, prepared for the 2017 Annual Meeting of Shareholders, which contains information concerning this item, under the captions “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation,” is incorporated herein by reference or will be filed by an amendment to this Annual Report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Company’s definitive Proxy Statement, prepared for the 2017 Annual Meeting of Shareholders, which contains information concerning this item, under the caption “Stock Ownership” is incorporated herein by reference or will be filed by an amendment to this Annual Report.

Equity Compensation Plan Information

The following table provides information as of December 31, 2016, regarding shares outstanding and available for issuance under the Company’s equity compensation plan. Additional information regarding stock-based compensation is presented in Note 10, “Employee Benefit Plans” of the Notes to Consolidated Financial Statements within Part II, Item 8, “Financial Statements and Supplementary Data.” Other than our employee stock ownership plan, there are no equity compensation plans not approved by security holders.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,383,089	$8.60	2,630,016
Equity compensation plans not approved by security holders	—	—	—

Total	3,383,089	$8.60	2,630,016

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The “Transactions with Certain Related Persons” and information concerning directors independence of the Company under the caption “Election 1 – Election of Directors” section of the 2017 Proxy Statement is incorporated herein by reference or filed by an amendment to this Annual Report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the 2017 Proxy Statement is incorporated herein by reference or filed by an amendment to this Annual Report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets — at December 31, 2016 and 2015

(C)	Consolidated Statements of Net Income — Years ended December 31, 2016, 2015 and 2014

(D)	Consolidated Statements of Comprehensive Income — Years ended December 31, 2016, 2015 and 2014

(E)	Consolidated Statements of Changes in Stockholders’ Equity — Years ended December 31, 2016, 2015 and 2014

(F)	Consolidated Statements of Cash Flows — Years ended December 31, 2016, 2015 and 2014

(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

None.

(a)(3) Exhibits

3.1	Articles of Incorporation of Meridian Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Meridian Bancorp, Inc. (File No. 333-194454), originally filed with the Securities and Exchange Commission on March 10, 2014)
3.2	Bylaws of Meridian Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Meridian Bancorp, Inc. (File No. 333-194454), originally filed with the Securities and Exchange Commission on March 10, 2014)
4	Form of Common Stock Certificate of Meridian Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Meridian Bancorp, Inc. (File No. 333-194454), originally filed with the Securities and Exchange Commission on March 10, 2014)
10.1	Meridian Bancorp, Inc. 2015 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders (File No. 001-36573), filed with the Securities and Exchange Commission on August 18, 2015)
10.2	Form of Employee Stock Option Agreement under the Meridian Bancorp, Inc. 2015 Equity Incentive Plan filed as an exhibit to Form 8-K filed on November 5, 2015
10.3	Form of Director Stock Option Agreement under the Meridian Bancorp, Inc. 2015 Equity Incentive Plan filed as an exhibit to Form 8-K filed on November 5, 2015
10.4	Amended and Restated Employment Agreement with Richard J. Gavegnano and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014
10.5	East Boston Savings Bank Amended and Restated Employee Severance Compensation Plan filed as an exhibit to Form 10-Q filed on November 10, 2014
10.6	Form of Amended and Restated Supplemental Executive Retirement Agreements with Directors Vincent D. Basile, Domenic A. Gambardella, Edward L. Lynch, Gregory F. Natalucci, and James G. Sartori filed as an exhibit to Form 10-Q filed on November 10, 2014
10.7	Amended and Restated Supplemental Executive Retirement Agreement with Richard J. Gavegnano filed as an exhibit to Form 10-Q filed on November 10, 2014
10.8	2008 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting, as filed with the Securities and Exchange Commission on July 11, 2008)
10.9	Termination Amendment for the Amended and Restated Employment Agreement between Edward J. Merritt and East Boston Savings Bank dated December 10, 2015 filed as an exhibit to Form 8-K filed on December 10, 2015
10.10	Amended and Restated Supplemental Executive Retirement Agreement between East Boston Savings Bank and Edward J. Merritt dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014
10.11	Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2010)
10.12	First Amendment to Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2010)
10.13	Amended and Restated Two-Year Change in Control Agreement between Mark Abbate and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014
10.14	Incentive Compensation Plan filed as an exhibit to Form 10-K filed on March 17, 2014
10.15	Amended and Restated Two-Year Change in Control Agreement between John Migliozzi and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014
10.16	East Boston Non-Qualified Supplemental Employee Stock Ownership Plan dated October 1, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.17	Amended and Restated Two-Year Change in Control Agreement between Frank Romano and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-K filed on March 13, 2015
10.18	Form of Restricted Stock Award Agreement under the Meridian Bancorp, Inc. 2015 Equity Incentive Plan filed as an exhibit to Form 8-K filed on November 5, 2015
10.19	Two-Year Change in Control Agreement between Edward J. Merritt and East Boston Savings Bank dated December 10, 2015 filed as an exhibit to Form 8-K filed on December 10, 2015
10.20	Freeze Amendment to the Amended and Restated Supplemental Executive Retirement Agreement between East Boston Savings Bank and Edward J. Merritt dated December 10, 2015 filed as an exhibit to Form 8-K filed on December 10, 2015
21	Subsidiaries of Registrant filed as an exhibit to Form 10-Q filed on November 10, 2014
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN BANCORP, INC. (Registrant)

Date: March 1, 2017	By:	/s/ Richard J. Gavegnano
Richard J. Gavegnano Chairman, President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard J. Gavegnano Richard J. Gavegnano	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2017

/s/ Mark L. Abbate Mark L. Abbate	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2017

/s/ Cynthia C. Carney Cynthia C. Carney	Director	March 1, 2017

/s/ Marilyn A. Censullo Marilyn A. Censullo	Director	March 1, 2017

/s/ Russell L. Chin Russell L. Chin	Director	March 1, 2017

/s/ Anna R. DiMaria Anna R. DiMaria	Director	March 1, 2017

/s/ Richard F. Fernandez Richard F. Fernandez	Director	March 1, 2017

/s/ Domenic A. Gambardella Domenic A. Gambardella	Director	March 1, 2017

/s/ Thomas J. Gunning Thomas J. Gunning	Director	March 1, 2017

/s/ Carl A. LaGreca Carl A. LaGreca	Director	March 1, 2017

/s/ Edward J. Merritt Edward J. Merritt	Director	March 1, 2017

/s/ Gregory F. Natalucci Gregory F. Natalucci	Director	March 1, 2017

/s/ James G. Sartori James G. Sartori	Director	March 1, 2017