Form 10-Q
period 2017-03-31
Meridian Bancorp, Inc.
filed 2017-05-09
CIK 1600125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 1, 2017, there were 53,638,998 outstanding shares of the Registrant’s common stock.

MERIDIAN BANCORP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
ASSETS
Cash and due from banks	$327,663	$236,423
Certificates of deposit	80,323	80,323
Securities available for sale, at fair value	59,058	67,663
Federal Home Loan Bank stock, at cost	18,629	18,175
Loans held for sale	1,022	3,944
Loans, net of fees and costs	4,062,507	3,938,817
Less: allowance for loan losses	(41,764)	(40,149)

Loans, net	4,020,743	3,898,668
Bank-owned life insurance	41,033	40,745
Premises and equipment, net	41,099	41,427
Accrued interest receivable	10,070	10,381
Deferred tax asset, net	21,471	21,461
Goodwill	13,687	13,687
Other assets	3,914	3,105

Total assets	$4,638,712	$4,436,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$439,315	$431,222
Interest-bearing	3,217,318	3,044,615

Total deposits	3,656,633	3,475,837
Long-term debt	334,827	322,512
Accrued expenses and other liabilities	31,074	30,356

Total liabilities	4,022,534	3,828,705

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 53,630,841 and 53,596,105 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	536	536
Additional paid-in capital	391,316	390,065
Retained earnings	241,472	234,290
Accumulated other comprehensive income	2,034	1,806
Unearned compensation - ESOP, 2,648,359 and 2,678,800 shares at March 31, 2017 and December 31, 2016, respectively	(19,180)	(19,400)

Total stockholders’ equity	616,178	607,297

Total liabilities and stockholders’ equity	$4,638,712	$4,436,002

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$40,489	$33,097
Interest on debt securities:
Taxable	119	266
Tax-exempt	10	33
Dividends on equity securities	277	400
Interest on certificates of deposit	212	170
Other interest and dividend income	645	218

Total interest and dividend income	41,752	34,184

Interest expense:
Interest on deposits	7,419	5,228
Interest on short-term borrowings	—	6
Interest on long-term debt	980	571

Total interest expense	8,399	5,805

Net interest income	33,353	28,379
Provision for loan losses	1,619	1,066

Net interest income, after provision for loan losses	31,734	27,313

Non-interest income:
Customer service fees	2,052	1,947
Loan fees	68	312
Mortgage banking gains, net	90	70
Gain on sales of securities, net	1,574	59
Income from bank-owned life insurance	288	302
Other income	—	2

Total non-interest income	4,072	2,692

Non-interest expenses:
Salaries and employee benefits	13,675	12,513
Occupancy and equipment	3,023	2,484
Data processing	1,379	1,257
Marketing and advertising	854	713
Professional services	1,135	613
Deposit insurance	691	452
Other general and administrative	1,120	1,198

Total non-interest expenses	21,877	19,230

Income before income taxes	13,929	10,775
Provision for income taxes	4,685	3,298

Net income	$9,244	$7,477

Earnings per share:
Basic	$0.18	$0.14
Diluted	$0.18	$0.14
Weighted average shares:
Basic	50,949,634	51,569,683
Diluted	52,526,737	52,663,921

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net income	$9,244	$7,477

Other comprehensive income:
Securities available for sale:
Unrealized holding gain	1,958	1,375
Reclassification adjustment for gains realized in income (1)	(1,574)	(59)

Net unrealized gain	384	1,316
Tax effect	(156)	(574)

Total other comprehensive income	228	742

Comprehensive income	$9,472	$8,219

(1)	Amounts are included in gain on sales of securities, net in the Consolidated Statements of Net Income. Provision for income tax associated with the reclassification adjustments for the three months ended March 31, 2017 and 2016 were $639,000 and $26,000, respectively.

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation - ESOP	Total
	(Dollars in thousands)
Three Months Ended March 31, 2017

Balance at December 31, 2016	53,596,105	$536	$390,065	$234,290	$1,806	$(19,400)	$607,297
Comprehensive income	—	—	—	9,244	228	—	9,472
Dividends declared ($0.04 per share)	—	—	—	(2,062)	—	—	(2,062)
ESOP shares earned (30,441 shares)	—	—	351	—	—	220	571
Share-based compensation expense - restricted stock, net of awards forfeited	(8,080)	—	489	—	—	—	489
Share-based compensation expense - stock options, net of awards forfeited	—	—	275	—	—	—	275
Stock options exercised	42,816	—	136	—	—	—	136

Balance at March 31, 2017	53,630,841	$536	$391,316	$241,472	$2,034	$(19,180)	$616,178

Three Months Ended March 31, 2016

Balance at December 31, 2015	54,875,237	$549	$403,737	$206,214	$(2,092)	$(20,282)	$588,126
Comprehensive income	—	—	—	7,477	742	—	8,219
Dividends declared ($0.03 per share)	—	—	—	(1,533)	—	—	(1,533)
Repurchased stock related to buyback program	(976,417)	(10)	(13,372)	—	—	—	(13,382)
ESOP shares earned (30,441 shares)	—	—	194	—	—	220	414
Share-based compensation expense - restricted stock, net of awards forfeited	(4,950)	—	530	—	—	—	530
Share-based compensation expense - stock options, net of awards forfeited	—	—	297	—	—	—	297
Excess tax benefits in connection with share-based compensation	—	—	6	—	—	—	6
Stock options exercised	2,000	—	7	—	—	—	7

Balance at March 31, 2016	53,895,870	$539	$391,399	$212,158	$(1,350)	$(20,062)	$582,684

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$9,244	$7,477
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of acquisition fair value adjustments	(54)	(39)
ESOP shares earned expense	571	414
Provision for loan losses	1,619	1,066
Accretion of net deferred loan origination fees	(217)	(289)
Net accretion of securities available for sale	(1)	(17)
Depreciation and amortization expense	794	712
Gain on sales of securities, net	(1,574)	(59)
Deferred income tax benefit	(166)	(196)
Income from bank-owned life insurance	(288)	(302)
Share-based compensation expense	764	827
Net changes in:
Loans held for sale	2,922	3,475
Accrued interest receivable	311	(257)
Other assets	(809)	(692)
Accrued expenses and other liabilities	184	(2,094)

Net cash provided by operating activities	13,300	10,026

Cash flows from investing activities:
Purchases of certificates of deposit	—	(10,117)
Maturities of certificates of deposit	—	16,504
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	5,241	8,388
Purchase of mutual funds, net	(35)	(39)
Proceeds from sales	8,393	3,914
Purchases	(3,022)	(1,344)
Loans originated, net of principal payments received	(123,462)	(163,892)
Purchases of premises and equipment	(445)	(1,176)
Purchase of Federal Home Loan Bank stock	(454)	(2,090)

Net cash used in investing activities	(113,784)	(149,852)

(Continued on next page)

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(Unaudited)

Cash flows from financing activities:
Net increase in deposits	180,801	168,406
Net change in borrowings with maturities less than three months	—	(20,000)
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	60,625	90,000
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(48,310)	(25,800)
Cash dividends paid on common stock	(1,528)	(1,646)
Stock options exercised	136	7
Repurchase of common stock	—	(13,382)

Net cash provided by financing activities	191,724	197,585

Net change in cash and cash equivalents	91,240	57,759
Cash and cash equivalents at beginning of period	236,423	96,363

Cash and cash equivalents at end of period	$327,663	$154,122

Supplemental cash flow information:
Interest paid on deposits	$7,192	$5,143
Interest paid on borrowings	908	541
Income taxes paid, net of refunds	2,035	3,026
Non-cash investing and financing activities:
Transfers from loans to foreclosed real estate	—	638

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Meridian Bancorp, Inc. (the “Company”) and all other entities in which it has a controlling financial interest. The Company owns the Bank. The Bank’s subsidiaries include Prospect, Inc., which engages in securities transactions on its own behalf, EBOSCO, LLC, which can hold foreclosed real estate, and East Boston Investment Services, Inc., which is authorized for third-party investment sales and is currently inactive. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission (“SEC”) on March 1, 2017, and is available through the SEC’s website at www.sec.gov.

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the evaluation of securities for other-than-temporary impairment.

Change in accounting principle - Share-based compensation

In March 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”), 2016-09 Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This Update amends its guidance on certain aspects of accounting for share-based payments to employees. The provisions of this Update became effective on January 1, 2017. The various changes applicable to adopting this Update include the following:

Accounting for Income Taxes

The Update states that entities will no longer record the excess tax benefits or deficiencies related to share-based compensation in additional paid in capital. Instead, they will record excess tax benefits or deficiencies in income tax expense or benefit in the income statement as part of the provision for income taxes on a prospective basis. For interim reporting purposes the excess tax benefits or deficiencies will be recorded as discrete items in the period in which they occur. The presentation of the excess tax benefits will be presented as an operating activity in the statement of cash flows. In addition, under the new guidance, when calculating incremental shares for earnings per share, entities exclude from assumed proceeds excess tax benefits that previously would have been recorded in additional paid in capital. The total income tax benefit recorded in the provision for income taxes for the quarter ended March 31, 2017 was $168,000.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall, (Subtopic 825-10). The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Targeted changes to GAAP include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has a portfolio of equity investments and if such guidance were effective for the year ending December 31, 2017, a net unrealized gain of approximately $407,000 and related deferred tax provision of $142,000 would have been recognized in net income for the three months ended March 31, 2017, instead of in other comprehensive income. The impact of this guidance on future periods is dependent on future market conditions and investment activity.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350). The update intends to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the impairment charge should not exceed the total amount of goodwill allocated to that reporting unit. This update will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The impact to the consolidated financial statements upon adopting this update is not expected to be material.

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

Basic and diluted earnings per share have been computed based on the following:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands, except per share amounts)
Net income available to common stockholders	$9,244	$7,477

Basic weighted average shares outstanding	50,949,634	51,569,683
Effect of dilutive stock options	1,577,103	1,094,238

Diluted weighted average shares outstanding	52,526,737	52,663,921

Earnings per share:
Basic	$0.18	$0.14
Diluted	$0.18	$0.14

For the three months ended March 31, 2017 there were no anti-dilutive options. For the three months ended March 31, 2016, options for the exercise of 392,753 shares were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

4. SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2017
Debt securities:
Corporate bonds:
Financial services	$8,995	$8	$(3)	$9,000
Industrials	1,000	1	—	1,001

Total corporate bonds	9,995	9	(3)	10,001
Municipal bonds	1,112	21	—	1,133
Residential mortgage-backed securities:
Government-sponsored enterprises	4,836	323	(2)	5,157
Private label	83	6	—	89

Total debt securities	16,026	359	(5)	16,380

Marketable equity securities:
Common stocks:
Basic materials	5,051	574	(330)	5,295
Consumer products and services	12,037	1,012	(426)	12,623
Financial services	6,020	898	(15)	6,903
Healthcare	8,650	1,081	(147)	9,584
Industrials	4,421	672	—	5,093
Technology	2,795	400	(52)	3,143

Total common stocks	38,974	4,637	(970)	42,641
Money market mutual funds	37	—	—	37

Total marketable equity securities	39,011	4,637	(970)	42,678

Total securities available for sale	$55,037	$4,996	$(975)	$59,058

December 31, 2016
Debt securities:
Corporate bonds:
Financial services	$12,989	$16	$(3)	$13,002
Industrials	1,000	3	—	1,003

Total corporate bonds	13,989	19	(3)	14,005
Municipal bonds	1,202	17	—	1,219
Residential mortgage-backed securities:
Government-sponsored enterprises	5,284	325	(3)	5,606
Private label	779	22	—	801

Total debt securities	21,254	383	(6)	21,631

Marketable equity securities:
Common stocks:
Basic materials	6,763	901	(232)	7,432
Consumer products and services	13,567	1,093	(382)	14,278
Financial services	5,953	970	—	6,923
Healthcare	8,225	533	(456)	8,302
Industrials	4,181	624	(11)	4,794
Technology	4,081	440	(220)	4,301

Total common stocks	42,770	4,561	(1,301)	46,030
Money market mutual funds	2	—	—	2

Total marketable equity securities	42,772	4,561	(1,301)	46,032

Total securities available for sale	$64,026	$4,944	$(1,307)	$67,663

At March 31, 2017, securities with an amortized cost of $3.9 million and $488,000 were pledged as collateral for Federal Home Loan Bank of Boston (“FHLB”) borrowings and for the Federal Reserve Bank discount window borrowings, respectively.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2017 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

			After One Year
	One Year or Less		Through Five Years		After Five Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Corporate bonds:
Financial services	$8,995	$9,000	$—	$—	$—	$—	$8,995	$9,000
Industrials	1,000	1,001	—	—	—	—	1,000	1,001

Total corporate bonds	9,995	10,001	—	—	—	—	9,995	10,001
Municipal bonds	445	447	667	686	—	—	1,112	1,133
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	1	1	4,835	5,156	4,836	5,157
Private label	—	—	—	—	83	89	83	89

Total	$10,440	$10,448	$668	$687	$4,918	$5,245	$16,026	$16,380

For the three months ended March 31, 2017 and 2016, proceeds from sales of securities available for sale amounted to $8.4 million and $3.9 million, respectively. Gross gains of $1.6 million and $909,000 and gross losses of $21,000 and $850,000, respectively, were realized on those sales.

Information pertaining to securities available for sale as of March 31, 2017 and 2016, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
March 31, 2017
Debt securities:
Corporate bonds-financial services	$3	$4,999	$—	$—
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	2	202

Total debt securities	3	4,999	2	202

Marketable equity securities:
Common stocks:
Basic materials	—	—	330	1,470
Consumer products and services	300	3,260	126	1,081
Financial services	15	853	—	—
Healthcare	55	1,066	92	1,481
Technology	4	709	48	297

Total common stocks and marketable equity securities	374	5,888	596	4,329

Total temporarily impaired securities	$377	$10,887	$598	$4,531

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
December 31, 2016
Debt securities:
Corporate bonds-financial services	$3	$5,000	$—	$—
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	3	205

Total debt securities	3	5,000	3	205

Marketable equity securities:
Common stocks:
Basic materials	—	—	232	1,568
Consumer products and services	237	3,496	145	1,618
Healthcare	259	2,039	197	1,377
Industrials	11	450	—	—
Technology	—	—	220	1,681

Total common stocks and marketable equity securities	507	5,985	794	6,244

Total temporarily impaired securities	$510	$10,985	$797	$6,449

The Company determined no securities were other-than-temporarily impaired for the three months ended March 31, 2017, and 2016. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.

At March 31, 2017, 18 marketable equity securities with a fair value of $10.2 million had gross unrealized losses totaling $970,000, or an aggregate depreciation of 8.7% from the Company’s cost basis. These marketable equity securities consisted of 10 securities with a fair value of $5.9 million and a gross unrealized loss of $374,000 for less than 12 months and eight securities with a fair value of $4.3 million and a gross unrealized loss of $596,000 for 12 months or longer. The marketable equity securities in a gross unrealized loss position for 12 months or longer were comprised of three securities in the basic materials sector with a fair value of $1.5 million and a gross unrealized loss of $330,000, two securities in the consumer products and services sector with a fair value of $1.1 million and a gross unrealized loss of $126,000, two securities in the healthcare sector with a fair value of $1.5 million and a gross unrealized loss of $92,000 and one security in the technology sector with a fair value of $297,000 and a gross unrealized loss of $48,000.

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

5.	LOANS

A summary of loans follows:

	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$544,025	13.4%	$532,450	13.5%
Home equity lines of credit	42,642	1.0	42,913	1.1
Multi-family	587,180	14.4	562,948	14.3
Commercial real estate	1,791,468	44.0	1,776,601	45.1
Construction	567,352	13.9	502,753	12.8

Total real estate loans	3,532,667	86.9	3,417,665	86.7
Commercial and industrial	524,723	12.9	515,430	13.1
Consumer	9,710	0.2	9,712	0.2

Total loans	4,067,100	100.0%	3,942,807	100.0%

Allowance for loan losses	(41,764)		(40,149)
Net deferred loan origination fees	(4,593)		(3,990)

Loans, net	$4,020,743		$3,898,668

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At March 31, 2017 and 2016, the Company was servicing loans for participants aggregating $241.9 million and $138.4 million, respectively.

At March 31, 2017, multi-family and commercial real estate loans with carrying values totaling $66.7 million and $456.0 million, respectively, were pledged as collateral for FHLB borrowings.

An analysis of the allowance for loan losses and related information follows:

	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at December 31, 2016	$1,367	$4,514	$73	$18,725	$8,931	$6,452	$87	$40,149
Provision (credit) for loan losses	(45)	190	11	416	935	28	84	1,619
Charge-offs	—	—	—	—	—	—	(91)	(91)
Recoveries	30	—	—	—	45	—	12	87

Balance at March 31, 2017	$1,352	$4,704	$84	$19,141	$9,911	$6,480	$92	$41,764

Balance at December 31, 2015	1,354	3,385	144	14,497	8,313	5,620	92	33,405
Provision (credit) for loan losses	31	102	(48)	586	(531)	883	43	1,066
Charge-offs	—	—	—	—	—	(44)	(64)	(108)
Recoveries	—	—	—	—	7	—	20	27

Balance at March 31, 2016	$1,385	$3,487	$96	$15,083	$7,789	$6,459	$91	$34,390

	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
March 31, 2017
Amount of allowance for loan losses for loans deemed to be impaired	$50	$135	$—	$2	$—	$—	$—	$187
Amount of allowance for loan losses for loans not deemed to be impaired	1,302	4,569	84	19,139	9,911	6,480	92	41,577

	$1,352	$4,704	$84	$19,141	$9,911	$6,480	$92	$41,764

Loans deemed to be impaired	$1,403	$1,352	$—	$2,792	$988	$1,778	$—	$8,313
Loans not deemed to be impaired	542,622	585,828	42,642	1,788,676	566,364	522,945	9,710	4,058,787

	$544,025	$587,180	$42,642	$1,791,468	$567,352	$524,723	$9,710	$4,067,100

December 31, 2016
Amount of allowance for loan losses for loans deemed to be impaired	$49	$137	$—	$—	$—	$—	$—	$186
Amount of allowance for loan losses for loans not deemed to be impaired	1,318	4,377	73	18,725	8,931	6,452	87	39,963

	$1,367	$4,514	$73	$18,725	$8,931	$6,452	$87	$40,149

Loans deemed to be impaired	$1,422	$1,359	$—	$2,807	$988	$1,808	$—	$8,384
Loans not deemed to be impaired	531,028	561,589	42,913	1,773,794	501,765	513,622	9,712	3,934,423

	$532,450	$562,948	$42,913	$1,776,601	$502,753	$515,430	$9,712	$3,942,807

The following table provides information about the Company’s past due and non-accrual loans:

	30-59	60-89	90 Days
	Days	Days	or Greater	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(In thousands)
March 31, 2017
Real estate loans:
Residential real estate:
One- to four-family	$428	$485	$2,900	$3,813	$8,761
Home equity lines of credit	563	—	521	1,084	672
Commercial real estate	234	—	1,904	2,138	2,792
Construction	—	—	815	815	815

Total real estate loans	1,225	485	6,140	7,850	13,040
Commercial and industrial	—	—	533	533	646
Consumer	533	452	—	985	—

Total	$1,758	$937	$6,673	$9,368	$13,686

December 31, 2016
Real estate loans:
Residential real estate:
One- to four-family	$641	$834	$2,902	$4,377	$8,487
Home equity lines of credit	707	131	672	1,510	674
Commercial real estate	105	—	1,904	2,009	2,807
Construction	—	—	815	815	815

Total real estate loans	1,453	965	6,293	8,711	12,783
Commercial and industrial	—	—	653	653	653
Consumer	679	392	—	1,071	—

Total	$2,132	$1,357	$6,946	$10,435	$13,436

At March 31, 2017 and December 31, 2016, the Company did not have any accruing loans past due 90 days or more.

The following tables provide information with respect to the Company’s impaired loans:

	March 31, 2017			December 31, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)

Impaired loans without a valuation allowance:
One- to four-family	$827	$1,270		$841	$1,281
Multi-family	71	71		74	74
Commercial real estate	2,373	2,668		2,807	3,102
Construction	988	988		988	1,083
Commercial and industrial	1,778	2,097		1,808	2,138

Total	6,037	7,094		6,518	7,678

Impaired loans with a valuation allowance:
One- to four-family	576	576	$50	581	581	$49
Multi-family	1,281	1,281	135	1,285	1,285	137
Commercial real estate	419	419	2	—	—	—

Total	2,276	2,276	187	1,866	$1,866	186

Total impaired loans	$8,313	$9,370	$187	$8,384	$9,544	$186

At March 31, 2017, additional funds committed to be advanced in connection with impaired construction loans were immaterial.

	Three Months Ended March 31,
	2017			2016
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(In thousands)
One- to four-family	$1,569	$19	$14	$1,875	$21	$21
Multi-family	1,353	13	—	1,395	14	—
Home equity lines of credit	—	—	—	—	—	—
Commercial real estate	2,800	10	10	3,673	38	38
Construction	988	2	—	15,564	8	8
Commercial and industrial	1,789	16	—	757	13	13

Total impaired loans	$8,499	$60	$24	$23,264	$94	$80

The following table summarizes the troubled debt restructurings (“TDRs”) at the dates indicated:

	March 31,	December 31,
	2017	2016
	(In thousands)
TDRs on accrual status:
One- to four-family	$2,200	$2,219
Multi-family	1,352	1,359
Home equity lines of credit	17	18
Commercial real estate	9,374	9,460
Construction	173	174
Commercial and industrial	26	27

Total TDRs on accrual status	13,142	13,257

TDRs on non-accrual status:
One- to four-family	1,108	1,123

Total TDRs on non-accrual status	1,108	1,123

Total TDRs	$14,250	$14,380

The Company generally places loans modified as TDRs on non-accrual status for a minimum period of six months. Loans modified as TDRs qualify for return to accrual status once they have demonstrated performance with the modified terms of the loan agreement for a minimum of six months and future payments are reasonably assured. TDRs are initially reported as impaired loans with an allowance established as part of the allocated component of the allowance for loan losses when the discounted cash flows of the impaired loan is lower than the carrying value of that loan. TDRs may be removed from impairment disclosures in the year following the restructure if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. At March 31, 2017 and December 31, 2016, the allowance for loan losses included an allocated component related to TDRs of $185,000 and $186,000, respectively. There were no charge-offs related to the TDRs modified during the three months ended March 31, 2017 and 2016, respectively. TDRs that defaulted and became 90 days past due in the first twelve months after being restructured were immaterial for the three months ended March 31, 2017, and 2016.

The Company utilizes a ten-grade internal loan rating system for multi-family, commercial real estate, construction, and commercial and industrial loans as follows:

•	Loans rated 1, 2, 3, 4, 5 and 6: Loans in these categories are considered “pass” rated loans with low to average risk.

•	Loans rated 7: Loans in these categories are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

•	Loans rated 8: Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

•	Loans rated 9: Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

•	Loans rated 10: Loans in this category are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted.

On an annual basis, or more often if needed, the Company formally reviews the ratings on multi-family, commercial real estate, construction, and commercial and industrial loans. The Company also engages an independent third-party to review a significant portion of loans within these segments on at least an annual basis. Management uses the results of these reviews as part of its annual review process.

The following tables provide the Company’s risk-rated loans by class:

	March 31, 2017				December 31, 2016
	Multi-family			Commercial	Multi-family			Commercial
	residential	Commercial		and	residential	Commercial		and
	real estate	real estate	Construction	industrial	real estate	real estate	Construction	industrial
	(In thousands)
Loans rated 1 - 6	$581,184	$1,786,492	$566,314	$475,583	$556,892	$1,771,671	$500,565	$465,979
Loans rated 7	826	2,053	—	22,698	841	2,123	—	22,820
Loans rated 8	5,170	2,923	1,038	26,442	5,215	2,807	2,188	26,631
Loans rated 9	—	—	—	—	—	—	—	—
Loans rated 10	—	—	—	—	—	—	—	—

Total	$587,180	$1,791,468	$567,352	$524,723	$562,948	$1,776,601	$502,753	$515,430

For one- to four-family residential real estate loans, home equity lines of credit and consumer loans, management uses delinquency reports as the key credit quality indicator.

6. DEPOSITS

A summary of deposit balances, by type, follows:

	March 31,	December 31,
	2017	2016
	(In thousands)
Demand deposits	$439,315	$431,222
NOW deposits	748,465	630,413
Money market deposits	1,005,534	980,344
Regular savings and other deposits	323,136	305,632

Total non-certificate accounts	2,516,450	2,347,611

Term certificates less than $250,000	856,381	850,565
Term certificates $250,000 and greater	283,802	277,661

Total certificate accounts	1,140,183	1,128,226

Total deposits	$3,656,633	$3,475,837

A summary of term certificates, by maturity, follows:

	March 31, 2017		December 31, 2016
		Weighted		Weighted
Maturing	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Within 1 year	$651,353	1.19%	$539,903	1.16%
Over 1 year to 2 years	198,679	1.25	306,120	1.29
Over 2 years to 3 years	152,779	1.81	122,952	1.69
Over 3 years to 4 years	103,384	2.00	133,256	2.02
Over 4 years to 5 years	30,436	1.74	22,483	1.61
Greater than 5 years	3,552	5.50	3,512	5.50

	$1,140,183	1.39%	$1,128,226	1.38%

The Company had brokered certificates of deposit, which are included in term certificates in the tables above, totaling $160.4 million with a weighted average rate of 1.36% and $140.8 million with a weighted average rate of 1.21% at March 31, 2017 and 2016, respectively. At March 31, 2017 and December 31, 2016, the Company also had brokered NOW deposits totaling $435.2 million and $296.3 representing reciprocal deposits received from other financial institutions through Authorized Bank Deposit Placement Network Sponsor to facilitate full federal deposit insurance coverage for certain Bank customers.

7.	BORROWINGS

The Company had no short-term borrowings at March 31, 2017 or December 31, 2016. The Company has an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily and $488,000 of borrowing capacity at the Federal Reserve Bank discount window. No amounts were drawn on the line of credit and no borrowings were outstanding with the Federal Reserve Bank discount window as of March 31, 2017 or December 31, 2016.

Long-term debt consists of FHLB advances as follows:

	March 31, 2017		December 31, 2016
		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Fixed rate advances maturing:
2017	$52,132	1.27%	$89,632	1.32%
2018	43,000	1.25	43,000	1.25
2019	29,439	1.72	4,891	1.23
2020	29,631	1.77	4,989	1.22
2021	45,000	1.46	45,000	1.46
2022	15,625	2.21	—	—
2023	10,000	2.10	10,000	2.10
2026	20,000	0.59	20,000	0.59
2027	10,000	1.50	—	—
2031	20,000	0.88	20,000	0.88

	274,827	1.41	237,512	1.26

Variable rate advances maturing:
2020	—	—	25,000	0.27
2021	50,000	0.44	60,000	0.31
2022	10,000	0.04	—	—

	60,000	0.37	85,000	0.29

Total advances	$334,827	1.23%	$322,512	1.01%

At March 31, 2017, advances amounting to $155.0 million are callable by the FHLB prior to maturity, including advances totaling $50.0 million with variable rates based on the 3-Month London Interbank Offered Rate (LIBOR), less 60 basis points, during the first year and $10.0 million with variable rates based on the 3-Month LIBOR, less 100 basis points, during the first year.

All borrowings from the FHLB are secured by investment securities and qualified collateral, consisting of a blanket lien on one- to four-family loans and certain multi-family and commercial real estate loans held in the Company’s portfolio. At March 31, 2017, the Company pledged multi-family and commercial real estate loans with carrying values totaling $66.6 million and $456.0 million, respectively.

8.	OTHER COMMITMENTS AND CONTINGENCIES AND DERIVATIVES

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

A summary of outstanding loan commitments whose contract amounts represent credit risk is as follows:

	March 31,	December 31,
	2017	2016
	(In thousands)
Unadvanced portion of existing loans:
Construction	$617,343	$503,586
Home equity lines of credit	38,657	36,722
Other lines and letters of credit	372,837	314,225
Commitments to originate:
One- to four-family	21,353	18,272
Commercial real estate	73,383	42,141
Construction	132,199	231,274
Commercial and industrial	36,280	31,463
Other loans	350	350

Total loan commitments outstanding	$1,292,402	$1,178,033

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

Interest Rate Swaps

The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with commercial business customers to synthetically convert their loans from a variable rate to a fixed rate. The Company pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. Concurrently, the Company enters into an offsetting interest rate swap with a third party financial institution. In the offsetting swap, the Company pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating and probability of default. At March 31, 2017 and December 31, 2016, the Company had $1.8 million in cash pledged for collateral on its interest rate swaps with the third-party financial institution.

Summary information regarding these derivatives is presented below:

				March 31, 2017		December 31, 2016
	Maturity	Interest Rate Paid	Interest Rate Received	Notional Amount	Fair Value	Notional Amount	Fair Value
				(Dollars in thousands)
Customer interest rate swap	10/17/33	1 Mo. Libor + 175bp	Fixed (4.1052%)	$10,870	$774	$10,922	$839
Third-party interest rate swap	10/17/33	Fixed (4.1052%)	1 Mo. Libor + 175bp	10,870	(774)	10,922	(839)

Customer interest rate swap	12/13/26	1 Mo. Libor + 205bp	Fixed (3.82%)	$2,999	$(72)	$3,036	$(60)
Third-party interest rate swap	12/13/26	Fixed (3.82%)	1 Mo. Libor + 205bp	2,999	72	3,036	60

Other Commitments

As of March 31, 2017, the Company has an outstanding commitment of $20.6 million with its core data processing provider through December 2021.

Employment and Change in Control Agreements

The Company has entered into employment agreements with certain senior executives which provide for a minimum annual salary, subject to increase at the discretion of the Board of Directors, and other benefits. The agreements may be terminated for cause by the Company without further liability on the part of the Company, or by the executives with prior written notice to the Board of Directors. The Company also has change in control agreements with several officers which provide a severance payment in the event employment is terminated in conjunction with a defined change in control.

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

FHLB stock — The carrying value of FHLB stock approximates fair value based on the redemption provisions of the FHLB.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized as follows. There were no liabilities measured at fair value on a recurring basis.

				Total Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
March 31, 2017
Assets:
Debt securities	$—	$16,380	$—	$16,380
Marketable equity securities	42,678	—	—	42,678
Loan level interest rate swaps	—	—	702	702

Total assets	$42,678	$16,380	$702	$59,760

Liabilities:
Loan level interest rate swaps	—	—	702	702

Total liabilities	$—	$—	$702	$702

				Total Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
December 31, 2016
Assets:
Debt securities	$—	$21,631	$—	$21,631
Marketable equity securities	46,032	—	—	46,032
Loan level interest rate swaps	—	—	779	779

Total assets	$46,032	$21,631	$779	$68,442

Liabilities:
Loan level interest rate swaps	—	—	779	779

Total liabilities	$—	$—	$779	$779

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

				Three Months Ended
	March 31, 2017			March 31, 2017
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Impaired loans	$—	$—	$5,067	$1

	$—	$—	$5,067	$1

				Three Months Ended
	December 31, 2016			March 31, 2016
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Impaired loans	$—	$—	$4,916	$97

	$—	$—	$4,916	$97

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

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2017
Financial assets:
Cash and due from banks	$327,663	$327,663	$—	$—	$327,663
Certificates of deposit	80,323	—	80,559	—	80,559
Securities available for sale	59,058	42,678	16,380	—	59,058
Federal Home Loan Bank stock	18,629	—	—	18,629	18,629
Loans and loans held for sale, net	4,021,765	—	—	4,098,592	4,098,592
Accrued interest receivable	10,070	—	—	10,070	10,070
Financial liabilities:
Deposits	3,656,633	—	—	3,583,910	3,583,910
Borrowings	334,827	—	335,492	—	335,492
Accrued interest payable	1,688	—	—	1,688	1,688
On-balance sheet derivative financial instruments:
Assets:
Loan level interest rate swaps	702	—	—	702	702
Liabilities:
Loan level interest rate swaps	702	—	—	702	702

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2016
Financial assets:
Cash and due from banks	$236,423	$236,423	$—	$—	$236,423
Certificates of deposit	80,323	—	80,710	—	80,710
Securities available for sale	67,663	46,032	21,631	—	67,663
Federal Home Loan Bank stock	18,175	—	—	18,175	18,175
Loans and loans held for sale, net	3,902,612	—	—	3,970,896	3,970,896
Accrued interest receivable	10,381	—	—	10,381	10,381
Financial liabilities:
Deposits	3,475,837	—	—	3,485,618	3,485,618
Borrowings	322,512	—	322,928	—	322,928
Accrued interest payable	1,384	—	—	1,384	1,384
On-balance sheet derivative financial instruments:
Assets:
Loan level interest rate swaps	779	—	—	779	779
Liabilities:
Loan level interest rate swaps	779	—	—	779	779

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with our business and financial information and the Consolidated Financial Statements and related notes that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC.

Forward Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. The Company’s ability to predict results or actual effect of future plans is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary markets;

•	competition among depository and other financial institutions;

•	changes in consumer spending, borrowing and savings habits;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, including as a result of Basel III;

•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the SEC;

•	changes in the level and trends of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;

•	our ability to access cost-effective funding;

•	fluctuations in real estate values and both residential and commercial real estate market conditions;

•	demand for loans and deposits in our market area;

•	our ability to implement and changes in our business strategies;

•	adverse changes in the securities or secondary mortgage markets;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations;

•	our ability to manage market risk, credit risk and operational risk in the current economic conditions;

•	our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we have acquired or may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•	our ability to retain key employees; and

•	significant increases in our loan losses.

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 1, 2017, under “Risk Factors,” which is available through the SEC’s website at www.sec.gov, as updated by subsequent filings with the SEC. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

A summary of significant accounting policies is described in Note 1 to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2016. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policies are the determination of the allowance for loan losses and the evaluation of securities for other-than-temporary impairment.

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

Assets. Our total assets increased $202.7 million, or 4.6%, to $4.639 billion at March 31, 2017 from $4.436 billion at December 31, 2016. Net loans increased $122.1 million, or 3.1%, to $4.021 billion at March 31, 2017 from $3.899 billion at December 31, 2016. Cash and due from banks increased $91.2 million, or 38.6%, to $327.7 million at March 31, 2017 from $236.4 million at December 31, 2016. Securities available for sale decreased $8.6 million, or 12.7%, to $59.1 million at March 31, 2017 from $67.7 million at December 31, 2016.

Loan Portfolio Analysis. At March 31, 2017, net loans were $4.021 billion, or 86.7% of total assets. During the three months ended March 31, 2017, net loans increased $122.1 million, or 3.1%. Loan originations totaled $426.0 million during the three months ended March 31, 2017. The increase in net loans resulted primarily from increases of $64.6 million in construction loans, $24.2 million in multi-family loans, $14.9 million in commercial real estate loans, $11.6 million in one- to four-family loans and $9.3 million in commercial and industrial loans. Refer to Note 5, Loans, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding the loans held in the Company’s loan portfolio.

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

Delinquencies. Total past due loans decreased $1.1 million, or 10.2%, to $9.4 million at March 31, 2017 from $10.4 million at December 31, 2016, reflecting decreases of $273,000 in loans 90 days or greater past due and $794,000 in loans 30 to 89 days past due. At March 31, 2017, non-accrual loans exceeded loans 90 days or greater past due primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected and certain loans remain on non-accrual status until they attain a sustained payment history of six consecutive months.

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including TDRs on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At March 31, 2017, we did not have any accruing loans past due 90 days or greater. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $1.2 million at March 31, 2017. The following table provides information with respect to our non-performing assets at the dates indicated.

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One- to four-family	$8,761	$8,487
Home equity lines of credit	672	674
Commercial real estate	2,792	2,807
Construction	815	815

Total real estate loans	13,040	12,783
Commercial and industrial	646	653

Total non-accrual loans (1)	13,686	13,436

Total non-performing assets	$13,686	$13,436

Non-accrual loans to total loans	0.34%	0.34%
Non-accrual loans to total assets	0.30%	0.30%
Non-performing assets to total assets	0.30%	0.30%

(1)	TDRs on accrual status not included above totaled $13.1 million at March 31, 2017 and $13.3 million at December 31, 2016.

Non-performing assets were $13.7 million or 0.30% of total assets, at March 31, 2017, compared to $13.4 million, or 0.30% of total assets, at December 31, 2016. We recognized $136,000 of interest income on non-accrual loans for the three months ended March 31, 2017. Additional interest income that would have been recorded for the three months ended March 31, 2017 had non-accruing loans been current according to their original terms amounted to $20,000.

Non-accrual loans increased $250,000, or 1.9%, to $13.7 million, or 0.34% of total loans outstanding at March 31, 2017, from $13.4 million, or 0.34% of total loans outstanding at December 31, 2016, primarily due to an increase of $274,000 in non-accrual, one- to four-family loans.

Achieving and maintaining a moderate risk profile by aggressively managing troubled assets has been and will continue to be a primary focus for us. At March 31, 2017, our allowance for loan losses was $41.8 million, or 1.03% of total loans and 305.16% of non-accrual loans, compared to $40.1 million, or 1.02% of total loans and 298.82% of non-accrual loans at December 31, 2016. We increased our allowance primarily as a result of growth in the loan portfolio, in particular, commercial loans. Included in our allowance at March 31, 2017 was a general component of $41.6 million, which is based upon our evaluation of various factors relating to loans not deemed to be impaired. We continue to believe our level of non-performing loans and assets, which declined significantly during the past two years, is manageable and we believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

At March 31, 2017 and December 31, 2016, the Company did not hold any foreclosed real estate. We continue to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures.

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

Total TDRs decreased $130,000 to $14.3 million at March 31, 2017 from $14.4 million at December 31, 2016, reflecting principal paydowns. Modifications of TDRs consist of rate reductions, loan term extensions or provisions for interest-only payments for specified periods up to 12 months. We have generally been successful with the concessions we have offered to borrowers to date. We generally return TDRs to accrual status when they have sustained payments for six consecutive months based on the restructured terms and future payments are reasonably assured. We recognized $153,000 of interest income on TDRs for the three months ended March 31, 2017.

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

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. These other potential problem loans are generally loans classified as “substandard” or 8-rated loans in accordance with our ten-grade internal loan rating system that is consistent with guidelines established by banking regulators. At March 31, 2017, other potential problem loans totaled $28.7 million, including $24.8 million of commercial and industrial loans, $3.8 million of multi-family loans and $50,000 of construction loans.

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

Changes in the allowance for loan losses during the periods indicated were as follows:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Beginning balance	$40,149	$33,405
Provision for loan losses	1,619	1,066
Charge-offs:
Commercial and industrial	—	(44)
Consumer	(91)	(64)

Total charge-offs	(91)	(108)

Recoveries:
One- to four-family	30	—
Construction	45	7
Consumer	12	20

Total recoveries	87	27

Net charge-offs	(4)	(81)

Ending balance	$41,764	$34,390

Allowance to non-accrual loans	305.16%	112.06%
Allowance to total loans outstanding	1.03%	1.06%
Net charge-offs to average loans outstanding	0.00%	0.01%

Our provision for loan losses was $1.6 million for the three months ended March 31, 2017 compared to $1.1 million for the three months ended March 31, 2016. For the three months ended March 31, 2017, the increase in the provision for loan losses was primarily due to growth in the commercial loan categories. The changes in the provision and the allowance for loan losses were based on management’s assessment of loan portfolio growth and composition changes, declines in historical charge-off trends, reduced levels of problem loans and other improving asset quality trends. The increase in the allowance for loan losses at March 31, 2017 compared to March 31, 2016 was primarily due to increases in the multi-family, commercial real estate, construction, and commercial and industrial loan categories; as such loans have higher inherent credit risk than one- to four- family loans and home equity lines of credit. We continue to assess the adequacy of our allowance for loan losses in accordance with established policies.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	March 31, 2017			December 31, 2016
			Percent of			Percent of
		Percent of	Loans in		Percent of	Loans in
		Allowance	Category		Allowance	Category
		to Total	of Total		to Total	of Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$1,352	3.2%	13.4%	$1,367	3.4%	13.5%
Multi-family	4,704	11.3	1.0	4,514	11.2	1.1
Home equity lines of credit	84	0.2	14.4	73	0.2	14.3
Commercial real estate	19,141	45.9	44.0	18,725	46.7	45.1
Construction	9,911	23.7	13.9	8,931	22.2	12.8

Total real estate loans	35,192	84.3	86.9	33,610	83.7	86.7
Commercial and industrial	6,480	15.5	12.9	6,452	16.1	13.1
Consumer	92	0.2	0.2	87	0.2	0.2

Total loans	$41,764	100.0%	100.0%	$40,149	100.0%	100.0%

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

We had impaired loans totaling $8.3 million and $8.4 million as of March 31, 2017 and December 31, 2016, respectively. At March 31, 2017, impaired loans totaling $2.3 million had a valuation allowance of $187,000. Impaired loans totaling $1.9 million had a valuation allowance of $186,000 at December 31, 2016. Our average investment in impaired loans was $8.5 million and $23.3 million for the three months ended March 31, 2017 and 2016, respectively.

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

Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral-dependent as of March 31, 2017 and considered any probable loss in determining the allowance for loan losses.

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

Securities Portfolio. At March 31, 2017, our securities portfolio was $59.1 million, or 1.3% of total assets. During the three months ended March 31, 2017, the securities portfolio decreased $8.6 million, or 12.7%, primarily due to $5.2 million in maturities, calls and principal payments and $8.4 million in sales, partially offset by $3.0 million in purchases. At March 31, 2017, the securities portfolio consisted of $16.4 million, or 27.7%, in debt securities and $42.7 million, or 72.3%, in marketable equity securities. The debt securities within the portfolio are corporate bonds, municipal bonds, and mortgage-backed securities issued by government-sponsored enterprises and private companies. Included in marketable equity securities are common stocks and money market mutual funds. We purchase marketable equity securities with the intent to generate long-term capital gains through purchasing investment grade dividend paying securities in companies with relatively low long-term debt and a history of sustained earnings and above-average growth. We typically initiate a securities position based on market opportunities. At March 31, 2017, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our equity. Refer to Note 4, Securities Available for Sale, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our securities portfolio.

Deposits. Deposits are a major source of our funds for lending and other investment purposes. Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Our deposit base is comprised of demand, NOW, money market, regular savings and other deposits, and certificates of deposit, which include brokered certificates of deposit. We consider demand, NOW, money market, and regular savings and other deposits to be core deposits. Total deposits increased $180.8 million, or 5.2%, to $3.657 billion at March 31, 2017 from $3.476 billion at December 31, 2016. Our continuing focus on the acquisition and expansion of core deposit relationships resulted in net growth in core deposits of $168.8 million, or 7.2%, to $2.516 billion, or 68.8% of total deposits. Refer to Note 6, Deposits, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our deposits.

The following table sets forth the average balances of deposits for the periods indicated.

	Three Months Ended March 31,
	2017			2016
			Percent			Percent
	Average	Average	of Total	Average	Average	of Total
	Balance	Rate	Deposits	Balance	Rate	Deposits
	(Dollars in thousands)
Demand deposits	$425,353	—%	11.9%	$368,038	—%	13.4%
NOW deposits	654,977	0.75	20.5	338,517	0.59	12.4
Money market deposits	1,008,392	0.90	27.5	873,774	0.80	30.2
Regular savings and other deposits	307,940	0.14	8.8	290,463	0.14	10.2
Certificates of deposit	1,134,329	1.38	31.3	936,674	1.24	33.8

Total	$3,530,991	0.85%	100.0%	$2,807,466	0.75%	100.0%

Borrowings. We use borrowings from the FHLB to supplement our supply of funds for loans and investments. At March 31, 2017 and December 31, 2016, FHLB advances totaled $334.8 million and $322.5 million, respectively, with a weighted average rate of 1.23% and 1.01%, respectively. Total borrowings increased $12.3 million, or 3.8%, during the three months ended March 31, 2017. The Bank entered into long-term advances with the FHLB totaling $60.6 million with original terms ranging from three to ten years and initial interest rates ranging from 0.04% to 2.21% during the three months ended March 31, 2017. The maturing advances with the FHLB during the three months ended March 31, 2017 totaled $47.5 million and consisted of long term advances with original terms ranging from three to five years and fixed interest rates ranging from of 0.31% to 1.57%. At March 31, 2017, we also had an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily, none of which was outstanding at that date. Refer to Note 7, Borrowings, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our borrowings.

Information relating to borrowings is detailed in the following table.

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Balance outstanding at end of period	$334,827	$211,426
Average amount outstanding during the period	$330,604	$199,799
Weighted average interest rate during the period	1.20%	1.16%
Maximum outstanding at any month end	$334,827	$211,693
Weighted average interest rate at end of period	1.23%	1.22%

Stockholders’ Equity. Total stockholders’ equity increased $8.9 million, or 1.5%, to $616.2 million at March 31, 2017, from $607.3 million at December 31, 2016. The increase for the three months ended March 31, 2017 was due primarily to net income of $9.2 million, $1.5 million related to stock-based compensation plans and $228,000 in accumulated other comprehensive income, reflecting an increase in the fair value of available-for-sale securities, partially offset by a dividend of $0.04 per share totaling $2.1 million. Stockholders’ equity to assets was 13.28% at March 31, 2017, compared to 13.69% at December 31, 2016. Book value per share increased to $11.49 at March 31, 2017 from $11.33 at December 31, 2016. At March 31, 2017, the Company and the Bank continued to exceed all regulatory capital requirements. Refer to “Capital Management” within this report for more information regarding capital requirements and actual capital amounts and ratios for the Bank and the Company.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

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

Net income information is as follows:

	Three Months Ended March 31,		Change
	2017	2016	Amount	Percent
	(Dollars in thousands)
Net interest income	$33,353	$28,379	$4,974	17.5%
Provision for loan losses	1,619	1,066	553	51.9
Non-interest income	4,072	2,692	1,380	51.3
Non-interest expenses	21,877	19,230	2,647	13.8
Net income	9,244	7,477	1,767	23.6
Basic earnings per share	0.18	0.14	0.04	28.6
Diluted earnings per share	0.18	0.14	0.04	28.6
Return on average assets	0.82%	0.83%	(0.01)%	(1.2)
Return on average equity	6.03%	5.11%	0.92%	18.0

Net Interest Income.

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

	Three Months Ended March 31,
	2017			2016
	Average Balance	Interest (1)	Yield Cost (1)(6)	Average Balance	Interest (1)	Yield Cost (1)(6)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$4,000,857	$41,689	4.23%	$3,146,449	$34,104	4.36%
Securities and certificates of deposits	145,841	725	2.02	231,604	1,034	1.80
Other interest-earning assets (3)	243,478	646	1.08	123,476	218	0.71

Total interest-earning assets	4,390,176	43,060	3.98	3,501,529	35,356	4.06

Noninterest-earning assets	111,757			114,476

Total assets	$4,501,933			$3,616,005

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$654,977	1,219	0.75	$338,517	500	0.59
Money market deposits	1,008,392	2,230	0.90	873,774	1,745	0.80
Regular savings and other deposits	307,940	108	0.14	290,463	103	0.14
Certificates of deposit	1,134,329	3,862	1.38	936,674	2,880	1.24

Total interest-bearing deposits	3,105,638	7,419	0.97	2,439,428	5,228	0.86
Borrowings	330,604	980	1.20	199,779	577	1.16

Total interest-bearing liabilities	3,436,242	8,399	0.99	2,639,207	5,805	0.88

Noninterest-bearing demand deposits	425,353			368,038
Other noninterest-bearing liabilities	27,312			23,312

Total liabilities	3,888,907			3,030,557
Total stockholders’ equity	613,026			585,448

Total liabilities and stockholders’ equity	$4,501,933			$3,616,005

Net interest-earning assets	$953,934			$862,322

Fully tax-equivalent net interest income		34,661			29,551
Less: tax-equivalent adjustments		(1,308)			(1,172)

Net interest income		$33,353			$28,379

Interest rate spread (1)(4)			2.99%			3.18%
Net interest margin (1)(5)			3.20%			3.39%
Average interest-earning assets to average interest-bearing liabilities		127.76%			132.67%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$3,530,991	$7,419	0.85%	$2,807,466	$5,228	0.75%
Total deposits and borrowings, including noninterest-bearing demand deposits	$3,861,595	$8,399	0.88%	$3,007,245	$5,805	0.78%

(1)	Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, as well as resulting yields, interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the three months ended March 31, 2017 and 2016, yields on loans before tax-equivalent adjustments were 4.10% and 4.23%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 1.71% and 1.51%, respectively, and yield on total interest-earning assets before tax-equivalent adjustments were 3.86% and 3.93%, respectively. Interest rate spread before tax-equivalent adjustments for the three months ended March 31, 2017 and 2016 was 2.87% and 3.05%, respectively, while net interest margin before tax-equivalent adjustments for the three months ended March 31, 2017 and 2016 was 3.08% and 3.26%, respectively.
(2)	Loans on non-accrual status are included in average balances.
(3)	Includes FHLB stock and associated dividends.
(4)	Interest rate spread represents the difference between the tax-equivalent yield on interest-earning assets and the cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income (tax-equivalent basis) divided by average interest-earning assets.
(6)	Annualized.

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

	Three Months Ended March 31,
	2017 Compared to 2016
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest income:
Loans	$8,678	$(1,093)	$7,585
Securities and certificates of deposits	(421)	112	(309)
Other interest-earning assets	278	150	428

Total	8,535	(831)	7,704
Interest expense:
Deposits	1,470	721	2,191
Borrowings	383	20	403

Total	1,853	741	2,594

Change in fully tax-equivalent net interest income	$6,682	$(1,572)	$5,110

The interest rate spread and net interest margin on a tax-equivalent basis were 2.99% and 3.20%, respectively, for the three months ended March 31, 2017 compared to 3.18% and 3.39%, respectively, for the three months ended March 31, 2016. The 17.5% increase in net interest income for the three months ended March 31, 2017 was primarily due to loan growth, partially offset by growth in deposits and borrowings along with a decline in the yield on loans and an increase in the cost of funds.

The Company’s yield on interest-earning assets on a tax-equivalent basis decreased eight basis points to 3.98% for the three months ended March 31, 2017 compared to 4.06% for the three months ended March 31, 2016, while the cost of funds increased 10 basis points to 0.88% from 0.78% for the three months ended March 31, 2017 and 2016, respectively. The increase in interest income was primarily due to growth in the Company’s average loan balances of $854.4 million, or 27.2%, to $4.001 billion, partially offset by a decrease in the yield on loans on a tax-equivalent basis of 13 basis points to 4.23% for the three months ended March 31, 2017 compared to 4.36% for the three months ended March 31, 2016 reflecting reductions in prepayment, late payment and other fees of $661,000 compared to the first quarter of 2016. The increase in interest expense on deposits was primarily due to the growth in average total deposits of $723.5 million, or 25.8%, to $3.530 billion and an increase in the average total cost of deposits of 10 basis points to 0.85% for the three months ended March 31, 2017 compared the same period in March 31, 2016. The increase in interest expense on borrowings was primarily due to the increase in average borrowings of $130.8 million, or 65.5%, to $330.6 million, and an increase in the cost of average borrowings of four basis points to 1.20% for the three months ended March 31, 2017 compared to 1.16% for the three months ended March 31, 2016.

Provision for Loan Losses. Our provision for loan losses was $1.6 million for the three months ended March 31, 2017 compared to $1.1 million for the three months ended March 31, 2016. For further discussion of the changes in the provision and allowance for loan losses, refer to “Allowance for Loan Losses.”

Non-Interest Income. Non-interest income information is as follows:

	Three Months Ended March 31,		Change
	2017	2016	Amount	Percent
	(Dollars in thousands)
Customer service fees	$2,052	$1,947	$105	5.4%
Loan fees	68	312	(244)	(78.2)
Mortgage banking gains, net	90	70	20	28.6
Gain on sales of securities, net	1,574	59	1,515	2,567.8
Income from bank-owned life insurance	288	302	(14)	(4.6)
Other income	—	2	(2)	(100.0)

Total non-interest income	$4,072	$2,692	$1,380	51.3%

The increase in gain on sales of securities, net, reflected an increase in the number and prices of marketable equity securities sold during the three months ended March 31, 2017 compared to the same period in March 31, 2016.

Non-Interest Expense. Non-interest expense information is as follows:

	Three Months Ended March 31,		Change
	2017	2016	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$13,675	$12,513	$1,162	9.3%
Occupancy and equipment	3,023	2,484	539	21.7
Data processing	1,379	1,257	122	9.7
Marketing and advertising	854	713	141	19.8
Professional services	1,135	613	522	85.2
Deposit insurance	691	452	239	52.9
Other general and administrative	1,120	1,206	(86)	(7.1)

Total non-interest expenses	$21,877	$19,238	$2,639	13.7%

The increase in salaries and employee benefits expense reflects annual increases in employee compensation and health benefits during the three months ended March 31, 2017. In addition, the increase in salaries and employee benefits, occupancy and equipment expenses and other general and administrative expenses include costs associated with the opening of two new branches, the introduction of our new mobile branch in 2016 and an expansion of our regulatory compliance staff. Professional services increased primarily due to additional costs related to regulatory compliance projects undertaken in the fourth quarter of 2016 to enhance our regulatory compliance infrastructure. The Company’s efficiency ratio was 61.02% for the quarter ended March 31, 2017 compared to 54.33% for the quarter ended December 31, 2016 and 62.01% for the quarter ended March 31, 2016.

Income Tax Provision. We recorded a provision for income taxes of $4.7 million for the three months ended March 31, 2017, reflecting an effective tax rate of 33.6%, compared to $3.3 million, or a 30.6% effective tax rate, for the three months ended March 31, 2016. The changes in the income tax provision and effective tax rate were primarily due to changes in the components of pre-tax income.

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, sales, maturities and payments on investment securities and borrowings from the FHLB. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and due from banks, and certificates of deposit with other banks. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2017, cash and due from banks totaled $327.7 million and certificates of deposit totaled $80.3 million. In addition, at March 31, 2017, we had $205.7 million of available borrowing capacity with the FHLB, including a $9.4 million line of credit. On March 31, 2017, we had $334.8 million of advances outstanding.

Our primary investing activities are the origination of loans and the purchase and sale of securities. Our primary financing activities consist of activity in deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

A significant use of our liquidity is the funding of loan originations. At March 31, 2017 and December 31, 2016, we had total loan commitments outstanding of $1.292 billion and $1.178 billion, respectively. Historically, many of the commitments expire without being fully drawn; therefore the total amount of commitments does not necessarily represent future cash requirements. Refer to Note 8, Commitments and Derivatives, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our outstanding commitments.

Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of March 31, 2017 totaled $651.3 million, or 57.1% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained with us. We have the ability to attract and retain deposits by adjusting the interest rates offered and accepting brokered certificates of deposit when it is deemed cost effective.

Meridian Bancorp, Inc. is a separate legal entity from East Boston Savings Bank and it must provide for its own liquidity to pay dividends and repurchase its common stock and for other corporate purposes. Meridian Bancorp, Inc.’s primary source of liquidity is proceeds from the 2014 second-step offering, and to a lesser extent dividend payments received from East Boston Savings Bank. The ability of East Boston Savings Bank to pay dividends is subject to regulatory requirements. At March 31, 2017, Meridian Bancorp, Inc. (on an unconsolidated basis) had cash and cash equivalents, certificates of deposit and securities available for sale totaling $118.4 million.

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

Capital Management. Both the Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2017, both the Company and the Bank exceeded all of their respective regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

Federal banking regulations include minimum capital requirements for financial institutions. The regulation include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. Additionally, financial institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total to risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer is being phased in over three years, beginning on January 1, 2016. Also, certain new deductions from and adjustments to regulatory capital will be phased in over several years. Management believes that the Company will remain characterized as “well-capitalized” throughout the phase-in periods.

The Company may use capital management tools such as cash dividends and common share repurchases. Massachusetts regulations restrict repurchases for the first three years following the second-step conversion except where compelling and valid business reasons are established to the satisfaction of the Massachusetts Commissioner of Banks. We are also subject to the Federal Reserve Board’s notice provisions for stock repurchases. In August 2015, the Company received regulatory approval from the Massachusetts Commissioner of Banks and a non-objection from the Federal Reserve Bank to adopt a stock repurchase program for up to 5% of its common stock. As of March 31, 2017, the Company had repurchased 2,059,611 shares of its stock at an average price of $13.71 per share, or 75.2% of the 2,737,334 shares authorized for repurchase under the Company’s repurchase program. The Company did not repurchase any of its shares during the three months ended March 31, 2017. The Company’s Board of Directors declared a quarterly cash dividend of $0.04 per common share on March 1, 2017. The dividend was paid on April 4, 2017 to stockholders of record at the close of business on March 21, 2017.

The Company’s and the Bank’s actual capital amounts and ratios follow:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2017
Total Capital (to Risk Weighted Assets):
Company	$643,871	14.6%	$351,871	8.0%	$439,837	10.0%
Bank	506,129	11.6	349,977	8.0	437,473	10.0
Tier 1 Capital (to Risk Weighted Assets):
Company	600,457	13.7	263,902	6.0	351,871	8.0
Bank	462,715	10.6	262,484	6.0	349,977	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	600,457	13.7	197,927	4.5	285,894	6.5
Bank	462,715	10.6	196,862	4.5	284,357	6.5
Tier 1 Capital (to Average Assets):
Company	600,457	13.3	180,078	4.0	225,097	5.0
Bank	462,715	10.5	175,862	4.0	219,829	5.0

December 31, 2016
Total Capital (to Risk Weighted Assets):
Company	$633,420	15.0%	$338,278	8.0%	$423,597	10.0%
Bank	493,944	11.7	337,058	8.0	421,323	10.0
Tier 1 Capital (to Risk Weighted Assets):
Company	591,804	14.0	254,158	6.0	338,878	8.0
Bank	452,328	10.7	252,794	6.0	337,058	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	591,804	14.0	190,619	4.5	275,338	6.5
Bank	452,328	10.7	189,595	4.5	273,860	6.5
Tier 1 Capital (to Average Assets):
Company	591,804	13.8	171,854	4.0	214,817	5.0
Bank	452,328	10.7	168,518	4.0	210,648	5.0

A reconciliation of the Company’s and Bank’s stockholders’ equity to regulatory capital follows:

	March 31,		December 31,
	2017		2016
	Consolidated	Bank	Consolidated	Bank
	(In thousands)
Total stockholders’ equity per financial statements	$616,178	$478,438	$607,297	$467,821
Adjustments to Tier 1 and Common Equity Tier 1 capital:
Accumulated other comprehensive gain	(2,034)	(2,036)	(1,806)	(1,806)
Goodwill disallowed	(13,687)	(13,687)	(13,687)	(13,687)

Total Tier 1 and Common Equity Tier 1 capital	600,457	462,715	591,804	452,328

Adjustments to total capital:
Allowance for loan losses	41,764	41,764	40,149	40,149
45% of net unrealized gains on marketable equity securities	1,650	1,650	1,467	1,467

Total regulatory capital	$643,871	$506,129	$633,420	$493,944

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

For the three months ended March 31, 2017, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

	March 31, 2017			December 31, 2016
Increase (Decrease) in Market Interest Rates	Amount	Change	Percent	Amount	Change	Percent
	(Dollars in thousands)
300	$117,977	$(17,844)	(13.14)%	$115,819	$(17,805)	(13.32)%
Flat	135,821			133,624
-100	134,040	(1,781)	(1.31)	131,636	(1,988)	(1.49)

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls over Financial Reporting There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

For information regarding our risk factors, see “Risk Factors,” in the Company’s 2016 Annual Report on Form 10-K, filed with the SEC on March 1, 2017, which is available through the SEC’s website at www.sec.gov. As of March 31, 2017, our risk factors have not changed materially from those reported in the annual report. The risks described in the annual report are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a.)	Not applicable

(b.)	Not applicable

(c.)	For the three months ended March 31, 2017 there were no repurchases of Meridian Bancorp, Inc. stock. In August 2015, the Company adopted a repurchase program for 2,737,334 shares of common stock. The program has no expiration date. As of March 31, 2017, the Company had repurchased 2,059,611 shares of common stock under the repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation of Meridian Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Meridian Bancorp, Inc. (File No. 333-194454), originally filed with the Securities and Exchange Commission on March 10, 2014)

3.2	Bylaws of Meridian Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Meridian Bancorp, Inc. (File No. 333-194454), originally filed with the Securities and Exchange Commission on March 10, 2014)

4	Form of Common Stock Certificate of Meridian Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Meridian Bancorp, Inc. (File No. 333-194454), originally filed with the Securities and Exchange Commission on March 10, 2014)

10.1	Meridian Bancorp, Inc. 2015 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders (File No. 001-36573), filed with the Securities and Exchange Commission on August 18, 2015)

10.2	Form of Employee Stock Option Agreement under the Meridian Bancorp, Inc. 2015 Equity Incentive Plan filed as an exhibit to Form 8-K filed on November 5, 2015

10.3	Form of Director Stock Option Agreement under the Meridian Bancorp, Inc. 2015 Equity Incentive Plan filed as an exhibit to Form 8-K filed on November 5, 2015

10.4	Amended and Restated Employment Agreement with Richard J. Gavegnano and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.5	East Boston Savings Bank Amended and Restated Employee Severance Compensation Plan filed as an exhibit to Form 10-Q filed on November 10, 2014

10.6	Form of Amended and Restated Supplemental Executive Retirement Agreements with Directors Domenic A. Gambardella, Gregory F. Natalucci, and James G. Sartori filed as an exhibit to Form 10-Q filed on November 10, 2014

10.7	Amended and Restated Supplemental Executive Retirement Agreement with Richard J. Gavegnano filed as an exhibit to Form 10-Q filed on November 10, 2014

10.8	2008 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting, as filed with the Securities and Exchange Commission on July 11, 2008)

10.9	Termination Amendment for the Amended and Restated Employment Agreement between Edward J. Merritt and East Boston Savings Bank dated December 10, 2015 filed as an exhibit to Form 8-K filed on December 10, 2015

10.10	Amended and Restated Supplemental Executive Retirement Agreement between East Boston Savings Bank and Edward J. Merritt dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.11	Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2010)

10.12	First Amendment to Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2010)

10.13	Amended and Restated Two-Year Change in Control Agreement between Mark Abbate and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.14	Incentive Compensation Plan filed as an exhibit to Form 10-K filed on March 17, 2014

10.15	Amended and Restated Two-Year Change in Control Agreement between John Migliozzi and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.16	East Boston Non-Qualified Supplemental Employee Stock Ownership Plan dated October 1, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.17	Amended and Restated Two-Year Change in Control Agreement between Frank Romano and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-K filed on March 13, 2015

10.18	Form of Restricted Stock Award Agreement under the Meridian Bancorp, Inc. 2015 Equity Incentive Plan filed as an exhibit to Form 8-K filed on November 5, 2015

10.19	Two-Year Change in Control Agreement between Edward J. Merritt and East Boston Savings Bank dated December 10, 2015 filed as an exhibit to Form 8-K filed on December 10, 2015

10.20	Freeze Amendment to the Amended and Restated Supplemental Executive Retirement Agreement between East Boston Savings Bank and Edward J. Merritt dated December 10, 2015 filed as an exhibit to Form 8-K filed on December 10, 2015

21	Subsidiaries of Registrant filed as an exhibit to Form 10-Q filed on November 10, 2014

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN BANCORP, INC. (Registrant)

Date: May 9, 2017	By:	/s/ Richard J. Gavegnano
Richard J. Gavegnano Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2017	By:	/s/ Mark L. Abbate
Mark L. Abbate
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)