Form 10-Q
period 2017-06-30
Meridian Bancorp, Inc.
filed 2017-08-09
CIK 1600125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2017

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

As of July 31, 2017, there were 53,918,760 outstanding shares of the Registrant’s common stock.

MERIDIAN BANCORP, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
ASSETS
Cash and due from banks	$234,776	$236,423
Certificates of deposit	85,323	80,323
Securities available for sale, at fair value	52,362	67,663
Federal Home Loan Bank stock, at cost	22,579	18,175
Loans held for sale	2,257	3,944
Loans, net of fees and costs	4,299,064	3,938,817
Less: allowance for loan losses	(43,229)	(40,149)

Loans, net	4,255,835	3,898,668
Bank-owned life insurance	41,325	40,745
Premises and equipment, net	40,621	41,427
Accrued interest receivable	11,068	10,381
Deferred tax asset, net	21,728	21,461
Goodwill	13,687	13,687
Other assets	5,853	3,105

Total assets	$4,787,414	$4,436,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$457,009	$431,222
Interest-bearing	3,202,908	3,044,615

Total deposits	3,659,917	3,475,837
Short-term borrowings	40,000	—
Long-term debt	434,015	322,512
Accrued expenses and other liabilities	26,753	30,356

Total liabilities	4,160,685	3,828,705

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 53,649,946 and 53,596,105 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	537	536
Additional paid-in capital	392,446	390,065
Retained earnings	250,800	234,290
Accumulated other comprehensive income	1,905	1,806
Unearned compensation — ESOP, 2,617,918 and 2,678,800 shares at June 30, 2017 and December 31, 2016, respectively	(18,959)	(19,400)

Total stockholders’ equity	626,729	607,297

Total liabilities and stockholders’ equity	$4,787,414	$4,436,002

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$43,195	$34,828	$83,684	$67,925
Interest on debt securities:
Taxable	83	238	202	504
Tax-exempt	8	32	18	65
Dividends on equity securities	291	418	568	818
Interest on certificates of deposit	196	135	408	305
Other interest and dividend income	736	188	1,381	406

Total interest and dividend income	44,509	35,839	86,261	70,023

Interest expense:
Interest on deposits	7,935	5,661	15,354	10,889
Interest on short-term borrowings	4	—	4	6
Interest on long-term debt	1,114	723	2,094	1,294

Total interest expense	9,053	6,384	17,452	12,189

Net interest income	35,456	29,455	68,809	57,834
Provision for loan losses	1,497	3,952	3,116	5,018

Net interest income, after provision for loan losses	33,959	25,503	65,693	52,816

Non-interest income:
Customer service fees	2,214	2,137	4,266	4,086
Loan fees	1,634	(22)	1,702	290
Mortgage banking gains, net	82	104	172	174
Gain on sales of securities, net	808	68	2,382	127
Income from bank-owned life insurance	292	296	580	598

Total non-interest income	5,030	2,583	9,102	5,275

Non-interest expenses:
Salaries and employee benefits	12,752	11,979	26,427	24,492
Occupancy and equipment	3,036	2,867	6,059	5,351
Data processing	1,474	1,254	2,853	2,511
Marketing and advertising	953	699	1,807	1,412
Professional services	1,106	720	2,241	1,333
Deposit insurance	813	532	1,504	984
Other general and administrative	1,271	1,271	2,391	2,469

Total non-interest expenses	21,405	19,322	43,282	38,552

Income before income taxes	17,584	8,764	31,513	19,539
Provision for income taxes	6,237	2,857	10,922	6,155

Net income	$11,347	$5,907	$20,591	$13,384

Earnings per share:
Basic	$0.22	$0.12	$0.40	$0.26
Diluted	$0.22	$0.11	$0.39	$0.26
Weighted average shares:
Basic	51,003,967	51,026,985	50,976,950	51,298,334
Diluted	52,422,486	52,137,475	52,474,761	52,400,698

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net income	$11,347	$5,907	$20,591	$13,384

Other comprehensive income:
Securities available for sale:
Unrealized holding gain	596	2,497	2,554	3,872
Reclassification adjustment for gains realized in income (1)	(808)	(68)	(2,382)	(127)

Net unrealized (loss) gain	(212)	2,429	172	3,745
Tax effect	83	(980)	(73)	(1,554)

Total other comprehensive (loss) income	(129)	1,449	99	2,191

Comprehensive income	$11,218	$7,356	$20,690	$15,575

(1)	Amounts are included in gain on sales of securities, net in the Consolidated Statements of Net Income. Provision for income tax associated with the reclassification adjustments for the three months ended June 30, 2017 and 2016 were $316,000 and $27,000, respectively, and for the six months ended June 30, 2017 and 2016 were $1.0 million and $53,000, respectively.

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation — ESOP	Total
	(Dollars in thousands)
Six Months Ended June 30, 2017
Balance at December 31, 2016	53,596,105	$536	$390,065	$234,290	$1,806	$(19,400)	$607,297
Comprehensive income	—	—	—	20,591	99	—	20,690
Dividends declared ($0.08 per share)	—	—	—	(4,081)	—	—	(4,081)
ESOP shares earned (60,882 shares)	—	—	657	—	—	441	1,098
Share-based compensation expense — restricted stock, net of awards forfeited	(9,440)	—	985	—	—	—	985
Share-based compensation expense — stock options, net of awards forfeited	—	—	556	—	—	—	556
Stock options exercised	63,281	1	183	—	—	—	184

Balance at June 30, 2017	53,649,946	$537	$392,446	$250,800	$1,905	$(18,959)	$626,729

Six Months Ended June 30, 2016
Balance at December 31, 2015	54,875,237	$549	$403,737	$206,214	$(2,092)	$(20,282)	$588,126
Comprehensive income	—	—	—	13,384	2,191	—	15,575
Dividends declared ($0.06 per share)	—	—	—	(3,059)	—	—	(3,059)
Repurchased stock related to buyback program	(1,220,711)	(12)	(16,943)	—	—	—	(16,955)
ESOP shares earned (60,882 shares)	—	—	416	—	—	441	857
Share-based compensation expense — restricted stock, net of awards forfeited	(7,390)	—	1,057	—	—	—	1,057
Share-based compensation expense — stock options, net of awards forfeited	—	—	593	—	—	—	593
Excess tax benefits in connection with share-based compensation	—	—	306	—	—	—	306
Stock options exercised	41,430	—	152	—	—	—	152

Balance at June 30, 2016	53,688,566	$537	$389,318	$216,539	$99	$(19,841)	$586,652

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$20,591	$13,384
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of acquisition fair value adjustments	(80)	(74)
ESOP shares earned expense	1,098	857
Provision for loan losses	3,116	5,018
Accretion of net deferred loan origination fees	(479)	(494)
Net accretion of securities available for sale	(11)	(33)
Depreciation and amortization expense	1,580	1,462
Gain on sales of securities, net	(2,382)	(127)
Net loss and provision for foreclosed real estate	—	23
Deferred income tax benefit	(340)	(540)
Income from bank-owned life insurance	(580)	(598)
Share-based compensation expense	1,541	1,650
Net changes in:
Loans held for sale	1,687	2,272
Accrued interest receivable	(687)	(672)
Other assets	(2,145)	(5,639)
Accrued expenses and other liabilities	(4,116)	(2,034)

Net cash provided by operating activities	18,793	14,455

Cash flows from investing activities:
Purchases of certificates of deposit	(5,000)	(20,292)
Maturities of certificates of deposit	—	84,012
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	10,989	12,790
Purchase of mutual funds, net	(35)	970
Proceeds from sales	11,584	5,023
Purchases	(5,274)	(5,182)
Loans originated, net of principal payments received	(359,775)	(466,483)
Purchases of premises and equipment	(733)	(1,994)
Purchase of Federal Home Loan Bank stock	(4,404)	(6,887)
Proceeds from sale of foreclosed real estate	—	432

Net cash used in investing activities	(352,648)	(397,611)

(Continued on next page)

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(Unaudited)

Cash flows from financing activities:
Net increase in deposits	184,089	255,028
Net change in borrowings with maturities less than three months	40,000	(20,000)
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	205,625	210,000
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(94,122)	(36,602)
Cash dividends paid on common stock	(3,568)	(3,095)
Stock options exercised	184	152
Repurchase of common stock	—	(16,955)

Net cash provided by financing activities	332,208	388,528

Net change in cash and cash equivalents	(1,647)	5,372
Cash and cash equivalents at beginning of period	236,423	96,363

Cash and cash equivalents at end of period	$234,776	$101,735

Supplemental cash flow information:
Interest paid on deposits	$17,429	$10,850
Interest paid on borrowings	1,982	1,206
Income taxes paid, net of refunds	14,035	12,241
Non-cash investing and financing activities:
Transfers from loans to foreclosed real estate	—	638
Net amounts due from broker on security transactions	603	—

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Meridian Bancorp, Inc. (the “Company”) and all other entities in which it has a controlling financial interest. The Company owns 100% of the outstanding shares of East Boston Savings Bank (the “Bank”). The Bank’s subsidiaries include: (1) Prospect, Inc., which engages in securities transactions on its own behalf; (2) EBOSCO, LLC, which holds foreclosed real estate; and (3) East Boston Investment Services, Inc., which is authorized for third-party investment sales and is currently inactive. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2017, and is available through the SEC’s website at www.sec.gov.

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

Change in accounting principle — Share-based compensation

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”), No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This Update amends its guidance on certain aspects of accounting for share-based payments to employees. The provisions of this Update became effective on January 1, 2017. The various changes applicable to adopting this Update include the following:

Accounting for Income Taxes

Entities will no longer record the excess tax benefits or deficiencies related to share-based compensation in additional paid-in capital. Instead, they will record excess tax benefits or deficiencies in income tax expense or benefit in the income statement as part of the provision for income taxes on a prospective basis. For interim reporting purposes the excess tax benefits or deficiencies will be recorded as discrete items in the period in which they occur. The presentation of the excess tax benefits will be presented as an operating activity in the statement of cash flows. In addition, under the new guidance, when calculating incremental shares for earnings per share, entities exclude from assumed proceeds excess tax benefits that previously would have been recorded in additional paid-in capital. The total income tax benefit recorded in the provision for income taxes for the six months ended June 30, 2017 was $358,000.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of this ASU was to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. As significantly all of the Company’s revenues are excluded from the scope of the guidance, adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall, (Subtopic 825-10). The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Targeted changes to GAAP include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has a portfolio of equity investments and if such guidance were effective for the year ending December 31, 2017, a net unrealized gain of approximately $243,000 and related deferred tax provision of $85,000 would have been recognized in net income for the six months ended June 30, 2017, instead of in other comprehensive income. The impact of this guidance on future periods is dependent on future market conditions and investment activity.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update is intended to improve financial reporting about leasing transactions and the key provision impacting the Company is the requirement for a lessee to record a right-to-use asset and liability representing the obligation to make lease payments for long-term operating leases. The update will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As of December 31, 2016, the Company had future minimum lease payments of $14,993,000, all under operating lease agreements. Upon adoption, the Company expects its assets and liabilities to increase based on the present value of the future minimum lease payments, using the discount rate applicable at the outset of the lease agreement. However, the adoption of this ASU is not expected to be material to the Company’s results of operations or financial position.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326). The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including loans, held-to-maturity debt securities and commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology, referred to as Current Expected Credit Loss, or CECL, that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Credit losses on available-for-sale debt securities will be measured in a manner similar to current GAAP, but will be recognized through an allowance rather than as a direct write-down. This update will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is in the early stages of developing a project plan to facilitate the implementation of CECL. This plan will consider potential enhancements to internal controls, loan pool segmentation, loan loss estimation methodology, data gathering resources, data analytics and necessary disclosures. Upon adoption, the Company currently expects an increase to the allowance for loan losses with a resulting adjustment to reduce retained earnings.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350). The update intends to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the impairment charge should not exceed the total amount of goodwill allocated to that reporting unit. This update will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of this ASU is not expected to be material to the Company’s results of operations or financial position.

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

Basic and diluted earnings per share have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share amounts)
Net income available to common stockholders	$11,347	$5,907	$20,591	$13,384

Basic weighted average shares outstanding	51,003,967	51,026,985	50,976,950	51,298,334
Effect of dilutive stock options	1,418,519	1,110,490	1,497,811	1,102,364

Diluted weighted average shares outstanding	$52,422,486	52,137,475	$52,474,761	52,400,698

Earnings per share:
Basic	$0.22	$0.12	$0.40	$0.26
Diluted	$0.22	$0.11	$0.39	$0.26

For the three and six months ended June 30, 2017 there were no anti-dilutive options. An anti-dilutive option exists when the average stock price for the period is less than the exercise price of the option. For the three and six months ended June 30, 2016, options for the exercise of 248,904 shares and 320,829 shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

On July 31, 2017, the Company granted 682,750 stock options and 272,750 restricted stock awards under the 2015 Equity Incentive Plan to its directors and officers, including named executive officers of the Company. Awards vest 20% per year over a period of five years beginning one year from the date of grant.

4. SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2017
Debt securities:
Corporate bonds-financial services	$5,001	$—	$(1)	$5,000
Municipal bonds	626	15	—	641
Residential mortgage-backed securities:
Government-sponsored enterprises	4,574	288	(2)	4,860
Private label	76	6	—	82

Total debt securities	10,277	309	(3)	10,583

Marketable equity securities:
Common stocks:
Basic materials	4,561	323	(561)	4,323
Consumer products and services	11,775	1,059	(655)	12,179
Financial services	6,019	1,189	(25)	7,183
Healthcare	8,596	1,294	(2)	9,888
Industrials	4,245	633	(42)	4,836
Technology	3,043	376	(86)	3,333

Total common stocks	38,239	4,874	(1,371)	41,742
Money market mutual funds	37	—	—	37

Total marketable equity securities	38,276	4,874	(1,371)	41,779

Total securities available for sale	$48,553	$5,183	$(1,374)	$52,362

December 31, 2016
Debt securities:
Corporate bonds:
Financial services	$12,989	$16	$(3)	$13,002
Industrials	1,000	3	—	1,003

Total corporate bonds	13,989	19	(3)	14,005
Municipal bonds	1,202	17	—	1,219
Residential mortgage-backed securities:
Government-sponsored enterprises	5,284	325	(3)	5,606
Private label	779	22	—	801

Total debt securities	21,254	383	(6)	21,631

Marketable equity securities:
Common stocks:
Basic materials	6,763	901	(232)	7,432
Consumer products and services	13,567	1,093	(382)	14,278
Financial services	5,953	970	—	6,923
Healthcare	8,225	533	(456)	8,302
Industrials	4,181	624	(11)	4,794
Technology	4,081	440	(220)	4,301

Total common stocks	42,770	4,561	(1,301)	46,030
Money market mutual funds	2	—	—	2

Total marketable equity securities	42,772	4,561	(1,301)	46,032

Total securities available for sale	$64,026	$4,944	$(1,307)	$67,663

At June 30, 2017, securities with an amortized cost of $3.6 million and $483,000 were pledged as collateral for Federal Home Loan Bank of Boston (“FHLB”) borrowings and for the Federal Reserve Bank discount window borrowings, respectively.

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2017 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	One Year or Less		After One Year Through Five Years		After Five Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Corporate bonds-financial services	$5,001	$5,000	$—	$—	$—	$—	$5,001	$5,000
Municipal bonds	626	641	—	—	—	—	626	641
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	1	1	4,573	4,859	4,574	4,860
Private label	—	—	—	—	76	82	76	82

Total	$5,627	$5,641	$1	$1	$4,649	$4,941	$10,277	$10,583

For the three months ended June 30, 2017 and 2016, proceeds from sales of securities available for sale amounted to $3.2 million and $1.1 million, respectively. Gross gains of $808,000 and $324,000, respectively, were realized on those sales. There were $256,000 in gross losses realized on the sales for the three months ended June 30, 2016. For the six months ended June 30, 2017 and 2016, proceeds from the sales of securities available for sale amounted to $11.6 million and $5.0 million, respectively. Gross gains of $2.4 million and $1.2 million and gross losses of $21,000 and $1.1 million, respectively, were realized on those sales.

Information pertaining to securities available for sale as of June 30, 2017 and December 31, 2016, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2017
Debt securities:
Corporate bonds-financial services	$1	$5,000	$—	$—
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	2	176

Total debt securities	1	5,000	2	176

Marketable equity securities:
Common stocks:
Basic materials	149	1,592	412	1,388
Consumer products and services	512	2,862	143	1,065
Financial services	25	488	—	—
Healthcare	2	1,119	—	—
Industrials	42	694	—	—
Technology	32	968	54	291

Total common stocks and marketable equity securities	762	7,723	609	2,744

Total temporarily impaired securities	$763	$12,723	$611	$2,920

	Less Than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2016
Debt securities:
Corporate bonds-financial services	$3	$5,000	$—	$—
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	3	205

Total debt securities	3	5,000	3	205

Marketable equity securities:
Common stocks:
Basic materials	—	—	232	1,568
Consumer products and services	237	3,496	145	1,618
Healthcare	259	2,039	197	1,377
Industrials	11	450	—	—
Technology	—	—	220	1,681

Total common stocks and marketable equity securities	507	5,985	794	6,244

Total temporarily impaired securities	$510	$10,985	$797	$6,449

The Company determined no securities were other-than-temporarily impaired for the six months ended June 30, 2017, and 2016. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.

At June 30, 2017, 19 marketable equity securities with a fair value of $10.5 million had gross unrealized losses totaling $1.4 million, or an aggregate depreciation of 11.6% from the Company’s cost basis. These marketable equity securities consisted of 13 securities with a fair value of $7.7 million and a gross unrealized loss of $762,000 for less than 12 months and six securities with a fair value of $2.7 million and a gross unrealized loss of $609,000 for 12 months or longer. The marketable equity securities in a gross unrealized loss position for 12 months or longer were comprised of three securities in the basic materials sector with a fair value of $1.4 million and a gross unrealized loss of $412,000, two securities in the consumer products and services sector with a fair value of $1.1 million and a gross unrealized loss of $143,000, and one security in the technology sector with a fair value of $291,000 and a gross unrealized loss of $54,000.

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

5. LOANS

A summary of loans follows:

	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$552,762	12.8%	$532,450	13.5%
Home equity lines of credit	42,599	1.0	42,913	1.1
Multi-family	695,602	16.2	562,948	14.3
Commercial real estate	1,927,572	44.8	1,776,601	45.1
Construction	517,471	12.0	502,753	12.8

Total real estate loans	3,736,006	86.8	3,417,665	86.8
Commercial and industrial	557,443	13.0	515,430	13.0
Consumer	10,058	0.2	9,712	0.2

Total loans	4,303,507	100.0%	3,942,807	100.0%

Allowance for loan losses	(43,229)		(40,149)
Net deferred loan origination fees	(4,443)		(3,990)

Loans, net	$4,255,835		$3,898,668

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At June 30, 2017 and December 31, 2016, the Company was servicing loans for participants aggregating $252.5 million and $210.5 million, respectively.

At June 30, 2017, multi-family and commercial real estate loans with carrying values totaling $66.3 million and $451.4 million, respectively, were pledged as collateral for FHLB borrowings.

An analysis of the allowance for loan losses and related information follows:

	Three Months Ended June 30, 2017
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Beginning balance	$1,352	$4,704	$84	$19,141	$9,911	$6,480	$92	$41,764
Provision (credit) for loan losses	(188)	844	(13)	1,457	(1,068)	421	44	1,497
Charge-offs	—	—	—	—	(2)	—	(75)	(77)
Recoveries	3	1	—	—	5	—	36	45

Ending balance	$1,167	$5,549	$71	$20,598	$8,846	$6,901	$97	$43,229

	Three Months Ended June 30, 2016
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Beginning balance	$1,385	$3,487	$96	$15,083	$7,789	$6,459	$91	$34,390
Provision (credit) for loan losses	(65)	515	(4)	1,867	1,294	284	61	3,952
Charge-offs	—	—	—	—	—	—	(70)	(70)
Recoveries	—	—	—	—	7	8	30	45

Ending balance	$1,320	$4,002	$92	$16,950	$9,090	$6,751	$112	$38,317

	Six Months Ended June 30, 2017
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Beginning balance	$1,367	$4,514	$73	$18,725	$8,931	$6,452	$87	$40,149
Provision (credit) for loan losses	(233)	1,034	(2)	1,873	(133)	449	128	3,116
Charge-offs	—	—	—	—	(2)	—	(166)	(168)
Recoveries	33	1	—	—	50	—	48	132

Ending balance	$1,167	$5,549	$71	$20,598	$8,846	$6,901	$97	$43,229

	Six Months Ended June 30, 2016
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Beginning balance	$1,354	$3,385	$144	$14,497	$8,313	$5,620	$92	$33,405
Provision (credit) for loan losses	(34)	617	(52)	2,453	763	1,167	104	5,018
Charge-offs	—	—	—	—	—	(44)	(134)	(178)
Recoveries	—	—	—	—	14	8	50	72

Ending balance	$1,320	$4,002	$92	$16,950	$9,090	$6,751	$112	$38,317

	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
June 30, 2017
Amount of allowance for loan losses for loans deemed to be impaired	$51	$133	$—	$2	$—	$—	$—	$186
Amount of allowance for loan losses for loans not deemed to be impaired	1,116	5,416	71	20,596	8,846	6,901	97	43,043

	$1,167	$5,549	$71	$20,598	$8,846	$6,901	$97	$43,229

Loans deemed to be impaired	$1,384	$1,337	$—	$2,667	$173	$1,616	$—	$7,177
Loans not deemed to be impaired	551,378	694,265	42,599	1,924,905	517,298	555,827	10,058	4,296,330

	$552,762	$695,602	$42,599	$1,927,572	$517,471	$557,443	$10,058	$4,303,507

December 31, 2016
Amount of allowance for loan losses for loans deemed to be impaired	$49	$137	$—	$—	$—	$—	$—	$186
Amount of allowance for loan losses for loans not deemed to be impaired	1,318	4,377	73	18,725	8,931	6,452	87	39,963

	$1,367	$4,514	$73	$18,725	$8,931	$6,452	$87	$40,149

Loans deemed to be impaired	$1,422	$1,359	$—	$2,807	$988	$1,808	$—	$8,384
Loans not deemed to be impaired	531,028	561,589	42,913	1,773,794	501,765	513,622	9,712	3,934,423

	$532,450	$562,948	$42,913	$1,776,601	$502,753	$515,430	$9,712	$3,942,807

The following table provides information about the Company’s past due and non-accrual loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
June 30, 2017
Real estate loans:
Residential real estate:
One- to four-family	$903	$702	$892	$2,497	$7,667
Home equity lines of credit	786	297	115	1,198	619
Commercial real estate	102	—	1,790	1,892	2,666

Total real estate loans	1,791	999	2,797	5,587	10,952
Commercial and industrial	5	—	529	534	529
Consumer	816	405	—	1,221	—

Total	$2,612	$1,404	$3,326	$7,342	$11,481

December 31, 2016
Real estate loans:
Residential real estate:
One- to four-family	$641	$834	$2,902	$4,377	$8,487
Home equity lines of credit	707	131	672	1,510	674
Commercial real estate	105	—	1,904	2,009	2,807
Construction	—	—	815	815	815

Total real estate loans	1,453	965	6,293	8,711	12,783
Commercial and industrial	—	—	653	653	653
Consumer	679	392	—	1,071	—

Total	$2,132	$1,357	$6,946	$10,435	$13,436

At June 30, 2017 and December 31, 2016, the Company did not have any accruing loans past due 90 days or more.

The following tables provide information with respect to the Company’s impaired loans:

	June 30, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
One- to four-family	$812	$1,263		$841	$1,281
Multi-family	66	66		74	74
Commercial real estate	2,256	2,565		2,807	3,102
Construction	173	173		988	1,083
Commercial and industrial	1,616	1,946		1,808	2,138

Total	4,923	6,013		6,518	7,678

Impaired loans with a valuation allowance:
One- to four-family	572	572	$51	581	581	$49
Multi-family	1,271	1,271	133	1,285	1,285	137
Commercial real estate	411	411	2	—	—	—

Total	2,254	2,254	186	1,866	$1,866	186

Total impaired loans	$7,177	$8,267	$186	$8,384	$9,544	$186

At June 30, 2017, additional funds committed to be advanced in connection with impaired construction loans were immaterial.

	Three Months Ended June 30,
	2017			2016
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
One- to four-family	$1,550	$16	$11	$1,699	$16	$10
Multi-family	1,342	13	—	1,385	14	—
Commercial real estate	2,762	24	24	3,937	14	14
Construction	173	2	—	14,017	9	6
Commercial and industrial	1,638	16	—	1,980	18	—

Total impaired loans	$7,465	$71	$35	$23,018	$71	$30

	Six Months Ended June 30,
	2017			2016
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
One- to four-family	$1,559	$35	$25	$1,709	$36	$25
Multi-family	1,348	27	—	1,390	27	—
Commercial real estate	2,781	33	33	3,805	53	53
Construction	580	4	—	14,771	17	10
Commercial and industrial	1,714	32	—	1,376	49	13

Total impaired loans	$7,982	$131	$58	$23,051	$182	$101

The following table summarizes the troubled debt restructurings (“TDRs”) at the dates indicated:

	June 30, 2017	December 31, 2016
	(In thousands)
TDRs on accrual status:
One- to four-family	$2,182	$2,219
Multi-family	1,337	1,359
Home equity lines of credit	17	18
Commercial real estate	9,331	9,460
Construction	173	174
Commercial and industrial	24	27

Total TDRs on accrual status	13,064	13,257

TDRs on non-accrual status:
One- to four-family	1,095	1,123

Total TDRs on non-accrual status	1,095	1,123

Total TDRs	$14,159	$14,380

The Company generally places loans modified as TDRs on non-accrual status for a minimum period of six months. Loans modified as TDRs qualify for return to accrual status once they have demonstrated performance with the modified terms of the loan agreement for a minimum of six months and future payments are reasonably assured. TDRs are initially reported as impaired loans with an allowance established as part of the allocated component of the allowance for loan losses when the discounted cash flows of the impaired loan is lower than the carrying value of that loan. TDRs may be removed from impairment disclosures in the year following the restructure if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. At both June 30, 2017 and December 31, 2016, the allowance for loan losses included an allocated component related to TDRs of $186,000. There were no charge-offs related to the TDRs modified during the six months ended June 30, 2017 and 2016. TDRs that defaulted and became 90 days past due in the first twelve months after being restructured were immaterial for the six months ended June 30, 2017, and 2016.

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

The following tables provide the Company’s risk-rated loans by class:

	June 30, 2017				December 31, 2016
	Multi-family residential real estate	Commercial real estate	Construction	Commercial and industrial	Multi-family residential real estate	Commercial real estate	Construction	Commercial and industrial
	(In thousands)
Loans rated 1 - 6	$690,236	$1,923,617	$517,298	$501,746	$556,892	$1,771,671	$500,565	$465,979
Loans rated 7	818	1,289	—	27,888	841	2,123	—	22,820
Loans rated 8	4,548	2,666	173	27,809	5,215	2,807	2,188	26,631
Loans rated 9	—	—	—	—	—	—	—	—
Loans rated 10	—	—	—	—	—	—	—	—

Total	$695,602	$1,927,572	$517,471	$557,443	$562,948	$1,776,601	$502,753	$515,430

For one- to four-family residential real estate loans, home equity lines of credit and consumer loans, management uses delinquency reports as the key credit quality indicator.

6. DEPOSITS

A summary of deposit balances, by type, follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Demand deposits	$457,009	$431,222
NOW deposits	779,208	630,413
Money market deposits	972,720	980,344
Regular savings and other deposits	321,674	305,632

Total non-certificate accounts	2,530,611	2,347,611

Term certificates less than $250,000	842,316	850,565
Term certificates $250,000 and greater	286,990	277,661

Total certificate accounts	1,129,306	1,128,226

Total deposits	$3,659,917	$3,475,837

A summary of term certificates, by maturity, follows:

	June 30, 2017		December 31, 2016
Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$632,469	1.20%	$539,903	1.16%
Over 1 year to 2 years	187,715	1.29	306,120	1.29
Over 2 years to 3 years	223,809	1.94	122,952	1.69
Over 3 years to 4 years	59,347	1.92	133,256	2.02
Over 4 years to 5 years	22,371	1.88	22,483	1.61
Greater than 5 years	3,595	5.50	3,512	5.50

	$1,129,306	1.43%	$1,128,226	1.38%

The Company had brokered certificates of deposit, which are included in term certificates in the tables above, totaling $152.9 million with a weighted average rate of 1.49% and $158.5 million with a weighted average rate of 1.33% at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017 and December 31, 2016, the Company also had brokered NOW deposits totaling $436.6 million and $296.3 million representing reciprocal deposits received from other financial institutions through Authorized Bank Deposit Placement Network Sponsor to facilitate full federal deposit insurance coverage for certain Bank customers.

7. BORROWINGS

At June 30, 2017, short-term borrowings with an original maturity of less than one year consisted of an FHLB advance totaling $40.0 million with a rate of 1.30% that matured on July 3, 2017. The Company had no short-term borrowings on December 31, 2016. The Company has an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily and $483,000 of borrowing capacity at the Federal Reserve Bank discount window. No amounts were drawn on the line of credit and no borrowings were outstanding with the Federal Reserve Bank discount window as of June 30, 2017 or December 31, 2016.

Long-term debt consists of FHLB advances as follows:

	June 30, 2017		December 31, 2016
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Fixed rate advances maturing:
2017	$17,132	1.07%	$89,632	1.32%
2018	43,000	1.25	43,000	1.25
2019	3,986	1.23	4,891	1.23
2020	54,272	1.79	4,989	1.22
2021	60,000	1.42	45,000	1.46
2022	60,625	1.75	—	—
2023	10,000	2.10	10,000	2.10
2026	10,000	0.69	20,000	0.59
2027	25,000	1.38	—	—
2031	20,000	0.88	20,000	0.88
2032	45,000	1.03	—	—

	349,015	1.41	237,512	1.26

Variable rate advances maturing:
2020	—	—	25,000	0.27
2021	35,000	0.58	60,000	0.31
2022	30,000	0.26	—	—
2024	20,000	0.22	—	—

	85,000	0.38	85,000	0.29

Total advances	$434,015	1.21%	$322,512	1.01%

At June 30, 2017, advances amounting to $290.0 million are callable by the FHLB prior to maturity, including advances totaling $35.0 million with variable rates based on the 3-Month London Interbank Offered Rate (“LIBOR”), less 60 basis points, during the first two years and $50.0 million with variable rates based on the 3-Month LIBOR, less 100 basis points, during the first year.

All borrowings from the FHLB are secured by investment securities and qualified collateral, consisting of a blanket lien on one- to four-family loans and certain multi-family and commercial real estate loans held in the Company’s portfolio. At June 30, 2017, the Company pledged multi-family and commercial real estate loans with carrying values totaling $66.3 million and $451.4 million, respectively.

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

A summary of outstanding loan commitments whose contract amounts represent credit risk is as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Unadvanced portion of existing loans:
Construction	$558,108	$503,586
Home equity lines of credit	39,824	36,722
Other lines and letters of credit	287,990	314,225
Commitments to originate:
One- to four-family	33,613	18,272
Commercial real estate	83,746	42,141
Construction	185,076	231,274
Commercial and industrial	6,300	31,463
Other loans	—	350

Total loan commitments outstanding	$1,194,657	$1,178,033

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

Interest Rate Swaps

The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with commercial business customers to synthetically convert their loans from a variable rate to a fixed rate. The Company pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. Concurrently, the Company enters into an offsetting interest rate swap with a third party financial institution. In the offsetting swap, the Company pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating and probability of default. At June 30, 2017 and December 31, 2016, the Company had $3.2 million and $1.8 million, respectively, in cash pledged for collateral on its interest rate swaps with the third-party financial institution.

Summary information regarding these derivatives is presented below:

				June 30, 2017		December 31, 2016
	Maturity	Interest Rate Paid	Interest Rate Received	Notional Amount	Fair Value	Notional Amount	Fair Value
				(Dollars in thousands)
Customer interest rate swap	06/06/32	1 Mo. LIBOR + 200bp	Fixed (4.40%)	$66,240	$1,059	$—	$—
Third-party interest rate swap	06/06/32	Fixed (4.40%)	1 Mo. LIBOR + 200bp	66,240	(1,059)	—	—

Customer interest rate swap	10/17/33	1 Mo. LIBOR + 175bp	Fixed (4.1052%)	$10,818	$828	$10,922	$839
Third-party interest rate swap	10/17/33	Fixed (4.1052%)	1 Mo. LIBOR + 175bp	10,818	(828)	10,922	(839)

Customer interest rate swap	12/13/26	1 Mo. LIBOR + 205bp	Fixed (3.82%)	$2,961	$(53)	$3,036	$(60)
Third-party interest rate swap	12/13/26	Fixed (3.82%)	1 Mo. LIBOR + 205bp	2,961	53	3,036	60

Other Commitments

As of June 30, 2017, the Company has an outstanding commitment of $19.5 million with its core data processing provider through December 2021.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized as follows. There were no liabilities measured at fair value on a recurring basis.

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
June 30, 2017
Assets:
Debt securities	$—	$10,583	$—	$10,583
Marketable equity securities	41,779	—	—	41,779
Loan level interest rate swaps	—	1,834	—	1,834

Total assets	$41,779	$12,417	$—	$54,196

Liabilities:
Loan level interest rate swaps	—	1,834	—	1,834

Total liabilities	$—	$1,834	$—	$1,834

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
December 31, 2016
Assets:
Debt securities	$—	$21,631	$—	$21,631
Marketable equity securities	46,032	—	—	46,032
Loan level interest rate swaps	—	779	—	779

Total assets	$46,032	$22,410	$—	$68,442

Liabilities:
Loan level interest rate swaps	—	779	—	779

Total liabilities	$—	$779	$—	$779

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other assets on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or market accounting or write-downs of individual assets.

Certain impaired loans were adjusted to fair value, less cost to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for loan losses. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. Impaired loans measured at fair value at June 30, 2017 and December 31, 2016 were $3.7 million and $4.9 million, respectively. The related gains and losses were immaterial for the three and six months ended June 30, 2017 and 2016.

Summary of Fair Values of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2017
Financial assets:
Cash and due from banks	$234,776	$234,776	$—	$—	$234,776
Certificates of deposit	85,323	—	85,646	—	85,646
Securities available for sale	52,362	41,779	10,583	—	52,362
Federal Home Loan Bank stock	22,579	—	—	22,579	22,579
Loans and loans held for sale, net	4,258,092	—	—	4,334,575	4,334,575
Accrued interest receivable	11,068	—	—	11,068	11,068
Financial liabilities:
Deposits	3,659,917	—	—	3,605,013	3,605,013
Borrowings	474,015	—	475,294	—	475,294
Accrued interest payable	1,532	—	—	1,532	1,532
On-balance sheet derivative financial instruments:
Assets:
Loan level interest rate swaps	1,834	—	1,834	—	1,834
Liabilities:
Loan level interest rate swaps	1,834	—	1,834	—	1,834

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2016
Financial assets:
Cash and due from banks	$236,423	$236,423	$—	$—	$236,423
Certificates of deposit	80,323	—	80,710	—	80,710
Securities available for sale	67,663	46,032	21,631	—	67,663
Federal Home Loan Bank stock	18,175	—	—	18,175	18,175
Loans and loans held for sale, net	3,902,612	—	—	3,970,896	3,970,896
Accrued interest receivable	10,381	—	—	10,381	10,381
Financial liabilities:
Deposits	3,475,837	—	—	3,485,618	3,485,618
Borrowings	322,512	—	322,928	—	322,928
Accrued interest payable	1,384	—	—	1,384	1,384
On-balance sheet derivative financial instruments:
Assets:
Loan level interest rate swaps	779	—	779	—	779
Liabilities:
Loan level interest rate swaps	779	—	779	—	779

10. PENDING ACQUISITION

On June 26, 2017, the Company announced the signing of a definitive merger agreement to acquire Meetinghouse Bancorp, Inc. (“Meetinghouse”) and for the Bank to acquire Meetinghouse Bank. The transaction has been unanimously approved by the boards of directors of both companies. Under the terms of the agreement, Meetinghouse shareholders will receive $26.00 in cash for each of their outstanding shares of Meetinghouse common stock, representing a total transaction value of approximately $17.8 million. Meetinghouse Bank has approximately $117 million in assets, $80 million in loans and $98 million in deposits as of June 30, 2017 and conducts its operations from two offices located in the Boston communities of Dorchester and Roslindale. The closing of the acquisition is anticipated to occur during the fourth quarter of 2017, subject to approval by Meetinghouse’s shareholders, the receipt of required regulatory approvals and the satisfaction of other customary closing conditions. For more information, refer to the Current Report on Form 8-K filed with the SEC on June 26, 2017.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis contains information from our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with the Consolidated Financial Statements and related notes in Part I, Item 1 of this report and the business and financial information and the Consolidated Financial Statements and related notes that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC.

Forward Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements, can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. The Company’s ability to predict results or actual effect of future plans is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary markets;

•	competition among depository and other financial institutions;

•	changes in consumer spending, borrowing and savings habits;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements

•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the SEC;

•	changes in the level and trends of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;

•	our ability to access cost-effective funding;

•	fluctuations in real estate values and both residential and commercial real estate market conditions;

•	demand for loans and deposits in our market area;

•	our ability to implement and changes in our business strategies;

•	adverse changes in the securities or secondary mortgage markets;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations;

•	our ability to manage market risk, credit risk and operational risk in the current economic conditions;

•	our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we have acquired or may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•	our ability to retain key employees; and

•	significant increases in our loan losses.

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

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

Assets. Our total assets increased $351.4 million, or 7.9%, to $4.787 billion at June 30, 2017 from $4.436 billion at December 31, 2016. Net loans increased $357.2 million, or 9.2%, to $4.256 billion at June 30, 2017 from $3.899 billion at December 31, 2016. Securities available for sale decreased $15.3 million, or 22.6%, to $52.4 million at June 30, 2017 from $67.7 million at December 31, 2016.

Loan Portfolio Analysis. At June 30, 2017, net loans were $4.256 billion, or 88.9% of total assets. During the six months ended June 30, 2017, net loans increased $357.2 million, or 9.2%. Loan originations totaled $826.7 million during the six months ended June 30, 2017. The increase in net loans resulted primarily from increases of $151.0 million in commercial real estate loans, $132.7 million in multi-family loans, $42.0 million in commercial and industrial loans, $20.3 million in one- to four-family loans, and $14.7 million in construction loans. Refer to Note 5, Loans, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding the loans held in the Company’s loan portfolio.

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. Management of asset quality is accomplished by strong internal controls, monitoring and reporting of key risk indicators, and both internal and independent third-party loan reviews. The primary objective of our loan review process is to measure borrower performance and assess risk for the purpose of identifying loan weakness in order to minimize loan loss exposure. From the time of loan origination through final repayment, multi-family, commercial real estate, construction, and commercial and industrial loans are assigned a risk rating based on pre-determined criteria and levels of risk. The risk rating is monitored annually for most loans; however, it may change during the life of the loan as appropriate.

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

Delinquencies. Total past due loans decreased $3.1 million, or 29.6%, to $7.3 million at June 30, 2017 from $10.4 million at December 31, 2016, reflecting a decrease of $3.6 million in loans 90 days or greater past due, offset by increases of $47,000 in loans 60 to 89 days past due and $480,000 in loans 30 to 59 days past due. At June 30, 2017, non-accrual loans (which totaled $11.5 million) exceeded loans 90 days or greater past due (which totaled $3.3 million) primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected and certain loans remain on non-accrual status until they attain a sustained payment history of six consecutive months.

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including TDRs on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At June 30, 2017, we did not have any accruing loans past due 90 days or greater. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $686,000 at June 30, 2017.

The following table provides information with respect to our non-performing assets at the dates indicated.

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One- to four-family	$7,667	$8,487
Home equity lines of credit	619	674
Commercial real estate	2,666	2,807
Construction	—	815

Total real estate loans	10,952	12,783
Commercial and industrial	529	653

Total non-accrual loans (1)	11,481	13,436

Total non-performing assets	$11,481	$13,436

Non-accrual loans to total loans	0.27%	0.34%
Non-accrual loans to total assets	0.24%	0.30%
Non-performing assets to total assets	0.24%	0.30%

(1)	TDRs on accrual status not included above totaled $13.1 million at June 30, 2017 and $13.3 million at December 31, 2016.

Non-performing assets were $11.5 million, or 0.24% of total assets, at June 30, 2017, compared to $13.4 million, or 0.30% of total assets, at December 31, 2016. We recognized $270,000 of interest income on non-accrual loans for the six months ended June 30, 2017. Additional interest income that would have been recorded for the six months ended June 30, 2017 had non-accruing loans been current according to their original terms amounted to $11,000.

Non-accrual loans decreased $2.0 million, or 14.6%, to $11.5 million, or 0.27% of total loans outstanding at June 30, 2017, from $13.4 million, or 0.34% of total loans outstanding at December 31, 2016, primarily due to an $820,000 decrease in non-accrual, one- to four-family loans and an $815,000 decrease in non-accrual, construction loans.

Achieving and maintaining a moderate risk profile by aggressively managing troubled assets has been and will continue to be a primary focus for us. At June 30, 2017, our allowance for loan losses was $43.2 million, or 1.00% of total loans and 376.53% of non-accrual loans, compared to $40.1 million, or 1.02% of total loans and 298.82% of non-accrual loans at December 31, 2016. We increased our allowance primarily as a result of growth in the loan portfolio, in particular, commercial loans. Included in our allowance at June 30, 2017 was a general component of $43.0 million, which is based upon our evaluation of various factors relating to loans not deemed to be impaired. We continue to believe our level of non-performing loans and assets, which declined significantly during the past two years, is manageable and we believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

At June 30, 2017 and December 31, 2016, the Company did not hold any foreclosed real estate. We continue to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures.

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

Total TDRs decreased $221,000 to $14.2 million at June 30, 2017 from $14.4 million at December 31, 2016, reflecting principal paydowns. Modifications of TDRs consist of rate reductions, loan term extensions or provisions for interest-only payments for specified periods up to 12 months. We have generally been successful with the concessions we have offered to borrowers to date. We generally return TDRs to accrual status when they have sustained payments for six consecutive months based on the restructured terms and future payments are reasonably assured. We recognized $305,000 of interest income on TDRs for the six months ended June 30, 2017.

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

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. These other potential problem loans are generally loans classified as “substandard” or 8-rated loans in accordance with our ten-grade internal loan rating system that is consistent with guidelines established by banking regulators. At June 30, 2017, other potential problem loans totaled $29.4 million, including $26.2 million of commercial and industrial loans and $3.2 million of multi-family loans.

Allowance for Loan Losses. The allowance for loan losses is maintained at levels considered adequate by management to provide for probable loan losses inherent in the loan portfolio as of the consolidated balance sheet reporting dates. The allowance for loan losses is based on management’s assessment of various factors affecting the loan portfolio, including portfolio composition, amount of and trends in delinquent and non-accrual loans, national and local business conditions and loss experience and an overall evaluation of the quality of the underlying collateral.

Changes in the allowance for loan losses during the periods indicated were as follows:

	Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Beginning balance	$40,149	$33,405
Provision for loan losses	3,116	5,018
Charge-offs:
Construction	(2)	—
Commercial and industrial	—	(44)
Consumer	(166)	(134)

Total charge-offs	(168)	(178)

Recoveries:
One- to four-family	33	—
Multi-family	1	—
Construction	50	14
Commercial and industrial	—	8
Consumer	48	50

Total recoveries	132	72

Net charge-offs	(36)	(106)

Ending balance	$43,229	$38,317

Allowance to non-accrual loans	376.53%	130.22%
Allowance to total loans outstanding	1.00%	1.08%
Net charge-offs to average loans outstanding	0.00%	0.01%

Our provision for loan losses was $3.1 million for the six months ended June 30, 2017 compared to $5.0 million for the six months ended June 30, 2016. For the six months ended June 30, 2017, the provision for loan losses was primarily due to growth in the commercial loan categories. The changes in the provision and the allowance for loan losses were based on management’s assessment of loan portfolio growth and composition changes, declines in historical charge-off trends, reduced levels of problem loans and other improving asset quality trends. The increase in the allowance for loan losses at June 30, 2017 compared to June 30, 2016 was primarily due to increases in the multi-family, commercial real estate, construction, and commercial and industrial loan categories; as such loans have higher inherent credit risk than one- to four- family loans and home equity lines of credit. We continue to assess the adequacy of our allowance for loan losses in accordance with established policies.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	June 30, 2017			December 31, 2016
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$1,167	2.7%	12.8%	$1,367	3.4%	13.5%
Multi-family	5,549	12.8	16.2	4,514	11.2	14.3
Home equity lines of credit	71	0.2	1.0	73	0.2	1.1
Commercial real estate	20,598	47.6	44.8	18,725	46.7	45.1
Construction	8,846	20.5	12.0	8,931	22.2	12.8

Total real estate loans	36,231	83.8	86.8	33,610	83.7	86.8
Commercial and industrial	6,901	16.0	13.0	6,452	16.1	13.0
Consumer	97	0.2	0.2	87	0.2	0.2

Total	$43,229	100.0%	100.0%	$40,149	100.0%	100.0%

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

We had impaired loans totaling $7.2 million and $8.4 million as of June 30, 2017 and December 31, 2016, respectively. At June 30, 2017, impaired loans totaling $2.3 million had a valuation allowance of $186,000. Impaired loans totaling $1.9 million had a valuation allowance of $186,000 at December 31, 2016. Our average investment in impaired loans was $8.0 million and $23.1 million for the six months ended June 30, 2017 and 2016, respectively.

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

Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral-dependent as of June 30, 2017 and considered any probable loss in determining the allowance for loan losses.

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

Securities Portfolio. At June 30, 2017, our securities portfolio was $52.4 million, or 1.1% of total assets. During the six months ended June 30, 2017, the securities portfolio decreased $15.3 million, or 22.6%, primarily due to $11.0 million in maturities, calls and principal payments and $11.6 million in sales, partially offset by $5.3 million in purchases. At June 30, 2017, the securities portfolio consisted of $10.6 million, or 20.2%, in debt securities and $41.8 million, or 79.8%, in marketable equity securities. The debt securities within the portfolio are corporate bonds, municipal bonds, and mortgage-backed securities issued by government-sponsored enterprises and private companies. Included in marketable equity securities are common stocks and money market mutual funds. We purchase marketable equity securities with the intent to generate long-term capital gains through purchasing investment grade dividend paying securities in companies with relatively low long-term debt and a history of sustained earnings and above-average growth. We typically initiate a securities position based on market opportunities. At June 30, 2017, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our equity. Refer to Note 4, Securities Available for Sale, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our securities portfolio.

Deposits. Deposits are a major source of our funds for lending and other investment purposes. Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Our deposit base is comprised of demand, NOW, money market, regular savings and other deposits, and certificates of deposit, which include brokered certificates of deposit. We consider demand, NOW, money market, and regular savings and other deposits to be core deposits. Total deposits increased $184.1 million, or 5.3%, to $3.660 billion at June 30, 2017 from $3.476 billion at December 31, 2016. Our continuing focus on the acquisition and expansion of core deposit relationships resulted in net growth in core deposits of $183.0 million, or 7.8%, to $2.531 billion, or 69.1% of total deposits. Refer to Note 6, Deposits, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our deposits.

The following table sets forth the average balances of deposits for the periods indicated.

	Six Months Ended June 30,
	2017			2016
	Average Balance	Average Rate	Percent of Total Deposits	Average Balance	Average Rate	Percent of Total Deposits
	(Dollars in thousands)
Demand deposits	$440,986	—%	12.4%	$364,760	—%	12.5%
NOW deposits	704,681	0.81	21.3	401,952	0.57	15.1
Money market deposits	1,000,343	0.90	26.6	843,700	0.80	27.1
Regular savings and other deposits	312,825	0.14	8.8	293,550	0.14	10.0
Certificates of deposit	1,140,921	1.39	30.9	971,219	1.28	35.3

Total	$3,599,756	0.86%	100.0%	$2,875,181	0.76%	100.0%

Borrowings. We use borrowings from the FHLB to supplement our supply of funds for loans and investments. At June 30, 2017 and December 31, 2016, FHLB advances totaled $474.0 million and $322.5 million, respectively, with a weighted average rate of 1.21% and 1.01%, respectively. Total borrowings increased $151.5 million, or 47.0%, during the six months ended June 30, 2017. The Bank entered into a short-term advance with a term of three days and a fixed rate of 1.30% and long-term advances with the FHLB totaling $205.6 million with original terms ranging from three to 15 years and initial interest rates ranging from 0.04% to 2.21% during the six months ended June 30, 2017. The maturing advances with the FHLB during the six months ended June 30, 2017 totaled $94.1 million and consisted of long-term advances with original terms ranging from three to five years and fixed interest rates ranging from of 0.31% to 1.57%. At June 30, 2017, we also had an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily, none of which was outstanding at that date. Refer to Note 7, Borrowings, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our borrowings.

Information relating to borrowings is detailed in the following table.

	Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Balance outstanding at end of period	$474,015	$320,624
Average amount outstanding during the period	$343,536	$231,920
Weighted average interest rate during the period	1.23%	1.13%
Maximum outstanding at any month end	$474,015	$320,624
Weighted average interest rate at end of period	1.21%	1.01%

Stockholders’ Equity. Total stockholders’ equity increased $19.4 million, or 3.2%, to $626.7 million at June 30, 2017, from $607.3 million at December 31, 2016. The increase for the six months ended June 30, 2017 was due primarily to net income of $20.6 million, $2.8 million related to stock-based compensation plans and $99,000 in accumulated other comprehensive income, reflecting an increase in the fair value of available-for-sale securities, partially offset by dividends of $0.08 per share totaling $4.1 million. Stockholders’ equity to assets was 13.09% at June 30, 2017, compared to 13.69% at December 31, 2016. Book value per share increased to $11.68 at June 30, 2017 from $11.33 at December 31, 2016. At June 30, 2017, the Company and the Bank continued to exceed all regulatory capital requirements. Refer to “Capital Management” within this report for more information regarding capital requirements and actual capital amounts and ratios for the Bank and the Company.

Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016

Net Income. Our primary source of income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. A secondary source of income is non-interest income, which includes revenue that we receive from providing products and services. The majority of our non-interest income generally comes from customer service fees, loan fees, bank-owned life insurance, mortgage banking gains and gains on sales of securities, net.

Net income information is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
	(Dollars in thousands)
Net interest income	$35,456	$29,455	$6,001	20.4%	$68,809	$57,834	$10,975	19.0%
Provision for loan losses	1,497	3,952	(2,455)	(62.1)	3,116	5,018	(1,902)	(37.9)
Non-interest income	5,030	2,583	2,447	94.7	9,102	5,275	3,827	72.5
Non-interest expenses	21,405	19,322	2,083	10.8	43,282	38,552	4,730	12.3
Net income	11,347	5,907	5,440	92.1	20,591	13,384	7,207	53.8
Basic earnings per share	0.22	0.12	0.10	83.3	0.40	0.26	0.14	53.8
Diluted earnings per share	0.22	0.11	0.11	100.0	0.39	0.26	0.13	50.0
Return on average assets	0.97%	0.62%	0.35%	56.5	0.90%	0.72%	0.18%	25.0
Return on average equity	7.28%	4.03%	3.25%	80.6	6.66%	4.57%	2.09%	45.7

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

	Three Months Ended June 30,
	2017			2016
	Average Balance	Interest (1)	Yield Cost (1)(6)	Average Balance	Interest (1)	Yield Cost (1)(6)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$4,180,602	$44,431	4.26%	$3,422,193	$36,000	4.23%
Securities and certificates of deposits	142,159	691	1.95	199,596	995	2.00
Other interest-earning assets (3)	239,590	736	1.23	69,914	188	1.08

Total interest-earning assets	4,562,351	45,858	4.03	3,691,703	37,183	4.05

Noninterest-earning assets	110,509			124,147

Total assets	$4,672,860			$3,815,850

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$753,839	1,598	0.85	$462,543	646	0.56
Money market deposits	992,382	2,219	0.90	813,625	1,609	0.80
Regular savings and other deposits	317,656	114	0.14	296,638	106	0.14
Certificates of deposit	1,147,440	4,004	1.40	1,005,764	3,300	1.32

Total interest-bearing deposits	3,211,317	7,935	0.99	2,578,570	5,661	0.88
Borrowings	356,325	1,118	1.26	264,060	723	1.10

Total interest-bearing liabilities	3,567,642	9,053	1.02	2,842,630	6,384	0.90

Noninterest-bearing demand deposits	456,447			364,327
Other noninterest-bearing liabilities	25,732			22,909

Total liabilities	4,049,821			3,229,866
Total stockholders’ equity	623,039			585,984

Total liabilities and stockholders’ equity	$4,672,860			$3,815,850

Net interest-earning assets	$994,709			$849,073

Fully tax-equivalent net interest income		36,805			30,799
Less: tax-equivalent adjustments		(1,349)			(1,344)

Net interest income		$35,456			$29,455

Interest rate spread (1)(4)			3.01%			3.15%
Net interest margin (1)(5)			3.24%			3.36%
Average interest-earning assets to average interest-bearing liabilities		127.88%			129.87%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$3,667,764	$7,935	0.87%	$2,942,897	$5,661	0.77%
Total deposits and borrowings, including noninterest-bearing demand deposits	$4,024,089	$9,053	0.90%	$3,206,957	$6,384	0.80%

(1)	Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, as well as resulting yields, interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the three months ended June 30, 2017 and 2016, yields on loans before tax-equivalent adjustments were 4.14% and 4.09%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 1.63% and 1.66%, respectively, and yield on total interest-earning assets before tax-equivalent adjustments were 3.91% and 3.90%, respectively. Interest rate spread before tax-equivalent adjustments for the three months ended June 30, 2017 and 2016 was 2.89% and 3.00%, respectively, while net interest margin before tax-equivalent adjustments for the three months ended June 30, 2017 and 2016 was 3.12% and 3.21%, respectively.
(2)	Loans on non-accrual status are included in average balances.
(3)	Includes FHLB stock and associated dividends.
(4)	Interest rate spread represents the difference between the tax-equivalent yield on interest-earning assets and the cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income (tax-equivalent basis) divided by average interest-earning assets.
(6)	Annualized.

	Six Months Ended June 30,
	2017			2016
	Average Balance	Interest (1)	Yield Cost (1)(6)	Average Balance	Interest (1)	Yield Cost (1)(6)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$4,091,226	$86,121	4.24%	$3,284,321	$70,104	4.29%
Securities and certificates of deposits	143,990	1,418	1.99	215,600	2,028	1.89
Other interest-earning assets (3)	241,523	1,381	1.15	96,695	406	0.84

Total interest-earning assets	4,476,739	88,920	4.01	3,596,616	72,538	4.06

Noninterest-earning assets	111,130			118,614

Total assets	$4,587,869			$3,715,230

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
NOW deposits	$704,681	2,817	0.81	$401,952	1,146	0.57
Money market deposits	1,000,343	4,449	0.90	843,700	3,355	0.80
Regular savings and other deposits	312,825	222	0.14	293,550	209	0.14
Certificates of deposit	1,140,921	7,866	1.39	971,219	6,179	1.28

Total interest-bearing deposits	3,158,770	15,354	0.98	2,510,421	10,889	0.87
Borrowings	343,536	2,098	1.23	231,920	1,300	1.13

Total interest-bearing liabilities	3,502,306	17,452	1.00	2,742,341	12,189	0.89

Noninterest-bearing demand deposits	440,986			364,760
Other noninterest-bearing liabilities	26,517			22,413

Total liabilities	3,969,809			3,129,514
Total stockholders’ equity	618,060			585,716

Total liabilities and stockholders’ equity	$4,587,869			$3,715,230

Net interest-earning assets	$974,433			$854,275

Fully tax-equivalent net interest income		71,468			60,349
Less: tax-equivalent adjustments		(2,659)			(2,515)

Net interest income		$68,809			$57,834

Interest rate spread (1)(4)			3.01%			3.17%
Net interest margin (1)(5)			3.22%			3.37%
Average interest-earning assets to average interest-bearing liabilities		127.82%			131.15%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$3,599,756	$15,354	0.86%	$2,875,181	$10,889	0.76%
Total deposits and borrowings, including noninterest-bearing demand deposits	$3,943,292	$17,452	0.89%	$3,107,101	$12,189	0.79%

(1)	Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, as well as resulting yields, interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the six months ended June 30, 2017 and 2016, yields on loans before tax-equivalent adjustments were 4.12% and 4.16%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 1.67% and 1.58%, respectively, and yield on total interest-earning assets before tax-equivalent adjustments were 3.89% and 3.92%, respectively. Interest rate spread before tax-equivalent adjustments for the six months ended June 30, 2017 and 2016 was 2.89% and 3.03%, respectively, while net interest margin before tax-equivalent adjustments for the six months ended June 30, 2017 and 2016 was 3.10% and 3.23%, respectively.
(2)	Loans on non-accrual status are included in average balances.
(3)	Includes FHLB stock and associated dividends.
(4)	Interest rate spread represents the difference between the tax-equivalent yield on interest-earning assets and the cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income (tax-equivalent basis) divided by average interest-earning assets.
(6)	Annualized.

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

	Three Months Ended June 30, 2017 Compared to 2016 Increase (Decrease) Due to			Six Months Ended June 30, 2017 Compared to 2016 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:
Loans	$8,154	$277	$8,431	$16,808	$(791)	$16,017
Securities and certificates of deposits	(277)	(27)	(304)	(706)	96	(610)
Other interest-earning assets	518	30	548	784	191	975

Total	8,395	280	8,675	16,886	(504)	16,382

Interest expense:
Deposits	1,410	864	2,274	2,888	1,577	4,465
Borrowings	280	115	395	669	129	798

Total	1,690	979	2,669	3,557	1,706	5,263

Change in fully tax-equivalent net interest income	$6,705	$(699)	$6,006	$13,329	$(2,210)	$11,119

The interest rate spread and net interest margin on a tax-equivalent basis were 3.01% and 3.24%, respectively, for the three months ended June 30, 2017 compared to 3.15% and 3.36%, respectively, for the three months ended June 30, 2016. For the six months ended June 30, 2017, the interest rate spread and net interest margin on a tax-equivalent basis was 3.01% and 3.22%, respectively, compared to 3.17% and 3.37%, respectively, for the six months ended June 30, 2016. Net interest income increased 20.4% and 19.0% for the three and six months ended June 30, 2017, respectively, compared to the respective prior periods and was primarily due to loan growth, partially offset by increases in the average balances and costs of total deposits and borrowings.

The Company’s yield on interest-earning assets on a tax-equivalent basis decreased two basis points to 4.03% for the three months ended June 30, 2017 compared to 4.05% for the three months ended June 30, 2016, while the cost of funds increased 10 basis points to 0.90% from 0.80% for the three months ended June 30, 2017 and 2016, respectively. The increase in interest income was primarily due to growth in the Company’s average loan balances of $758.4 million, or 22.2%, to $4.181 billion and a three basis point increase in the yield on loans on a tax-equivalent basis to 4.26% for the three months ended June 30, 2017 compared to 4.23% for the three months ended June 30, 2016. The increase in interest expense on deposits was primarily due to the growth in average total deposits of $724.9 million, or 24.6%, to $3.668 billion and an increase in the average total cost of deposits of 10 basis points to 0.87% for the three months ended June 30, 2017 compared to 0.77% for the same period in 2016. The increase in interest expense on borrowings was primarily due to the increase in average borrowings of $92.3 million, or 34.9%, to $356.3 million, and an increase in the cost of average borrowings of 16 basis points to 1.26% for the three months ended June 30, 2017 compared to 1.10% for the three months ended June 30, 2016.

The Company’s yield on interest-earning assets on a tax-equivalent basis decreased five basis points to 4.01% for the six months ended June 30, 2017 compared to 4.06% for the six months ended June 30, 2016, while the cost of funds increased 10 basis points to 0.89% from 0.79% for the six months ended June 30, 2017 and 2016, respectively. The increase in interest income was primarily due to growth in the Company’s average loan balances of $806.9 million, or 24.6%, to $4.091 billion, partially offset by a five basis point decrease in the yield on loans on a tax-equivalent basis to 4.24% for the six months ended June 30, 2017 compared to 4.29% for the six months ended June 30, 2016, reflecting a reduction in prepayment fees on commercial real estate loans of $563,000 compared to the first six months of 2016. The increase in interest expense on deposits was primarily due to the growth in average total deposits of $724.6 million, or 25.2%, to $3.600 billion and an increase in the average total cost of deposits of 10 basis points to 0.86% for the six months ended June 30, 2017 compared to 0.76% for the same period in 2016. The increase in interest expense on borrowings was primarily due to the increase in average borrowings of $111.6 million, or 48.1%, to $343.5 million, and an increase in the cost of average borrowings of 10 basis points to 1.23% for the six months ended June 30, 2017 compared to 1.13% for the six months ended June 30, 2016.

Provision for Loan Losses. Our provision for loan losses was $1.5 million for the three months ended June 30, 2017 compared to $4.0 million for the three months ended June 30, 2016. For the six months ended June 30, 2017, the provision for loan losses was $3.1 million compared to $5.0 million for the six months ended June 30, 2016. For further discussion of the changes in the provision and allowance for loan losses, refer to “Allowance for Loan Losses.”

Non-Interest Income. Non-interest income information is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
	(Dollars in thousands)
Customer service fees	$2,214	$2,137	$77	3.6%	$4,266	$4,086	$180	4.4%
Loan fees	1,634	(22)	1,656	7,527.3	1,702	290	1,412	486.9
Mortgage banking gains, net	82	104	(22)	(21.2)	172	174	(2)	(1.1)
Gain on sales of securities, net	808	68	740	1,088.2	2,382	127	2,255	1,775.6
Income from bank-owned life insurance	292	296	(4)	(1.4)	580	598	(18)	(3.0)

Total non-interest income	$5,030	$2,583	$2,447	94.7%	$9,102	$5,275	$3,827	72.5%

The increase in loan fees for the three and six months ended June 30, 2017 compared to the same periods in 2016, was primarily due to $1.3 million of loan swap fee income recognized in the second quarter of 2017. The increase in gain on sales of securities, net, reflected an increase in the prices of the marketable equity securities sold during the three and six months ended June 30, 2017 compared to the same periods in June 30, 2016.

Non-Interest Expense. Non-interest expense information is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$12,752	$11,979	$773	6.5%	$26,427	$24,492	$1,935	7.9%
Occupancy and equipment	3,036	2,867	169	5.9	6,059	5,351	708	13.2
Data processing	1,474	1,254	220	17.5	2,853	2,511	342	13.6
Marketing and advertising	953	699	254	36.3	1,807	1,412	395	28.0
Professional services	1,106	720	386	53.6	2,241	1,333	908	68.1
Deposit insurance	813	532	281	52.8	1,504	984	520	52.8
Other general and administrative	1,271	1,271	—	—	2,391	2,469	(78)	(3.2)

Total non-interest expenses	$21,405	$19,322	$2,083	10.8%	$43,282	$38,552	$4,730	12.3%

The increase in salaries and employee benefits expense reflects annual increases in employee compensation and health benefits during the first quarter of 2017. In addition, the increase in salaries and employee benefits and occupancy and equipment expenses include costs associated with the expansion of our branch and regulatory compliance staff. Professional services increased primarily due to additional costs related to regulatory compliance projects. The Company’s efficiency ratio improved to 53.95% for the quarter ended June 30, 2017 compared to 60.44% for the quarter ended June 30, 2016. For the six months ended June 30, 2017, the efficiency ratio was 57.31%, compared to 61.21% for the six months ended June 30, 2016.

Income Tax Provision. We recorded a provision for income taxes of $6.2 million for the three months ended June 30, 2017, reflecting an effective tax rate of 35.5%, compared to $2.9 million, or a 32.6% effective tax rate, for the three months ended June 30, 2016. For the six months ended June 30, 2017, the provision for income taxes was $10.9 million, reflecting an effective tax rate of 34.7%, compared to $6.2 million, or an effective tax rate of 31.5% for the six months ended June 30, 2016. The changes in the income tax provision and effective tax rate were primarily due to changes in the components of pre-tax income.

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

Our most liquid assets are cash and due from banks, and certificates of deposit with other banks. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2017, cash and due from banks totaled $234.8 million and certificates of deposit with other banks totaled $85.3 million. In addition, at June 30, 2017, we had $57.1 million of available borrowing capacity with the FHLB, including a $9.4 million line of credit. On June 30, 2017, we had $474.0 million of advances outstanding. We periodically pledge additional multi-family and commercial real estate loans held in the Bank’s portfolio as qualified collateral to increase our borrowing capacity with the FHLB.

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

A significant use of our liquidity is the funding of loan originations. At June 30, 2017 and December 31, 2016, we had total loan commitments outstanding of $1.195 billion and $1.178 billion, respectively. Historically, many of the commitments expire without being fully drawn; therefore the total amount of commitments does not necessarily represent future cash requirements. Refer to Note 8, Commitments and Derivatives, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our outstanding commitments.

Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of June 30, 2017 totaled $632.5 million, or 56.0% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained with us. We have the ability to attract and retain deposits by adjusting the interest rates offered and accepting brokered certificates of deposit when it is deemed cost effective.

Meridian Bancorp, Inc. is a separate legal entity from East Boston Savings Bank and it must provide for its own liquidity to pay dividends and repurchase its common stock and for other corporate purposes. Meridian Bancorp, Inc.’s primary source of liquidity is proceeds from the 2014 second-step offering, and to a lesser extent dividend payments received from East Boston Savings Bank. The ability of East Boston Savings Bank to pay dividends is subject to regulatory requirements. At June 30, 2017, Meridian Bancorp, Inc. (on an unconsolidated basis) had cash and cash equivalents, certificates of deposit and securities available for sale totaling $110.2 million.

The net proceeds from the 2014 stock offering significantly increased our liquidity and capital resources. Over time, our level of liquidity may be reduced as the net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations are expected to be enhanced and result in increases in net interest-earning assets and net interest income. However, due to the increase in equity from the stock offering proceeds, our return on equity has been lower but is expected to increase over time.

Capital Management. Both the Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2017, both the Company and the Bank exceeded all of their respective regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

Federal banking regulations include minimum capital requirements for financial institutions. The regulations include a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6% and a minimum leverage ratio of 4% for all banking organizations. Additionally, financial institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total to risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer is being phased in over three years, which began on January 1, 2016. Also, certain new deductions from and adjustments to regulatory capital will be phased in over several years. Management believes that the Company will remain characterized as “well-capitalized” throughout the phase-in periods.

The Company may use capital management tools such as cash dividends and stock repurchases. Massachusetts regulations restrict repurchases for the first three years following the second-step conversion except where compelling and valid business reasons are established to the satisfaction of the Massachusetts Commissioner of Banks. We are also subject to the Federal Reserve Board’s notice provisions for stock repurchases. In August 2015, the Company received regulatory approval from the Massachusetts Commissioner of Banks and a non-objection from the Federal Reserve Bank to adopt a stock repurchase program for up to 5% of its common stock. As of June 30, 2017, the Company had repurchased 2,059,611 shares of its stock at an average price of $13.71 per share, or 75.2% of the 2,737,334 shares authorized for repurchase under the Company’s repurchase program. The Company did not repurchase any of its shares during the six months ended June 30, 2017. During the six months ended June 30, 2017 the Company’s Board of Directors declared two quarterly cash dividends of $0.04 per common share on March 1, 2017 and June 1, 2017.

The Company’s and the Bank’s actual capital amounts and ratios follow:

	Actual		Minimum Capital Requirement		Minimum to be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2017
Total Capital (to Risk Weighted Assets):
Company	$655,942	14.2%	$370,354	8.0%	$462,943	10.0%
Bank	519,997	11.3	368,587	8.0	460,736	10.0
Tier 1 Capital (to Risk Weighted Assets):
Company	611,137	13.2	277,766	6.0	370,354	8.0
Bank	475,192	10.3	276,441	6.0	368,587	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	611,137	13.2	208,324	4.5	300,913	6.5
Bank	475,192	10.3	207,330	4.5	299,478	6.5
Tier 1 Capital (to Average Assets):
Company	611,137	13.1	186,915	4.0	233,643	5.0
Bank	475,192	10.4	182,608	4.0	228,262	5.0
December 31, 2016
Total Capital (to Risk Weighted Assets):
Company	$633,420	15.0%	$338,278	8.0%	$423,597	10.0%
Bank	493,944	11.7	337,058	8.0	421,323	10.0
Tier 1 Capital (to Risk Weighted Assets):
Company	591,804	14.0	254,158	6.0	338,878	8.0
Bank	452,328	10.7	252,794	6.0	337,058	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	591,804	14.0	190,619	4.5	275,338	6.5
Bank	452,328	10.7	189,595	4.5	273,860	6.5
Tier 1 Capital (to Average Assets):
Company	591,804	13.8	171,854	4.0	214,817	5.0
Bank	452,328	10.7	168,518	4.0	210,648	5.0

A reconciliation of the Company’s and Bank’s stockholders’ equity to regulatory capital follows:

	June 30, 2017		December 31, 2016
	Consolidated	Bank	Consolidated	Bank
	(In thousands)
Total stockholders’ equity per financial statements	$626,729	$490,784	$607,297	$467,821
Adjustments to Tier 1 and Common Equity Tier 1 capital:
Accumulated other comprehensive gain	(1,905)	(1,905)	(1,806)	(1,806)
Goodwill disallowed	(13,687)	(13,687)	(13,687)	(13,687)

Total Tier 1 and Common Equity Tier 1 capital	611,137	475,192	591,804	452,328

Adjustments to total capital:
Allowance for loan losses	43,229	43,229	40,149	40,149
45% of net unrealized gains on marketable equity securities	1,576	1,576	1,467	1,467

Total regulatory capital	$655,942	$519,997	$633,420	$493,944

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

For the six months ended June 30, 2017, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Increase (Decrease)	June 30, 2017			December 31, 2016
in Market Interest Rates	Amount	Change	Percent	Amount	Change	Percent
	(Dollars in thousands)
300	$125,805	$(19,231)	(13.26)%	$115,819	$(17,805)	(13.32)%
Flat	145,036			133,624
-100	144,584	(452)	(0.31)	131,636	(1,988)	(1.49)

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls over Financial Reporting There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

For information regarding our risk factors, see “Risk Factors,” in the Company’s 2016 Annual Report on Form 10-K, filed with the SEC on March 1, 2017, which is available through the SEC’s website at www.sec.gov. As of June 30, 2017, our risk factors have not changed materially from those reported in the annual report. The risks described in the annual report are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a.)	Not applicable

(b.)	Not applicable

(c.)	For the three months ended June 30, 2017 there were no repurchases of Meridian Bancorp, Inc. stock. In August 2015, the Company adopted a repurchase program for 2,737,334 shares of common stock. The program has no expiration date. As of June 30, 2017, the Company had repurchased 2,059,611 shares of common stock under the repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation of Meridian Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Meridian Bancorp, Inc. (File No. 333-194454), originally filed with the Securities and Exchange Commission on March 10, 2014)

3.2	Bylaws of Meridian Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Meridian Bancorp, Inc. (File No. 333-194454), originally filed with the Securities and Exchange Commission on March 10, 2014)

4	Form of Common Stock Certificate of Meridian Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Meridian Bancorp, Inc. (File No. 333-194454), originally filed with the Securities and Exchange Commission on March 10, 2014)

10.1	Meridian Bancorp, Inc. 2015 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders (File No. 001-36573), filed with the Securities and Exchange Commission on August 18, 2015)

10.2	Form of Employee Stock Option Agreement under the Meridian Bancorp, Inc. 2015 Equity Incentive Plan filed as an exhibit to Form 8-K filed on November 5, 2015

10.3	Form of Director Stock Option Agreement under the Meridian Bancorp, Inc. 2015 Equity Incentive Plan filed as an exhibit to Form 8-K filed on November 5, 2015

10.4	Amended and Restated Employment Agreement with Richard J. Gavegnano and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.5	East Boston Savings Bank Amended and Restated Employee Severance Compensation Plan filed as an exhibit to Form 10-Q filed on November 10, 2014

10.6	Form of Amended and Restated Supplemental Executive Retirement Agreements with Directors Domenic A. Gambardella, Gregory F. Natalucci, and James G. Sartori filed as an exhibit to Form 10-Q filed on November 10, 2014

10.7	Amended and Restated Supplemental Executive Retirement Agreement with Richard J. Gavegnano filed as an exhibit to Form 10-Q filed on November 10, 2014

10.8	2008 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting, as filed with the Securities and Exchange Commission on July 11, 2008)

10.9	Termination Amendment for the Amended and Restated Employment Agreement between Edward J. Merritt and East Boston Savings Bank dated December 10, 2015 filed as an exhibit to Form 8-K filed on December 10, 2015

10.10	Amended and Restated Supplemental Executive Retirement Agreement between East Boston Savings Bank and Edward J. Merritt dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.11	Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2010)

10.12	First Amendment to Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2010)

10.13	Amended and Restated Two-Year Change in Control Agreement between Mark Abbate and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.14	Incentive Compensation Plan filed as an exhibit to Form 10-K filed on March 17, 2014

10.15	Amended and Restated Two-Year Change in Control Agreement between John Migliozzi and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.16	East Boston Non-Qualified Supplemental Employee Stock Ownership Plan dated October 1, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.17	Amended and Restated Two-Year Change in Control Agreement between Frank Romano and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-K filed on March 13, 2015

10.18	Form of Restricted Stock Award Agreement under the Meridian Bancorp, Inc. 2015 Equity Incentive Plan filed as an exhibit to Form 8-K filed on November 5, 2015

10.19	Two-Year Change in Control Agreement between Edward J. Merritt and East Boston Savings Bank dated December 10, 2015 filed as an exhibit to Form 8-K filed on December 10, 2015

10.20	Freeze Amendment to the Amended and Restated Supplemental Executive Retirement Agreement between East Boston Savings Bank and Edward J. Merritt dated December 10, 2015 filed as an exhibit to Form 8-K filed on December 10, 2015

21	Subsidiaries of Registrant filed as an exhibit to Form 10-Q filed on November 10, 2014

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN BANCORP, INC. (Registrant)

Date: August 9, 2017	By:	/s/ Richard J. Gavegnano
Richard J. Gavegnano Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2017	By:	/s/ Mark L. Abbate
Mark L. Abbate Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)