Form 10-Q
period 2017-09-30
Meridian Bancorp, Inc.
filed 2017-11-09
CIK 1600125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2017

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of October 31, 2017, there were 53,970,209 outstanding shares of the Registrant’s common stock.

MERIDIAN BANCORP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
ASSETS
Cash and due from banks	$300,297	$236,423
Certificates of deposit	75,192	80,323
Securities available for sale, at fair value	44,661	67,663
Federal Home Loan Bank stock, at cost	22,976	18,175
Loans held for sale	3,707	3,944
Loans, net of fees and costs	4,547,511	3,938,817
Less: allowance for loan losses	(45,643)	(40,149)

Loans, net	4,501,868	3,898,668
Bank-owned life insurance	40,052	40,745
Foreclosed real estate, net	1,690	—
Premises and equipment, net	40,077	41,427
Accrued interest receivable	11,580	10,381
Deferred tax asset, net	21,487	21,461
Goodwill	13,687	13,687
Other assets	9,140	3,105

Total assets	$5,086,414	$4,436,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$455,540	$431,222
Interest-bearing	3,489,929	3,044,615

Total deposits	3,945,469	3,475,837
Long-term debt	471,069	322,512
Accrued expenses and other liabilities	29,472	30,356

Total liabilities	4,446,010	3,828,705

Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 53,947,394 and 53,596,105 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	539	536
Additional paid-in capital	393,903	390,065
Retained earnings	262,079	234,290
Accumulated other comprehensive income	2,622	1,806
Unearned compensation—ESOP, 2,587,477 and 2,678,800 shares at September 30, 2017 and December 31, 2016, respectively	(18,739)	(19,400)

Total stockholders’ equity	640,404	607,297

Total liabilities and stockholders’ equity	$5,086,414	$4,436,002

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$46,597	$37,444	$130,281	$105,369
Interest on debt securities:
Taxable	58	203	260	707
Tax-exempt	—	30	18	95
Dividends on equity securities	275	365	843	1,183
Interest on certificates of deposit	221	75	629	380
Other interest and dividend income	819	303	2,200	709

Total interest and dividend income	47,970	38,420	134,231	108,443

Interest expense:
Interest on deposits	8,528	6,273	23,882	17,162
Interest on short-term borrowings	—	—	4	6
Interest on long-term debt	1,388	845	3,482	2,139

Total interest expense	9,916	7,118	27,368	19,307

Net interest income	38,054	31,302	106,863	89,136
Provision for loan losses	2,458	858	5,574	5,876

Net interest income, after provision for loan losses	35,596	30,444	101,289	83,260

Non-interest income:
Customer service fees	2,081	2,172	6,347	6,258
Loan fees	180	293	1,882	583
Mortgage banking gains, net	176	274	348	448
Gain on sales of securities, net	865	266	3,247	393
Income from bank-owned life insurance	294	296	874	894
Gain on life insurance distribution	1,657	—	1,657	—

Total non-interest income	5,253	3,301	14,355	8,576

Non-interest expenses:
Salaries and employee benefits	12,973	12,169	39,400	36,661
Occupancy and equipment	2,676	2,577	8,735	7,928
Data processing	1,528	1,293	4,381	3,804
Marketing and advertising	715	832	2,522	2,244
Professional services	624	663	2,865	1,996
Deposit insurance	660	572	2,164	1,556
Merger and acquisition	271	—	271	—
Other general and administrative	1,367	1,058	3,758	3,527

Total non-interest expenses	20,814	19,164	64,096	57,716

Income before income taxes	20,035	14,581	51,548	34,120
Provision for income taxes	6,702	5,084	17,624	11,239

Net income	$13,333	$9,497	$33,924	$22,881

Earnings per share:
Basic	$0.26	$0.19	$0.66	$0.45
Diluted	$0.25	$0.18	$0.65	$0.44
Weighted average shares:
Basic	51,229,203	50,982,633	51,061,959	51,192,332
Diluted	52,672,962	52,093,009	52,541,752	52,297,367

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net income	$13,333	$9,497	$33,924	$22,881

Other comprehensive income:
Securities available for sale:
Unrealized holding gain	2,067	1,781	4,621	5,653
Reclassification adjustment for gains realized in income (1)	(865)	(266)	(3,247)	(393)

Net unrealized gain	1,202	1,515	1,374	5,260
Tax effect	(485)	(570)	(558)	(2,124)

Total other comprehensive income	717	945	816	3,136

Comprehensive income	$14,050	$10,442	$34,740	$26,017

(1)	Amounts are included in gain on sales of securities, net in the Consolidated Statements of Net Income. Provisions for income tax associated with the reclassification adjustments for the three months ended September 30, 2017 and 2016 were $349,000 and $100,000, respectively, and for the nine months ended September 30, 2017 and 2016 were $1.3 million and $159,000, respectively.

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation - ESOP	Total
	(Dollars in thousands)
Nine Months Ended September 30, 2017
Balance at December 31, 2016	53,596,105	$536	$390,065	$234,290	$1,806	$(19,400)	$607,297
Comprehensive income	—	—	—	33,924	816	—	34,740
Dividends declared ($0.12 per share)	—	—	—	(6,135)	—	—	(6,135)
ESOP shares earned (91,323 shares)	—	—	968	—	—	661	1,629
Share-based compensation expense—restricted stock, net of awards forfeited	255,196	2	1,629	—	—	—	1,631
Share-based compensation expense—stock options, net of awards forfeited	—	—	923	—	—	—	923
Stock options exercised	96,093	1	318	—	—	—	319

Balance at September 30, 2017	53,947,394	$539	$393,903	$262,079	$2,622	$(18,739)	$640,404

Nine Months Ended September 30, 2016
Balance at December 31, 2015	54,875,237	$549	$403,737	$206,214	$(2,092)	$(20,282)	$588,126
Comprehensive income	—	—	—	22,881	3,136	—	26,017
Dividends declared ($0.09 per share)	—	—	—	(4,586)	—	—	(4,586)
Repurchased stock related to buyback program	(1,220,711)	(12)	(16,943)	—	—	—	(16,955)
ESOP shares earned (91,323 shares)	—	—	661	—	—	661	1,322
Share-based compensation expense—restricted stock, net of awards forfeited	(20,248)	—	1,553	—	—	—	1,553
Share-based compensation expense—stock options, net of awards forfeited	—	—	872	—	—	—	872
Excess tax benefits in connection with share-based compensation	—	—	502	—	—	—	502
Stock options exercised	79,913	—	205	—	—	—	205

Balance at September 30, 2016	53,714,191	$537	$390,587	$224,509	$1,044	$(19,621)	$597,056

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$33,924	$22,881
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of acquisition fair value adjustments	(122)	(107)
ESOP shares earned expense	1,629	1,322
Provision for loan losses	5,574	5,876
Accretion of net deferred loan origination fees	(913)	(787)
Net accretion of securities available for sale	(5)	(45)
Depreciation and amortization expense	2,333	2,224
Gain on sales of securities, net	(3,247)	(393)
Net loss and provision for foreclosed real estate	—	15
Deferred income tax benefit	(584)	(713)
Income from bank-owned life insurance	(874)	(894)
Gain on life insurance distribution	(1,657)	—
Share-based compensation expense	2,554	2,425
Net changes in:
Loans held for sale	237	1,815
Accrued interest receivable	(1,199)	(635)
Other assets	(5,719)	(3,638)
Accrued expenses and other liabilities	(1,410)	1,083

Net cash provided by operating activities	30,521	30,429

Cash flows from investing activities:
Purchases of certificates of deposit	(5,000)	(20,292)
Maturities of certificates of deposit	10,131	89,012
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	16,454	23,336
Purchase of mutual funds, net	(8)	(29,846)
Proceeds from sales	17,221	17,517
Purchases	(6,353)	(10,479)
Loans originated, net of principal payments received	(609,507)	(622,051)
Proceeds from the distribution of bank-owned life insurance	3,224	—
Purchases of premises and equipment	(921)	(2,661)
Purchase of Federal Home Loan Bank stock	(4,801)	(6,887)
Proceeds from sale of foreclosed real estate	—	623

Net cash used in investing activities	(579,560)	(561,728)

(Continued on next page)

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(Unaudited)

Cash flows from financing activities:
Net increase in deposits	469,646	486,565
Net change in borrowings with maturities less than three months	—	(20,000)
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	260,625	210,000
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(112,068)	(37,406)
Cash dividends paid on common stock	(5,609)	(4,621)
Stock options exercised	319	205
Repurchase of common stock	—	(16,955)

Net cash provided by financing activities	612,913	617,788

Net change in cash and cash equivalents	63,874	86,489
Cash and cash equivalents at beginning of period	236,423	96,363

Cash and cash equivalents at end of period	$300,297	$182,852

Supplemental cash flow information:
Interest paid on deposits	$23,690	$16,920
Interest paid on borrowings	3,312	2,032
Income taxes paid, net of refunds	21,285	15,521
Non-cash investing and financing activities:
Transfers from loans to foreclosed real estate	1,690	638
Net amounts due from broker on security transactions	316	—

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2017, and is available through the SEC’s website at www.sec.gov.

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

Change in accounting principle—Share-based compensation

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”), No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This Update amends its guidance on certain aspects of accounting for share-based payments to employees. The provisions of this Update became effective on January 1, 2017. The various changes applicable to adopting this Update include the following:

Accounting for Income Taxes

Entities will no longer record the excess tax benefits or deficiencies related to share-based compensation in additional paid-in capital. Instead, they will record excess tax benefits or deficiencies in income tax expense or benefit in the income statement as part of the provision for income taxes on a prospective basis. For interim reporting purposes the excess tax benefits or deficiencies are recorded as discrete items in the period in which they occur. The presentation of the excess tax benefits is presented as an operating activity in the statement of cash flows. In addition, under the new guidance, when calculating incremental shares for earnings per share, entities exclude from assumed proceeds excess tax benefits that previously would have been recorded in additional paid-in capital. The total income tax benefit recorded in the provision for income taxes for the nine months ended September 30, 2017 was $365,000.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall, (Subtopic 825-10). The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Targeted changes to GAAP include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has a portfolio of equity investments and if such guidance were effective for the year ending December 31, 2017, a net unrealized gain of approximately $1.5 million and related deferred tax provision of $509,000 would have been recognized in net income for the nine months ended September 30, 2017, instead of in other comprehensive income. The impact of this guidance on future periods is dependent on future market conditions and investment activity.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update is intended to improve financial reporting about leasing transactions and the key provision impacting the Company is the requirement for a lessee to record a right-to-use asset and liability representing the obligation to make lease payments for long-term operating leases. The update will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As of December 31, 2016, the Company had future minimum lease payments of $15.0 million, all under operating lease agreements. Upon adoption, the Company expects its assets and liabilities to increase based on the present value of the future minimum lease payments, using the discount rate applicable at the outset of the lease agreement. However, the adoption of this ASU is not expected to be material to the Company’s results of operations or financial position.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including loans, held-to-maturity debt securities and commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology, referred to as Current Expected Credit Loss, or CECL, that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Credit losses on available-for-sale debt securities will be measured in a manner similar to current GAAP, but will be recognized through an allowance rather than as a direct write-down. This update will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is in the early stages of developing a project plan to facilitate the implementation of CECL. This plan will consider potential enhancements to internal controls, loan pool segmentation, loan loss estimation methodology, data gathering resources, data analytics and necessary disclosures. The adoption of this ASU may result in material changes to the allowance for loan losses with a resulting adjustment to retained earnings, however any potential adjustment will be dependent on the credit risks within the portfolio and the economic environment at the time of adoption.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350). The update intends to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the impairment charge should not exceed the total amount of goodwill allocated to that reporting unit. This update will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of this ASU is not expected to be material to the Company’s results of operations or financial position.

3. EARNINGS PER SHARE

Basic earnings per share excludes dilution and is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Rights to dividends on unvested stock awards are non-forfeitable, therefore these unvested stock awards are considered outstanding in the computation of basic earnings per share. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents (such as options) were issued during the period. Unallocated common shares held by our Employee Stock Ownership Plan (“ESOP”) are shown as a reduction in stockholders’ equity and are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

Basic and diluted earnings per share have been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands, expect per share amounts)
Net income available to common stockholders	$13,333	$9,497	$33,924	$22,881

Basic weighted average shares outstanding	51,229,203	50,982,633	51,061,959	51,192,332
Effect of dilutive stock options	1,443,759	1,110,376	1,479,793	1,105,035

Diluted weighted average shares outstanding	$52,672,962	52,093,009	$52,541,752	52,297,367

Earnings per share:
Basic	$0.26	$0.19	$0.66	$0.45
Diluted	$0.25	$0.18	$0.65	$0.44

For the three and nine months ended September 30, 2017 options for the exercise of 79,802 shares and 26,601 shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. An anti-dilutive option exists when the average stock price for the period is less than the exercise price of the option. For the three and nine months ended September 30, 2016, options for the exercise of 153,760 shares and 265,139 shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

On July 31, 2017, the Company granted 682,750 stock options and 272,750 restricted stock awards under the 2015 Equity Incentive Plan to its directors and officers, including named executive officers of the Company. Awards vest 20% per year over a period of five years beginning one year from the date of grant.

4. SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2017
Debt securities:
Municipal bonds	$341	$6	$—	$347
Residential mortgage-backed securities:
Government-sponsored enterprises	4,393	288	(2)	4,679
Private label	73	5	—	78

Total debt securities	4,807	299	(2)	5,104

Marketable equity securities:
Common stocks:
Basic materials	4,518	338	(230)	4,626
Consumer products and services	10,492	1,231	(745)	10,978
Financial services	4,471	1,296	(21)	5,746
Healthcare	7,827	1,688	(6)	9,509
Industrials	4,484	770	(4)	5,250
Technology	3,041	551	(154)	3,438

Total common stocks	34,833	5,874	(1,160)	39,547
Money market mutual funds	10	—	—	10

Total marketable equity securities	34,843	5,874	(1,160)	39,557

Total securities available for sale	$39,650	$6,173	$(1,162)	$44,661

December 31, 2016
Debt securities:
Corporate bonds:
Financial services	$12,989	$16	$(3)	$13,002
Industrials	1,000	3	—	1,003

Total corporate bonds	13,989	19	(3)	14,005
Municipal bonds	1,202	17	—	1,219
Residential mortgage-backed securities:
Government-sponsored enterprises	5,284	325	(3)	5,606
Private label	779	22	—	801

Total debt securities	21,254	383	(6)	21,631

Marketable equity securities:
Common stocks:
Basic materials	6,763	901	(232)	7,432
Consumer products and services	13,567	1,093	(382)	14,278
Financial services	5,953	970	—	6,923
Healthcare	8,225	533	(456)	8,302
Industrials	4,181	624	(11)	4,794
Technology	4,081	440	(220)	4,301

Total common stocks	42,770	4,561	(1,301)	46,030
Money market mutual funds	2	—	—	2

Total marketable equity securities	42,772	4,561	(1,301)	46,032

Total securities available for sale	$64,026	$4,944	$(1,307)	$67,663

At September 30, 2017, securities with an amortized cost of $3.5 million and $472,000 were pledged as collateral for Federal Home Loan Bank of Boston (“FHLB”) borrowings and for the Federal Reserve Bank discount window borrowings, respectively.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2017 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	One Year or Less		After One Year Through Five Years		After Five Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Municipal bonds	$341	$347	$—	$—	$—	$—	$341	$347
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	1	1	4,392	4,678	4,393	4,679
Private label	—	—	—	—	73	78	73	78

Total	$341	$347	$1	$1	$4,465	$4,756	$4,807	$5,104

For the three months ended September 30, 2017 and 2016, proceeds from sales of securities available for sale amounted to $5.6 million and $12.5 million, respectively. Gross gains of $937,000 and $2.4 million and gross losses of $72,000 and $2.1 million, respectively, were realized on those sales. For the nine months ended September 30, 2017 and 2016, proceeds from the sales of securities available for sale amounted to $17.2 million and $17.5 million, respectively. Gross gains of $3.3 million and $3.6 million and gross losses of $93,000 and $3.2 million, respectively, were realized on those sales.

Information pertaining to securities available for sale as of September 30, 2017 and December 31, 2016, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2017
Debt securities:
Residential mortgage-backed securities:
Government-sponsored enterprises	$—	$—	$2	$174

Total debt securities	—	—	2	174

Marketable equity securities:
Common stocks:
Basic materials	46	833	184	1,573
Consumer products and services	136	1,192	609	1,929
Financial services	21	492	—	—
Healthcare	6	406	—	—
Industrials	4	971	—	—
Technology	146	1,227	8	337

Total common stocks and marketable equity securities	359	5,121	801	3,839

Total temporarily impaired securities	$359	$5,121	$803	$4,013

	Less Than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2016
Debt securities:
Corporate bonds-financial services	$3	$5,000	$—	$—
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	3	205

Total debt securities	3	5,000	3	205

Marketable equity securities:
Common stocks:
Basic materials	—	—	232	1,568
Consumer products and services	237	3,496	145	1,618
Healthcare	259	2,039	197	1,377
Industrials	11	450	—	—
Technology	—	—	220	1,681

Total common stocks and marketable equity securities	507	5,985	794	6,244

Total temporarily impaired securities	$510	$10,985	$797	$6,449

The Company determined no securities were other-than-temporarily impaired for the nine months ended September 30, 2017, and 2016. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.

At September 30, 2017, 18 marketable equity securities with a fair value of $9.0 million had gross unrealized losses totaling $1.2 million, or an aggregate depreciation of 11.5% from the Company’s cost basis. These marketable equity securities consisted of 11 securities with a fair value of $5.1 million and a gross unrealized loss of $359,000 for less than 12 months and seven securities with a fair value of $3.8 million and a gross unrealized loss of $801,000 for 12 months or longer. The marketable equity securities in a gross unrealized loss position for 12 months or longer were comprised of two securities in the basic materials sector with a fair value of $1.6 million and a gross unrealized loss of $184,000, four securities in the consumer products and services sector with a fair value of $1.9 million and a gross unrealized loss of $609,000, and one security in the technology sector with a fair value of $337,000 and a gross unrealized loss of $8,000.

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

Although issuers within the marketable equity securities portfolio had price declines resulting in unrealized losses, management does not believe these declines in market value are other than temporary, and the Company currently has the ability and intent to hold these investments until a recovery of fair value.

5. LOANS

A summary of loans follows:

	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$560,393	12.3%	$532,450	13.5%
Home equity lines of credit	42,042	0.9	42,913	1.1
Multi-family	702,631	15.4	562,948	14.3
Commercial real estate	2,070,761	45.5	1,776,601	45.1
Construction	604,487	13.3	502,753	12.8

Total real estate loans	3,980,314	87.4	3,417,665	86.8
Commercial and industrial	561,769	12.4	515,430	13.0
Consumer	10,222	0.2	9,712	0.2

Total loans	4,552,305	100.0%	3,942,807	100.0%

Allowance for loan losses	(45,643)		(40,149)
Net deferred loan origination fees	(4,794)		(3,990)

Loans, net	$4,501,868		$3,898,668

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At September 30, 2017 and December 31, 2016, the Company was servicing loans for participants aggregating $238.4 million and $210.5 million, respectively.

At September 30, 2017, multi-family and commercial real estate loans with carrying values totaling $161.6 million and $757.9 million, respectively, were pledged as collateral for FHLB borrowings.

An analysis of the allowance for loan losses and related information follows:

	Three Months Ended September 30, 2017
	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Beginning balance	$1,167	$5,549	$71	$20,598	$8,846	$6,901	$97	$43,229
Provision (credit) for loan losses	(100)	(44)	(9)	1,343	1,245	(52)	75	2,458
Charge-offs	—	—	—	—	—	—	(99)	(99)
Recoveries	—	—	—	—	1	30	24	55

Ending balance	$1,067	$5,505	$62	$21,941	$10,092	$6,879	$97	$45,643

	Three Months Ended September 30, 2016
	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Beginning balance	$1,320	$4,002	$92	$16,950	$9,090	$6,751	$112	$38,317
Provision (credit) for loan losses	141	302	(6)	300	560	(482)	43	858
Charge-offs	—	—	—	—	(486)	—	(72)	(558)
Recoveries	—	—	—	—	7	52	21	80

Ending balance	$1,461	$4,304	$86	$17,250	$9,171	$6,321	$104	$38,697

	Nine Months Ended September 30, 2017
	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Beginning balance	$1,367	$4,514	$73	$18,725	$8,931	$6,452	$87	$40,149
Provision (credit) for loan losses	(333)	990	(11)	3,216	1,112	397	203	5,574
Charge-offs	—	—	—	—	(2)	—	(265)	(267)
Recoveries	33	1	—	—	51	30	72	187

Ending balance	$1,067	$5,505	$62	$21,941	$10,092	$6,879	$97	$45,643

	Nine Months Ended September 30, 2016
	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Beginning balance	$1,354	$3,385	$144	$14,497	$8,313	$5,620	$92	$33,405
Provision (credit) for loan losses	107	919	(58)	2,753	1,323	685	147	5,876
Charge-offs	—	—	—	—	(486)	(44)	(206)	(736)
Recoveries	—	—	—	—	21	60	71	152

Ending balance	$1,461	$4,304	$86	$17,250	$9,171	$6,321	$104	$38,697

	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
September 30, 2017
Amount of allowance for loan losses for loans deemed to be impaired	$67	$105	$—	$—	$—	$—	$—	$172
Amount of allowance for loan losses for loans not deemed to be impaired	1,000	5,400	62	21,941	10,092	6,879	97	45,471

	$1,067	$5,505	$62	$21,941	$10,092	$6,879	$97	$45,643

Loans deemed to be impaired	$1,598	$1,327	$—	$862	$173	$1,577	$—	$5,537
Loans not deemed to be impaired	558,795	701,304	42,042	2,069,899	604,314	560,192	10,222	4,546,768

	$560,393	$702,631	$42,042	$2,070,761	$604,487	$561,769	$10,222	$4,552,305

December 31, 2016
Amount of allowance for loan losses for loans deemed to be impaired	$49	$137	$—	$—	$—	$—	$—	$186
Amount of allowance for loan losses for loans not deemed to be impaired	1,318	4,377	73	18,725	8,931	6,452	87	39,963

	$1,367	$4,514	$73	$18,725	$8,931	$6,452	$87	$40,149

Loans deemed to be impaired	$1,422	$1,359	$—	$2,807	$988	$1,808	$—	$8,384
Loans not deemed to be impaired	531,028	561,589	42,913	1,773,794	501,765	513,622	9,712	3,934,423

	$532,450	$562,948	$42,913	$1,776,601	$502,753	$515,430	$9,712	$3,942,807

The following table provides information about the Company’s past due and non-accrual loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
September 30, 2017
Real estate loans:
Residential real estate:
One- to four-family	$1,113	$984	$1,380	$3,477	$7,055
Home equity lines of credit	371	67	395	833	563
Commercial real estate	100	—	—	100	862
Construction	—	173	—	173	173

Total real estate loans	1,584	1,224	1,775	4,583	8,653
Commercial and industrial	—	—	525	525	525
Consumer	489	664	—	1,153	—

Total	$2,073	$1,888	$2,300	$6,261	$9,178

December 31, 2016
Real estate loans:
Residential real estate:
One- to four-family	$641	$834	$2,902	$4,377	$8,487
Home equity lines of credit	707	131	672	1,510	674
Commercial real estate	105	—	1,904	2,009	2,807
Construction	—	—	815	815	815

Total real estate loans	1,453	965	6,293	8,711	12,783
Commercial and industrial	—	—	653	653	653
Consumer	679	392	—	1,071	—

Total	$2,132	$1,357	$6,946	$10,435	$13,436

At September 30, 2017 and December 31, 2016, the Company did not have any accruing loans past due 90 days or more.

The following tables provide information with respect to the Company’s impaired loans:

	September 30, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
One- to four-family	$1,031	$1,488		$841	$1,281
Multi-family	63	63		74	74
Commercial real estate	862	862		2,807	3,102
Construction	173	173		988	1,083
Commercial and industrial	1,577	1,907		1,808	2,138

Total	3,706	4,493		6,518	7,678

Impaired loans with a valuation allowance:
One- to four-family	567	567	$67	581	581	$49
Multi-family	1,264	1,264	105	1,285	1,285	137
Commercial real estate	—	—	—	—	—	—

Total	1,831	1,831	172	1,866	$1,866	186

Total impaired loans	$5,537	$6,324	$172	$8,384	$9,544	$186

	Three Months Ended September 30,
	2017			2016
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
One- to four-family	$1,607	$18	$13	$1,843	$18	$13
Multi-family	1,331	13	—	1,374	14	—
Commercial real estate	2,547	10	10	2,965	19	19
Construction	173	2	2	13,620	8	4
Commercial and industrial	1,600	16	—	1,941	18	—

Total impaired loans	$7,258	$59	$25	$21,743	$77	$36

	Nine Months Ended September 30,
	2017			2016
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
One- to four-family	$1,488	$63	$47	$1,857	$54	$38
Multi-family	1,342	40	—	1,385	41	—
Commercial real estate	2,695	43	43	3,432	72	72
Construction	445	6	6	14,410	25	14
Commercial and industrial	1,676	48	—	1,570	67	13

Total impaired loans	$7,646	$200	$96	$22,654	$259	$137

At September 30, 2017, additional funds committed to be advanced in connection with impaired construction loans were immaterial.

The following table summarizes troubled debt restructurings (“TDRs”) at the dates indicated:

	September 30, 2017	December 31, 2016
	(In thousands)
TDRs on accrual status:
One- to four-family	$2,163	$2,219
Multi-family	1,326	1,359
Home equity lines of credit	—	18
Commercial real estate	9,266	9,460
Construction	—	174
Commercial and industrial	22	27

Total TDRs on accrual status	12,777	13,257

TDRs on non-accrual status:
One- to four-family	1,315	1,123
Construction	173	—

Total TDRs on non-accrual status	1,488	1,123

Total TDRs	$14,265	$14,380

The Company generally places loans modified as TDRs on non-accrual status for a minimum period of six months. Loans modified as TDRs qualify for return to accrual status once they have demonstrated performance with the modified terms of the loan agreement for a minimum of six months and future payments are reasonably assured. TDRs are initially reported as impaired loans with an allowance established as part of the allocated component of the allowance for loan losses when the discounted cash flows of the impaired loan is lower than the carrying value of that loan. TDRs may be removed from impairment disclosures in the year following the restructure if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. At September 30, 2017 and December 31, 2016, the allowance for loan losses included an allocated component related to TDRs of $172,000 and $186,000, respectively. There were no charge-offs related to the TDRs modified during the nine months ended September 30, 2017 and 2016. TDRs that defaulted and became 90 days past due in the first twelve months after being restructured were immaterial for the nine months ended September 30, 2017, and 2016.

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

The following tables provide the Company’s risk-rated loans by class:

	September 30, 2017				December 31, 2016
	Multi-family residential real estate	Commercial real estate	Construction	Commercial and industrial	Multi-family residential real estate	Commercial real estate	Construction	Commercial and industrial
	(In thousands)
Loans rated 1 - 6	$697,858	$2,052,756	$604,314	$509,977	$556,892	$1,771,671	$500,565	$465,979
Loans rated 7	277	17,143	—	25,654	841	2,123	—	22,820
Loans rated 8	4,496	862	173	26,138	5,215	2,807	2,188	26,631
Loans rated 9	—	—	—	—	—	—	—	—
Loans rated 10	—	—	—	—	—	—	—	—

Total	$702,631	$2,070,761	$604,487	$561,769	$562,948	$1,776,601	$502,753	$515,430

For one- to four-family residential real estate loans, home equity lines of credit and consumer loans, management uses delinquency reports as the key credit quality indicator.

6. DEPOSITS

A summary of deposit balances, by type, follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Demand deposits	$455,540	$431,222
Interest-bearing checking deposits	896,561	630,413
Money market deposits	975,246	980,344
Regular savings and other deposits	324,895	305,632

Total non-certificate accounts	2,652,242	2,347,611

Term certificates less than $250,000	962,755	850,565
Term certificates $250,000 and greater	330,472	277,661

Total certificate accounts	1,293,227	1,128,226

Total deposits	$3,945,469	$3,475,837

A summary of term certificates, by maturity, follows:

	September 30, 2017		December 31, 2016
Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$597,795	1.22%	$539,903	1.16%
Over 1 year to 2 years	294,158	1.42	306,120	1.29
Over 2 years to 3 years	270,173	2.00	122,952	1.69
Over 3 years to 4 years	83,080	1.97	133,256	2.02
Over 4 years to 5 years	44,434	2.06	22,483	1.61
Greater than 5 years	3,587	5.50	3,512	5.50

	$1,293,227	1.52%	$1,128,226	1.38%

The Company had brokered certificates of deposit, which are included in term certificates in the tables above, totaling $243.8 million with a weighted average rate of 1.70% and $158.5 million with a weighted average rate of 1.33% at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017 and December 31, 2016, the Company also had brokered interest-bearing checking deposits totaling $402.4 million and $296.3 million representing reciprocal deposits received from other financial institutions through an Authorized Bank Deposit Placement Network Sponsor to facilitate full federal deposit insurance coverage for certain Bank customers. In addition, the Company had $100.0 million in non-reciprocal brokered interest-bearing checking deposits at September 30, 2017.

7. BORROWINGS

The Company had no short-term borrowings at September 30, 2017 or December 31, 2016. The Company has an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily and $472,000 of borrowing capacity at the Federal Reserve Bank discount window. No amounts were drawn on the line of credit and no borrowings were outstanding with the Federal Reserve Bank discount window as of September 30, 2017 or December 31, 2016.

Long-term debt consists of FHLB advances as follows:

	September 30, 2017		December 31, 2016
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Fixed rate advances maturing:
2017	$15,000	1.02%	$89,632	1.32%
2018	43,000	1.25	43,000	1.25
2019	3,532	1.23	4,891	1.23
2020	53,912	1.80	4,989	1.22
2021	45,000	1.46	45,000	1.46
2022	80,625	1.72	—	—
2023	10,000	2.10	10,000	2.10
2026	10,000	0.69	20,000	0.59
2027	25,000	1.38	—	—
2031	20,000	0.88	20,000	0.88
2032	45,000	1.03	—	—

	351,069	1.43	237,512	1.26

Variable rate advances maturing:
2020	—	—	25,000	0.27
2021	35,000	0.71	60,000	0.31
2022	65,000	0.22	—	—
2024	20,000	0.32	—	—

	120,000	0.38	85,000	0.29

Total advances	$471,069	1.16%	$322,512	1.01%

At September 30, 2017, advances amounting to $330.0 million are callable by the FHLB prior to maturity, including advances totaling $35.0 million with variable rates based on the 3-Month London Interbank Offered Rate (“LIBOR”), less 60 basis points, during the first two years, $20.0 million with variable rates based on the 3-month LIBOR, less 130 basis points, during the first year, $45.0 million with variable rates based on the 3-Month LIBOR, less 100 basis points, during the first year, and $20.0 million with variable rates based on the 3-Month LIBOR, less 100 basis points, during the first two years.

All borrowings from the FHLB are secured by investment securities and qualified collateral, consisting of a blanket lien on one- to four-family loans and certain multi-family and commercial real estate loans held in the Company’s portfolio. At September 30, 2017, the Company pledged multi-family and commercial real estate loans with carrying values totaling $161.6 million and $757.9 million, respectively.

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

A summary of outstanding loan commitments whose contract amounts represent credit risk is as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Unadvanced portion of existing loans:
Construction	$557,232	$503,586
Home equity lines of credit	41,499	36,722
Other lines and letters of credit	275,787	314,225
Commitments to originate:
One- to four-family	20,048	18,272
Commercial real estate	75,726	42,141
Construction	241,985	231,274
Commercial and industrial	12,197	31,463
Other loans	115	350

Total loan commitments outstanding	$1,224,589	$1,178,033

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

Interest Rate Swaps

The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with commercial business customers to synthetically convert their loans from a variable rate to a fixed rate. The Company pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. Concurrently, the Company enters into an offsetting interest rate swap with a third party financial institution. In the offsetting swap, the Company pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating and probability of default. At September 30, 2017 and December 31, 2016, the Company had $3.7 million and $1.8 million, respectively, in cash pledged for collateral on its interest rate swaps with the third-party financial institution.

Summary information regarding these derivatives is presented below:

				September 30, 2017		December 31, 2016
	Maturity	Interest Rate Paid	Interest Rate Received	Notional Amount	Fair Value	Notional Amount	Fair Value
					(Dollars in thousands)
Customer interest rate swap	06/07/32	1 Mo. LIBOR + 200bp	Fixed (4.40%)	$65,883	$1,106	$—	$—
Third-party interest rate swap	06/07/32	Fixed (4.40%)	1 Mo. LIBOR + 200bp	65,883	(1,106)	—	—
Customer interest rate swap	10/17/33	1 Mo. LIBOR + 175bp	Fixed (4.1052%)	$10,767	$815	$10,922	$839
Third-party interest rate swap	10/17/33	Fixed (4.1052%)	1 Mo. LIBOR + 175bp	10,767	(815)	10,922	(839)
Customer interest rate swap	12/13/26	1 Mo. LIBOR + 205bp	Fixed (3.82%)	$2,923	$(51)	$3,036	$(60)
Third-party interest rate swap	12/13/26	Fixed (3.82%)	1 Mo. LIBOR + 205bp	2,923	51	3,036	60

Other Commitments

As of September 30, 2017, the Company has an outstanding commitment of $18.4 million with its core data processing provider through December 2021.

Employment and Change in Control Agreements

The Company has entered into employment agreements with certain senior executives which provide for a minimum annual salary, subject to increase at the discretion of the Board of Directors, and other benefits, including a severance payment in the event employment is terminated in conjunction with a defined change in control. The agreements may be terminated for cause by the Company without further liability on the part of the Company, or by the executives with prior written notice to the Board of Directors. The Company also has change in control agreements with several officers which provide a severance payment in the event employment is terminated in conjunction with a defined change in control.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized as follows. There were no liabilities measured at fair value on a recurring basis.

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
September 30, 2017
Assets:
Debt securities	$—	$5,104	$—	$5,104
Marketable equity securities	39,557	—	—	39,557
Loan level interest rate swaps	—	1,972	—	1,972

Total assets	$39,557	$7,076	$—	$46,633

Liabilities:
Loan level interest rate swaps	—	1,972	—	1,972

Total liabilities	$—	$1,972	$—	$1,972

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
December 31, 2016
Assets:
Debt securities	$—	$21,631	$—	$21,631
Marketable equity securities	46,032	—	—	46,032
Loan level interest rate swaps	—	899	—	899

Total assets	$46,032	$22,530	$—	$68,562

Liabilities:
Loan level interest rate swaps	—	899	—	899

Total liabilities	$—	$899	$—	$899

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other assets on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost-or market accounting or write-downs of individual assets.

Certain impaired loans were adjusted to fair value, less cost to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for loan losses. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. Impaired loans measured at fair value at September 30, 2017 and December 31, 2016 were $2.1 million and $4.9 million, respectively. The related gains and losses were immaterial for the three and nine months ended September 30, 2017 and 2016.

Summary of Fair Values of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2017
Financial assets:
Cash and due from banks	$300,297	$300,297	$—	$—	$300,297
Certificates of deposit	75,192	—	75,393	—	75,393
Securities available for sale	44,661	39,557	5,104	—	44,661
Federal Home Loan Bank stock	22,976	—	—	22,976	22,976
Loans and loans held for sale, net	4,505,575	—	—	4,467,739	4,467,739
Accrued interest receivable	11,580	—	—	11,580	11,580
Financial liabilities:
Deposits	3,945,469	—	—	3,838,979	3,838,979
Borrowings	471,069	—	468,067	—	468,067
Accrued interest payable	1,765	—	—	1,765	1,765
On-balance sheet derivative financial instruments:
Assets:
Loan level interest rate swaps	1,972	—	1,972	—	1,972
Liabilities:
Loan level interest rate swaps	1,972	—	1,972	—	1,972

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2016
Financial assets:
Cash and due from banks	$236,423	$236,423	$—	$—	$236,423
Certificates of deposit	80,323	—	80,710	—	80,710
Securities available for sale	67,663	46,032	21,631	—	67,663
Federal Home Loan Bank stock	18,175	—	—	18,175	18,175
Loans and loans held for sale, net	3,902,612	—	—	3,970,896	3,970,896
Accrued interest receivable	10,381	—	—	10,381	10,381
Financial liabilities:
Deposits	3,475,837	—	—	3,485,618	3,485,618
Borrowings	322,512	—	322,928	—	322,928
Accrued interest payable	1,384	—	—	1,384	1,384
On-balance sheet derivative financial instruments:
Assets:
Loan level interest rate swaps	899	—	899	—	899
Liabilities:
Loan level interest rate swaps	899	—	899	—	899

10. PENDING ACQUISITION

On June 26, 2017, the Company announced the signing of a definitive merger agreement to acquire Meetinghouse Bancorp, Inc. (“Meetinghouse”) and for the Bank to acquire Meetinghouse Bank. The transaction has been unanimously approved by the boards of directors of both companies. Under the terms of the agreement, Meetinghouse shareholders will receive $26.00 in cash for each of their outstanding shares of Meetinghouse common stock, representing a total transaction value of approximately $17.8 million. Meetinghouse Bank has approximately $114 million in assets, $77 million in loans and $95 million in deposits as of September 30, 2017 and conducts its operations from two offices located in the Boston communities of Dorchester and Roslindale. The closing of the acquisition is anticipated to occur during the fourth quarter of 2017, subject to the receipt of required regulatory approvals and the satisfaction of other customary closing conditions. For more information, refer to our Current Reports on Form 8-K filed with the SEC on June 26, 2017 and September 21, 2017.

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

Forward Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements, can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect”, “continue” and words of similar meaning. The Company’s ability to predict results or actual effect of future plans is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary markets;

•	competition among depository and other financial institutions;

•	changes in consumer spending, borrowing and savings habits;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the SEC;

•	changes in the level and trends of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;

•	our ability to access cost-effective funding;

•	fluctuations in real estate values and both residential and commercial real estate market conditions;

•	demand for loans and deposits in our market area;

•	our ability to implement changes in our business strategies;

•	adverse changes in the securities or secondary mortgage markets;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations;

•	our ability to manage market risk, credit risk and operational risk in the current economic conditions;

•	failure or breaches of our IT security systems;

•	our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we have acquired or may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•	our ability to successfully introduce new products and services;

•	our ability to retain key employees; and

•	significant increases in our loan losses.

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

Critical Accounting Policies

A summary of significant accounting policies is described in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policies are the determination of the allowance for loan losses and the evaluation of securities for other-than-temporary impairment.

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

Assets. Our total assets increased $650.4 million, or 14.7%, to $5.086 billion at September 30, 2017 from $4.436 billion at December 31, 2016. Net loans increased $603.2 million, or 15.5%, to $4.502 billion at September 30, 2017 from $3.899 billion at December 31, 2016. Securities available for sale decreased $23.0 million, or 34.0%, to $44.7 million at September 30, 2017 from $67.7 million at December 31, 2016.

Loan Portfolio Analysis. At September 30, 2017, net loans were $4.502 billion, or 88.5% of total assets. During the nine months ended September 30, 2017, net loans increased $603.2 million, or 15.5%. Loan originations totaled $1.310 billion during the nine months ended September 30, 2017. The increase in net loans resulted primarily from increases of $294.2 million in commercial real estate loans, $139.7 million in multi-family loans, $101.7 million in construction loans, $46.3 million in commercial and industrial loans, and $27.9 million in one- to four-family loans. Refer to Note 5, Loans, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding the loans held in the Company’s loan portfolio.

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

Delinquencies. Total past due loans decreased $4.2 million, or 40.0%, to $6.3 million at September 30, 2017 from $10.4 million at December 31, 2016, reflecting a decrease of $4.6 million in loans 90 days or greater past due and $59,000 in loans 30 to 59 days past due, offset by an increase of $531,000 in loans 60 to 89 days past due. At September 30, 2017, non-accrual loans (which totaled $9.2 million) exceeded loans 90 days or greater past due (which totaled $2.3 million) primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected, and certain loans remain on non-accrual status until they attain a sustained payment history of six consecutive months.

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including TDRs on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At September 30, 2017, we did not have any accruing loans past due 90 days or greater. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $1.3 million at September 30, 2017.

The following table provides information with respect to our non-performing assets at the dates indicated.

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One- to four-family	$7,055	$8,487
Home equity lines of credit	563	674
Commercial real estate	862	2,807
Construction	173	815

Total real estate loans	8,653	12,783
Commercial and industrial	525	653

Total non-accrual loans (1)	9,178	13,436
Foreclosed assets	1,690	—

Total non-performing assets	$10,868	$13,436

Non-accrual loans to total loans	0.20%	0.34%
Non-accrual loans to total assets	0.18%	0.30%
Non-performing assets to total assets	0.21%	0.30%

(1)	TDRs on accrual status not included above totaled $12.8 million at September 30, 2017 and $13.3 million at December 31, 2016.

Non-performing assets were $10.9 million, or 0.21% of total assets, at September 30, 2017, compared to $13.4 million, or 0.30% of total assets, at December 31, 2016. We recognized $326,000 of interest income on non-accrual loans for the nine months ended September 30, 2017. Additional interest income that would have been recorded for the nine months ended September 30, 2017 had non-accruing loans been current according to their original terms amounted to $17,000.

Non-accrual loans decreased $4.3 million, or 31.7%, to $9.2 million, or 0.20% of total loans outstanding at September 30, 2017, from $13.4 million, or 0.34% of total loans outstanding at December 31, 2016, primarily due to a $1.9 million decrease in non-accrual, commercial real estate loans, a $1.4 million decrease in non-accrual, one- to four-family loans and a $642,000 decrease in non-accrual, construction loans.

Achieving and maintaining a moderate risk profile by aggressively managing troubled assets has been and will continue to be a primary focus for us. At September 30, 2017, our allowance for loan losses was $45.6 million, or 1.00% of total loans and 497.31% of non-accrual loans, compared to $40.1 million, or 1.02% of total loans and 298.82% of non-accrual loans at December 31, 2016. We increased our allowance primarily as a result of growth in the loan portfolio, in particular, commercial loans. Included in our allowance at September 30, 2017 was a general component of $45.4 million, which is based upon our evaluation of various factors relating to loans not deemed to be impaired. We continue to believe our level of non-performing loans and assets, which declined significantly during the past two years, is manageable and we believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

At September 30, 2017 the Company held $1.7 million in foreclosed real estate resulting from the foreclosure of a commercial real estate loan on non-accrual status during the three months ended September 30, 2017. The Company did not hold any foreclosed real estate at December 31, 2016. We continue to be actively engaged with our borrowers in resolving remaining problem assets and actively engaged in the effective management of real estate owned as a result of foreclosures.

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

Total TDRs decreased $115,000 to $14.3 million at September 30, 2017 from $14.4 million at December 31, 2016, reflecting principal paydowns. Modifications of TDRs consist of rate reductions, loan term extensions or provisions for interest-only payments for specified periods up to 12 months. We have generally been successful with the concessions we have offered to borrowers to date. We generally return TDRs to accrual status when they have sustained payments for six consecutive months based on the restructured terms and future payments are reasonably assured. We recognized $470,000 of interest income on TDRs for the nine months ended September 30, 2017.

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

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. These other potential problem loans are generally loans classified as “substandard” or 8-rated loans in accordance with our ten-grade internal loan rating system that is consistent with guidelines established by banking regulators. At September 30, 2017, other potential problem loans totaled $27.7 million, including $24.5 million of commercial and industrial loans and $3.2 million of multi-family loans.

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

Changes in the allowance for loan losses during the periods indicated were as follows:

	Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Beginning balance	$40,149	$33,405
Provision for loan losses	5,574	5,876
Charge-offs:
Construction	(2)	(486)
Commercial and industrial	—	(44)
Consumer	(265)	(206)

Total charge-offs	(267)	(736)

Recoveries:
One- to four-family	33	—
Multi-family	1	—
Construction	51	21
Commercial and industrial	30	60
Consumer	72	71

Total recoveries	187	152

Net charge-offs	(80)	(584)

Ending balance	$45,643	$38,697

Allowance to non-accrual loans	497.31%	254.49%
Allowance to total loans outstanding	1.00%	1.04%
Net charge-offs to average loans outstanding	0.00%	0.02%

Our provision for loan losses was $5.6 million for the nine months ended September 30, 2017 compared to $5.9 million for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, the provision for loan losses was primarily due to growth in the commercial loan categories. The changes in the provision and the allowance for loan losses were based on management’s assessment of loan portfolio growth and composition changes, declines in historical charge-off trends, reduced levels of problem loans and other improving asset quality trends. The increase in the allowance for loan losses at September 30, 2017 compared to September 30, 2016 was primarily due to increases in the multi-family, commercial real estate, construction, and commercial and industrial loan categories; as such loans have higher inherent credit risk than one- to four- family loans and home equity lines of credit. We continue to assess the adequacy of our allowance for loan losses in accordance with established policies.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	September 30, 2017			December 31, 2016
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$1,067	2.3%	12.3%	$1,367	3.4%	13.5%
Multi-family	5,505	12.1	15.4	4,514	11.2	14.3
Home equity lines of credit	62	0.1	0.9	73	0.2	1.1
Commercial real estate	21,941	48.1	45.5	18,725	46.7	45.1
Construction	10,092	22.1	13.3	8,931	22.2	12.8

Total real estate loans	38,667	84.7	87.4	33,610	83.7	86.8
Commercial and industrial	6,879	15.1	12.4	6,452	16.1	13.0
Consumer	97	0.2	0.2	87	0.2	0.2

Total	$45,643	100.0%	100.0%	$40,149	100.0%	100.0%

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

We had impaired loans totaling $5.5 million and $8.4 million as of September 30, 2017 and December 31, 2016, respectively. At September 30, 2017, impaired loans totaling $1.8 million had a valuation allowance of $172,000. Impaired loans totaling $1.9 million had a valuation allowance of $186,000 at December 31, 2016. Our average investment in impaired loans was $7.6 million and $22.7 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral-dependent as of September 30, 2017 and considered any probable loss in determining the allowance for loan losses.

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

Securities Portfolio. At September 30, 2017, our securities portfolio was $44.7 million, or 0.9% of total assets. During the nine months ended September 30, 2017, the securities portfolio decreased $23.0 million, or 34.0%, primarily due to $16.5 million in maturities, calls and principal payments and $17.2 million in sales, partially offset by $6.4 million in purchases. At September 30, 2017, the securities portfolio consisted of $5.1 million, or 11.4%, in debt securities and $39.6 million, or 88.6%, in marketable equity securities. The debt securities within the portfolio are corporate bonds, municipal bonds, and mortgage-backed securities issued by government-sponsored enterprises and private companies. Included in marketable equity securities are common stocks and money market mutual funds. We purchase marketable equity securities with the intent to generate long-term capital gains through purchasing investment grade dividend paying securities in companies with relatively low long-term debt and a history of sustained earnings and above-average growth. We typically initiate a securities position based on market opportunities. At September 30, 2017, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our equity. Refer to Note 4, Securities Available for Sale, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our securities portfolio.

Deposits. Deposits are a major source of our funds for lending and other investment purposes. Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Our deposit base is comprised of demand, interest-bearing checking, money market, regular savings and other deposits, and certificates of deposit, which include brokered certificates of deposit. We consider demand, interest-bearing checking, money market, and regular savings and other deposits to be core deposits. Total deposits increased $469.6 million, or 13.5%, to $3.945 billion at September 30, 2017 from $3.476 billion at December 31, 2016. Our continuing focus on the acquisition and expansion of core deposit relationships resulted in net growth in core deposits of $304.6 million, or 13.0%, to $2.652 billion, or 67.2% of total deposits. Refer to Note 6, Deposits, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our deposits.

The following table sets forth the average balances of deposits for the periods indicated.

	Nine Months Ended September 30,
	2017			2016
	Average Balance	Average Rate	Percent of Total Deposits	Average Balance	Average Rate	Percent of Total Deposits
	(Dollars in thousands)
Demand deposits	$444,324	—%	11.6%	$371,204	—%	12.7%
Interest-bearing checking deposits	743,531	0.84	22.7	432,729	0.61	17.0
Money market deposits	988,884	0.90	24.7	841,430	0.80	26.8
Regular savings and other deposits	316,463	0.14	8.2	295,313	0.14	9.3
Certificates of deposit	1,150,472	1.41	32.8	1,009,724	1.30	34.2

Total	$3,643,674	0.88%	100.0%	$2,950,400	0.78%	100.0%

Borrowings. We use borrowings from the FHLB to supplement our supply of funds for loans and investments. At September 30, 2017 and December 31, 2016, FHLB advances totaled $471.1 million and $322.5 million, respectively, with a weighted average rate of 1.16% and 1.01%, respectively. Total borrowings increased $148.6 million, or 46.1%, during the nine months ended September 30, 2017. The Bank entered into a short-term advance with a term of three days and a fixed rate of 1.30% and long-term advances with the FHLB totaling $260.6 million with original terms ranging from three to 15 years and initial interest rates ranging from 0.004% to 2.21% during the nine months ended September 30, 2017. During the nine months ended September 30, 2017 the maturing advances with the FHLB totaled $112.1 million and consisted of long-term advances with original terms ranging from three to five years and fixed interest rates ranging from of 0.31% to 1.57%. At September 30, 2017, we also had an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily, none of which was outstanding at that date. Refer to Note 7, Borrowings, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our borrowings.

Information relating to borrowings is detailed in the following table.

	Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Balance outstanding at end of period	$471,069	$319,820
Average amount outstanding during the period	$385,696	$261,524
Weighted average interest rate during the period	1.21%	1.10%
Maximum outstanding at any month end	$474,015	$320,624
Weighted average interest rate at end of period	1.16%	1.09%

Stockholders’ Equity. Total stockholders’ equity increased $33.1 million, or 5.5%, to $640.4 million at September 30, 2017, from $607.3 million at December 31, 2016. The increase for the nine months ended September 30, 2017 was due primarily to net income of $33.9 million, $4.5 million related to stock-based compensation plans and $816,000 in accumulated other comprehensive income, reflecting an increase in the fair value of available-for-sale securities, partially offset by dividends of $0.12 per share totaling $6.1 million. Stockholders’ equity to assets was 12.59% at September 30, 2017, compared to 13.69% at December 31, 2016. Book value per share increased to $11.87 at September 30, 2017 from $11.33 at December 31, 2016. At September 30, 2017, the Company and the Bank continued to exceed all regulatory capital requirements. Refer to—“Capital Management” within this report for more information regarding capital requirements and actual capital amounts and ratios for the Bank and the Company.

Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016

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

Net income information is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
	(Dollars in thousands)
Net interest income	$38,054	$31,302	$6,752	21.6%	$106,863	$89,136	$17,727	19.9%
Provision for loan losses	2,458	858	1,600	186.5	5,574	5,876	(302)	(5.1)
Non-interest income	5,253	3,301	1,952	59.1	14,355	8,576	5,779	67.4
Non-interest expenses	20,814	19,164	1,650	8.6	64,096	57,716	6,380	11.1
Net income	13,333	9,497	3,836	40.4	33,924	22,881	11,043	48.3
Basic earnings per share	0.26	0.19	0.07	36.8	0.66	0.45	0.21	46.7
Diluted earnings per share	0.25	0.18	0.07	38.9	0.65	0.44	0.21	47.7
Return on average assets	1.10%	0.94%	0.16%	17.0	0.97%	0.80%	0.17%	21.3
Return on average equity	8.40%	6.39%	2.01%	31.5	7.25%	5.18%	2.07%	40.0

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

	Three Months Ended September 30,
	2017			2016
	Average Balance	Interest (1)	Yield Cost (1)(6)	Average Balance	Interest (1)	Yield Cost (1)(6)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$4,402,966	$47,855	4.31%	$3,614,168	$38,684	4.26%
Securities and certificates of deposits	132,972	658	1.96	157,293	823	2.08
Other interest-earning assets (3)	208,193	819	1.56	148,425	303	0.81

Total interest-earning assets	4,744,131	49,332	4.13	3,919,886	39,810	4.04

Noninterest-earning assets	115,491			117,703

Total assets	$4,859,622			$4,037,589

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing checking deposits	$819,965	1,874	0.91	$493,612	816	0.66
Money market deposits	966,340	2,240	0.92	836,941	1,715	0.82
Regular savings and other deposits	323,621	113	0.14	298,799	107	0.14
Certificates of deposit	1,169,264	4,301	1.46	1,085,898	3,635	1.33

Total interest-bearing deposits	3,279,190	8,528	1.03	2,715,250	6,273	0.92
Borrowings	468,642	1,388	1.18	320,091	845	1.05

Total interest-bearing liabilities	3,747,832	9,916	1.05	3,035,341	7,118	0.93

Noninterest-bearing demand deposits	450,890			383,953
Other noninterest-bearing liabilities	26,228			23,977

Total liabilities	4,224,950			3,443,271
Total stockholders’ equity	634,672			594,318

Total liabilities and stockholders’ equity	$4,859,622			$4,037,589

Net interest-earning assets	$996,299			$884,545

Fully tax-equivalent net interest income		39,416			32,692
Less: tax-equivalent adjustments		(1,362)			(1,390)

Net interest income		$38,054			$31,302

Interest rate spread (1)(4)			3.08%			3.11%
Net interest margin (1)(5)			3.30%			3.32%
Average interest-earning assets to average interest-bearing liabilities		126.58%			129.14%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$3,730,080	$8,528	0.91%	$3,099,203	$6,273	0.81%
Total deposits and borrowings, including noninterest-bearing demand deposits	$4,198,722	$9,916	0.94%	$3,419,294	$7,118	0.83%

(1)	Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, as well as resulting yields, interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the three months ended September 30, 2017 and 2016, yields on loans before tax-equivalent adjustments were 4.20% and 4.12%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 1.65% and 1.70%, respectively, and yield on total interest-earning assets before tax-equivalent adjustments were 4.01% and 3.90%, respectively. Interest rate spread before tax-equivalent adjustments for the three months ended September 30, 2017 and 2016 was 2.96% and 2.97%, respectively, while net interest margin before tax-equivalent adjustments for the three months ended September 30, 2017 and 2016 was 3.18% and 3.18%, respectively.
(2)	Loans on non-accrual status are included in average balances.
(3)	Includes FHLB stock and associated dividends.
(4)	Interest rate spread represents the difference between the tax-equivalent yield on interest-earning assets and the cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income (tax-equivalent basis) divided by average interest-earning assets.
(6)	Annualized.

	Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest (1)	Yield Cost (1)(6)	Average Balance	Interest (1)	Yield Cost (1)(6)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$4,196,281	$133,976	4.27%	$3,395,072	$108,788	4.28%
Securities and certificates of deposits	140,277	2,076	1.98	196,022	2,852	1.94
Other interest-earning assets (3)	230,291	2,200	1.28	114,064	709	0.83

Total interest-earning assets	4,566,849	138,252	4.05	3,705,158	112,349	4.05

Noninterest-earning assets	112,600			118,211

Total assets	$4,679,449			$3,823,369

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing checking deposits	$743,531	4,691	0.84	$432,729	1,962	0.61
Money market deposits	988,884	6,689	0.90	841,430	5,070	0.80
Regular savings and other deposits	316,463	335	0.14	295,313	316	0.14
Certificates of deposit	1,150,472	12,167	1.41	1,009,724	9,814	1.30

Total interest-bearing deposits	3,199,350	23,882	1.00	2,579,196	17,162	0.89
Borrowings	385,696	3,486	1.21	261,524	2,145	1.10

Total interest-bearing liabilities	3,585,046	27,368	1.02	2,840,720	19,307	0.91

Noninterest-bearing demand deposits	444,324			371,204
Other noninterest-bearing liabilities	26,421			22,841

Total liabilities	4,055,791			3,234,765
Total stockholders’ equity	623,658			588,604

Total liabilities and stockholders’ equity	$4,679,449			$3,823,369

Net interest-earning assets	$981,803			$864,438

Fully tax-equivalent net interest income		110,884			93,042
Less: tax-equivalent adjustments		(4,021)			(3,906)

Net interest income		$106,863			$89,136

Interest rate spread (1)(4)			3.03%			3.14%
Net interest margin (1)(5)			3.25%			3.35%
Average interest-earning assets to average interest-bearing liabilities		127.39%			130.43%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$3,643,674	$23,882	0.88%	$2,950,400	$17,162	0.78%
Total deposits and borrowings, including noninterest-bearing demand deposits	$4,029,370	$27,368	0.91%	$3,211,924	$19,307	0.80%

(1)	Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, as well as resulting yields, interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the nine months ended September 30, 2017 and 2016, yields on loans before tax-equivalent adjustments were 4.15% and 4.15%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 1.67% and 1.61%, respectively, and yield on total interest-earning assets before tax-equivalent adjustments were 3.93% and 3.91%, respectively. Interest rate spread before tax-equivalent adjustments for the nine months ended September 30, 2017 and 2016 was 2.91% and 3.00%, respectively, while net interest margin before tax-equivalent adjustments for the nine months ended September 30, 2017 and 2016 was 3.13% and 3.21%, respectively.
(2)	Loans on non-accrual status are included in average balances.
(3)	Includes FHLB stock and associated dividends.
(4)	Interest rate spread represents the difference between the tax-equivalent yield on interest-earning assets and the cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income (tax-equivalent basis) divided by average interest-earning assets.
(6)	Annualized.

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

	Three Months Ended September 30, 2017 Compared to 2016 Increase (Decrease) Due to			Nine Months Ended September 30, 2017 Compared to 2016 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:
Loans	$8,668	$503	$9,171	$25,482	$(294)	$25,188
Securities and certificates of deposits	(121)	(44)	(165)	(827)	51	(776)
Other interest-earning assets	157	359	516	976	515	1,491

Total	8,704	818	9,522	25,631	272	25,903

Interest expense:
Deposits	1,265	990	2,255	4,171	2,549	6,720
Borrowings	432	111	543	1,102	239	1,341

Total	1,697	1,101	2,798	5,273	2,788	8,061

Change in fully tax-equivalent net interest income	$7,007	$(283)	$6,724	$20,358	$(2,516)	$17,842

The interest rate spread and net interest margin on a tax-equivalent basis were 3.08% and 3.30%, respectively, for the three months ended September 30, 2017 compared to 3.11% and 3.32%, respectively, for the three months ended September 30, 2016. For the nine months ended September 30, 2017, the interest rate spread and net interest margin on a tax-equivalent basis was 3.03% and 3.25%, respectively, compared to 3.14% and 3.35%, respectively, for the nine months ended September 30, 2016. Net interest income increased 21.6% and 19.9% for the three and nine months ended September 30, 2017, respectively, compared to the respective prior periods and were primarily due to loan growth, partially offset by increases in the average balances and costs of total deposits and borrowings.

The Company’s yield on interest-earning assets on a tax-equivalent basis increased nine basis points to 4.13% for the three months ended September 30, 2017 compared to 4.04% for the three months ended September 30, 2016, while the cost of funds increased 11 basis points to 0.94% from 0.83% for the three months ended September 30, 2017 and 2016, respectively. The increase in interest income was primarily due to growth in the Company’s average loan balances of $788.8 million, or 21.8%, to $4.403 billion and a five basis point increase in the yield on loans on a tax-equivalent basis to 4.31% for the three months ended September 30, 2017 compared to 4.26% for the three months ended September 30, 2016. The increase in interest expense on deposits was due to the growth in average total deposits of $630.9 million, or 20.4%, to $3.730 billion and an increase in the average total cost of deposits of 10 basis points to 0.91% for the three months ended September 30, 2017 compared to 0.81% for the same period in 2016. The increase in interest expense on borrowings was due to the increase in average borrowings of $148.6 million, or 46.4%, to $468.6 million, and an increase in the cost of average borrowings of 13 basis points to 1.18% for the three months ended September 30, 2017 compared to 1.05% for the three months ended September 30, 2016.

The Company’s yield on interest-earning assets on a tax-equivalent basis was unchanged at 4.05% for the nine months ended September 30, 2017 and 2016, while the cost of funds increased 11 basis points to 0.91% from 0.80% for the nine months ended September 30, 2017 and 2016, respectively. The increase in interest income was primarily due to growth in the Company’s average loan balances of $801.2 million, or 23.6%, to $4.196 billion, partially offset by a one basis point decrease in the yield on loans on a tax-equivalent basis to 4.27% for the nine months ended September 30, 2017 compared to 4.28% for the nine months ended September 30, 2016, reflecting a reduction in prepayment fees on commercial real estate loans of $205,000 compared to the first nine months of 2016. The increase in interest expense on deposits was primarily due to the growth in average total deposits of $693.3 million, or 23.5%, to $3.644 billion and an increase in the average total cost of deposits of 10 basis points to 0.88% for the nine months ended September 30, 2017 compared to 0.78% for the same period in 2016. The increase in interest expense on borrowings was primarily due to the increase in average borrowings of $124.2 million, or 47.5%, to $385.7 million, and an increase in the cost of average borrowings of 11 basis points to 1.21% for the nine months ended September 30, 2017 compared to 1.10% for the nine months ended September 30, 2016.

Provision for Loan Losses. Our provision for loan losses was $2.5 million for the three months ended September 30, 2017 compared to $858,000 for the three months ended September 30, 2016. For the nine months ended September 30, 2017, the provision for loan losses was $5.6 million compared to $5.9 million for the nine months ended September 30, 2016. For further discussion of the changes in the provision and allowance for loan losses, refer to Comparison of Financial Condition at September 30. 2017 and December 31, 2016—“Allowance for Loan Losses.”

Non-Interest Income. Non-interest income information is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
	(Dollars in thousands)
Customer service fees	$2,081	$2,172	$(91)	(4.2)%	$6,347	$6,258	$89	1.4%
Loan fees	180	293	(113)	(38.6)	1,882	583	1,299	222.8
Mortgage banking gains, net	176	274	(98)	(35.8)	348	448	(100)	(22.3)
Gain on sales of securities, net	865	266	599	225.2	3,247	393	2,854	726.2
Income from bank-owned life insurance	294	296	(2)	(0.7)	874	894	(20)	(2.2)
Gain on life insurance distribution	1,657	—	1,657	—	1,657	—	1,657	—

Total non-interest income	$5,253	$3,301	$1,952	59.1%	$14,355	$8,576	$5,779	67.4%

The increase in non-interest income for the three and nine months ended September 30, 2017 reflects a non-taxable gain on life insurance distribution of $1.7 million resulted from the difference between the death benefit payment of $3.3 million and the cash surrender value of the related bank-owned life insurance policy of $1.6 million. In addition, the increase in gain on sales of securities, net, reflected an increase in the prices of the marketable equity securities sold during the three and nine months ended September 30, 2017 compared to the same periods in September 30, 2016. The increase in loan fees for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to $1.3 million of loan swap fee income recognized in the second quarter of 2017.

Non-Interest Expense. Non-interest expense information is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$12,973	$12,169	$804	6.6%	$39,400	$36,661	$2,739	7.5%
Occupancy and equipment	2,676	2,577	99	3.8	8,735	7,928	807	10.2
Data processing	1,528	1,293	235	18.2	4,381	3,804	577	15.2
Marketing and advertising	715	832	(117)	(14.1)	2,522	2,244	278	12.4
Professional services	624	663	(39)	(5.9)	2,865	1,996	869	43.5
Deposit insurance	660	572	88	15.4	2,164	1,556	608	39.1
Merger and acquisition	271	—	271	—	271	—	271	—
Other general and administrative	1,367	1,058	309	29.2	3,758	3,527	231	6.5

Total non-interest expenses	$20,814	$19,164	$1,650	8.6%	$64,096	$57,716	$6,380	11.1%

The increase in salaries and employee benefits expense reflects annual increases in employee compensation and health benefits during the first quarter of 2017. In addition, the increase in salaries and employee benefits and occupancy and equipment expenses include costs associated with the expansion of our branch and regulatory compliance staff. Professional services increased primarily due to additional costs related to regulatory compliance projects during the nine months ended September 30, 2017. Merger and acquisition expenses for the three and nine months ended September 30, 2017 of $271,000 are related to our pending Meetinghouse acquisition. The Company’s efficiency ratio improved to 49.04% for the quarter ended September 30, 2017 compared to 55.81% for the quarter ended September 30, 2016. For the nine months ended September 30, 2017, the efficiency ratio was 54.33%, compared to 59.31% for the nine months ended September 30, 2016. The improvements in the efficiency ratio were primarily due to increases in net interest income during the three and nine months ended September 30, 2017, $1.3 million of loan swap fee income recognized during the second quarter of 2017 and a $1.7 million gain on a distribution from a bank-owned life insurance policy recognized during the third quarter of 2017.

Income Tax Provision. We recorded a provision for income taxes of $6.7 million for the three months ended September 30, 2017, reflecting an effective tax rate of 33.5%, compared to $5.1 million, or a 34.9% effective tax rate, for the three months ended September 30, 2016. For the nine months ended September 30, 2017, the provision for income taxes was $17.6 million, reflecting an effective tax rate of 34.2%, compared to $11.2 million, or an effective tax rate of 32.9% for the nine months ended September 30, 2016. The changes in the income tax provision and effective tax rate were primarily due to changes in the components of pre-tax income.

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

Our most liquid assets are cash and due from banks, and certificates of deposit with other banks. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2017, cash and due from banks totaled $300.3 million and certificates of deposit with other banks totaled $75.2 million. In addition, at September 30, 2017, we had $313.9 million of available borrowing capacity with the FHLB, including a $9.4 million line of credit. On September 30, 2017, we had $471.1 million of advances outstanding. We periodically pledge additional multi-family and commercial real estate loans held in the Bank’s portfolio as qualified collateral to increase our borrowing capacity with the FHLB.

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

A significant use of our liquidity is the funding of loan originations. At September 30, 2017 and December 31, 2016, we had total loan commitments outstanding of $1.225 billion and $1.178 billion, respectively. Historically, many of the commitments expire without being fully drawn; therefore the total amount of commitments does not necessarily represent future cash requirements. Refer to Note 8, Commitments and Derivatives, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our outstanding commitments.

Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of September 30, 2017 totaled $597.8 million, or 46.2% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained with us. We have the ability to attract and retain deposits by adjusting the interest rates offered and accepting brokered certificates of deposit when it is deemed cost effective.

Meridian Bancorp, Inc. is a separate legal entity from East Boston Savings Bank and it must provide for its own liquidity to pay dividends and repurchase its common stock and for other corporate purposes. Meridian Bancorp, Inc.’s primary source of liquidity is proceeds from the 2014 second-step offering, and to a lesser extent dividend payments received from East Boston Savings Bank. The ability of East Boston Savings Bank to pay dividends is subject to regulatory requirements. At September 30, 2017, Meridian Bancorp, Inc. (on an unconsolidated basis) had cash and cash equivalents, certificates of deposit and securities available for sale totaling $113.8 million.

Capital Management. Both the Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2017, both the Company and the Bank exceeded all of their respective regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

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

The Company may use capital management tools such as cash dividends and stock repurchases. Massachusetts regulations restrict repurchases for the first three years following the second-step conversion except where compelling and valid business reasons are established to the satisfaction of the Massachusetts Commissioner of Banks. We are also subject to the Federal Reserve Board’s notice provisions for stock repurchases. In August 2015, the Company received regulatory approval from the Massachusetts Commissioner of Banks and a non-objection from the Federal Reserve Bank to adopt a stock repurchase program for up to 5% of its common stock. As of September 30, 2017, the Company had repurchased 2,059,611 shares of its stock at an average price of $13.71 per share, or 75.2% of the 2,737,334 shares authorized for repurchase under the Company’s repurchase program. The Company did not repurchase any of its shares during the nine months ended September 30, 2017. During the nine months ended September 30, 2017 the Company’s Board of Directors declared three quarterly cash dividends of $0.04 per common share on March 1, 2017, June 1, 2017 and September 1, 2017.

The Company’s and the Bank’s actual capital amounts and ratios follow:

	Actual		Minimum Capital Requirement		Minimum to be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2017
Total Capital (to Risk Weighted Assets):
Company	$671,860	13.4%	$400,199	8.0%	$500,248	10.0%
Bank	537,909	10.8	398,952	8.0	498,691	10.0
Tier 1 Capital (to Risk Weighted Assets):
Company	624,095	12.5	300,149	6.0	400,199	8.0
Bank	490,144	9.8	299,214	6.0	398,952	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	624,095	12.5	225,112	4.5	325,161	6.5
Bank	490,144	9.8	224,411	4.5	324,149	6.5
Tier 1 Capital (to Average Assets):
Company	624,095	12.8	194,385	4.0	242,981	5.0
Bank	490,144	10.3	190,205	4.0	237,756	5.0
December 31, 2016
Total Capital (to Risk Weighted Assets):
Company	$633,420	15.0%	$338,878	8.0%	$423,597	10.0%
Bank	493,944	11.7	337,058	8.0	421,323	10.0
Tier 1 Capital (to Risk Weighted Assets):
Company	591,804	14.0	254,158	6.0	338,878	8.0
Bank	452,328	10.7	252,794	6.0	337,058	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	591,804	14.0	190,619	4.5	275,338	6.5
Bank	452,328	10.7	189,595	4.5	273,860	6.5
Tier 1 Capital (to Average Assets):
Company	591,804	13.8	171,854	4.0	214,817	5.0
Bank	452,328	10.7	168,518	4.0	210,648	5.0

A reconciliation of the Company’s and Bank’s stockholders’ equity to regulatory capital follows:

	September 30, 2017		December 31, 2016
	Consolidated	Bank	Consolidated	Bank
	(In thousands)
Total stockholders’ equity per financial statements	$640,404	$506,453	$607,297	$467,821
Adjustments to Tier 1 and Common Equity Tier 1 capital:
Accumulated other comprehensive gain	(2,622)	(2,622)	(1,806)	(1,806)
Goodwill disallowed	(13,687)	(13,687)	(13,687)	(13,687)

Total Tier 1 and Common Equity Tier 1 capital	624,095	490,144	591,804	452,328

Adjustments to total capital:
Allowance for loan losses	45,643	45,643	40,149	40,149
45% of net unrealized gains on marketable equity securities	2,122	2,122	1,467	1,467

Total regulatory capital	$671,860	$537,909	$633,420	$493,944

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

For the nine months ended September 30, 2017, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Increase (Decrease)	September 30, 2017			December 31, 2016
in Market Interest Rates	Amount	Change	Percent	Amount	Change	Percent
	(Dollars in thousands)
300	$145,033	$(6,141)	(4.06)%	$115,819	$(17,805)	(13.32)%
Flat	151,174			133,624
-100	149,478	(1,696)	(1.12)	131,636	(1,988)	(1.49)

The improvements in the changes in estimated net interest income at September 30, 2017 compared to December 31, 2016 reflect the incorporation of initial results of the Bank’s multi-year deposit repricing and runoff analysis of its non-maturity deposits (the “deposit study”) completed during the quarter ended September 30, 2017. The initial results of the deposit study produced assumptions demonstrating a lower sensitivity to changes in interest rates than the industry-wide assumptions used in previous simulations, thus reducing the impact of assumed fluctuations in market interest rates. The deposit study will be updated annually and the assumptions used in our simulation analyses will be updated accordingly.

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

For information regarding our risk factors, see “Risk Factors,” in the Company’s 2016 Annual Report on Form 10-K, filed with the SEC on March 1, 2017, which is available through the SEC’s website at www.sec.gov. As of September 30, 2017, our risk factors have not changed materially from those reported in the annual report. The risks described in the annual report are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a.)	Not applicable

(b.)	Not applicable

(c.)	For the three months ended September 30, 2017 there were no repurchases of Meridian Bancorp, Inc. stock. In August 2015, the Company adopted a repurchase program for 2,737,334 shares of common stock. The program has no expiration date. As of September 30, 2017, the Company had repurchased 2,059,611 shares of common stock under the repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation of Meridian Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Meridian Bancorp, Inc. (File No. 333-194454), originally filed with the Securities and Exchange Commission on March 10, 2014)

3.2	Bylaws of Meridian Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Meridian Bancorp, Inc. (File No. 333-194454), originally filed with the Securities and Exchange Commission on March 10, 2014)

4	Form of Common Stock Certificate of Meridian Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Meridian Bancorp, Inc. (File No. 333-194454), originally filed with the Securities and Exchange Commission on March 10, 2014)

10.1	Meridian Bancorp, Inc. 2015 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders (File No. 001-36573), filed with the Securities and Exchange Commission on August 18, 2015)

10.2	Form of Employee Stock Option Agreement under the Meridian Bancorp, Inc. 2015 Equity Incentive Plan filed as an exhibit to Form 8-K filed on November 5, 2015

10.3	Form of Director Stock Option Agreement under the Meridian Bancorp, Inc. 2015 Equity Incentive Plan filed as an exhibit to Form 8-K filed on November 5, 2015

10.4	Amended and Restated Employment Agreement with Richard J. Gavegnano and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.5	East Boston Savings Bank Amended and Restated Employee Severance Compensation Plan filed as an exhibit to Form 10-Q filed on November 10, 2014

10.6	Form of Amended and Restated Supplemental Executive Retirement Agreements with Directors Domenic A. Gambardella, Gregory F. Natalucci, and James G. Sartori filed as an exhibit to Form 10-Q filed on November 10, 2014

10.7	Amended and Restated Supplemental Executive Retirement Agreement with Richard J. Gavegnano filed as an exhibit to Form 10-Q filed on November 10, 2014

10.8	2008 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting, as filed with the Securities and Exchange Commission on July 11, 2008)

10.9	Termination Amendment for the Amended and Restated Employment Agreement between Edward J. Merritt and East Boston Savings Bank dated December 10, 2015 filed as an exhibit to Form 8-K filed on December 10, 2015

10.10	Amended and Restated Supplemental Executive Retirement Agreement between East Boston Savings Bank and Edward J. Merritt dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.11	Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2010)

10.12	First Amendment to Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2010)

10.13	Amended and Restated Two-Year Change in Control Agreement between Mark Abbate and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.14	Incentive Compensation Plan filed as an exhibit to Form 10-K filed on March 17, 2014

10.15	Amended and Restated Two-Year Change in Control Agreement between John Migliozzi and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.16	East Boston Non-Qualified Supplemental Employee Stock Ownership Plan dated October 1, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.17	Amended and Restated Two-Year Change in Control Agreement between Frank Romano and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-K filed on March 13, 2015

10.18	Form of Restricted Stock Award Agreement under the Meridian Bancorp, Inc. 2015 Equity Incentive Plan filed as an exhibit to Form 8-K filed on November 5, 2015

10.19	Two-Year Change in Control Agreement between Edward J. Merritt and East Boston Savings Bank dated December 10, 2015 filed as an exhibit to Form 8-K filed on December 10, 2015

10.20	Freeze Amendment to the Amended and Restated Supplemental Executive Retirement Agreement between East Boston Savings Bank and Edward J. Merritt dated December 10, 2015 filed as an exhibit to Form 8-K filed on December 10, 2015

21	Subsidiaries of Registrant filed as an exhibit to Form 10-Q filed on November 10, 2014

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN BANCORP, INC. (Registrant)

Date: November 9, 2017	By:	/s/ Richard J. Gavegnano
Richard J. Gavegnano
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2017	By:	/s/ Mark L. Abbate
Mark L. Abbate
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)