Form 10-K
period 2017-12-31
Meridian Bancorp, Inc.
filed 2018-03-01
CIK 1600125

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2017

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☑	Accelerated Filer	☐	Non-Accelerated Filer	☐
Smaller Reporting Company	☐	Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial reporting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to price at which the common equity was last sold on June 30, 2017 was $906,684,087. As of February 22, 2018, there were 54,059,992 outstanding shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2018 Annual Meeting of Stockholders of the Registrant are incorporated by reference in Part III of this Form 10-K.

MERIDIAN BANCORP, INC.

2017 FORM 10-K ANNUAL REPORT

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

•	competition among depository and other financial institutions;

•	changes in consumer spending, borrowing and savings habits;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the SEC;

•	changes in the level and trends of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;

•	our ability to access cost-effective funding;

•	fluctuations in real estate values and both residential and commercial real estate market conditions;

•	demand for loans and deposits in our market area;

•	our ability to implement changes in our business strategies;

•	adverse changes in the securities or secondary mortgage markets;

•	our ability to manage market risk, credit risk and operational risk in the current economic conditions;

•	failure or breaches of our IT security systems;

•

our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we have acquired or may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•	technological changes that may be more difficult or expensive than expected;

•	the ability of third-party providers to perform their obligations to us;

•	the ability of the U.S. Government to manage federal debt limits;

•	our ability to successfully introduce new products and services;

•	our ability to retain key employees; and

•	significant increases in our loan losses.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Please see “Risk Factors” beginning on page 27.

ITEM 1.	BUSINESS

Meridian Bancorp, Inc.

Meridian Bancorp, Inc. (the “Company”) is a Maryland corporation that was incorporated in 2014. The Company owns all of East Boston Savings Bank’s stock and directs, plans and coordinates East Boston Savings Bank’s business activities. The Company is the successor to East Boston Savings Bank’s previous holding company, Meridian Interstate Bancorp, Inc. (“Old Meridian”), and was formed as a result of a second-step mutual-to-stock conversion (the “Conversion”) of Meridian Financial Services, Incorporated, (the “MHC”), the top tier mutual holding company of Old Meridian. The Conversion was completed in 2014 at which point, the MHC and Meridian Interstate Funding Corporation were merged into Old Meridian (and ceased to exist), and Old Meridian merged into the Company. The Company sold 32,500,000 shares of common stock at $10.00 per share in the second-step stock offering. The Company utilized $16.3 million of the proceeds to fund an additional loan to its Employee Stock Ownership Plan (“ESOP”) for the acquisition of 1,625,000 shares at $10.00 per share, representing 5% of the shares sold in the second-step offering, and incurred expenses in connection with the offer and sale of the common stock totaling $6.5 million, resulting in net cash proceeds to the Company of $302.3 million. The Company invested $159.3 million of the net proceeds it received from the sale into East Boston Savings Bank and has retained the remaining amount for general corporate purposes. Concurrent with the completion of the stock offering, each share of Old Meridian common stock owned by public stockholders (stockholders other than the MHC) was exchanged for 2.4484 shares of Company common stock. A total of 22,200,316 shares of Company common stock were issued in the exchange.

On December 29, 2017, the Company completed its acquisition of Meetinghouse Bancorp, Inc. (“Meetinghouse”), the holding company for Meetinghouse Bank, a Massachusetts stock co-operative bank, with two full-service branches that were then merged into East Boston Savings Bank. The Meetinghouse acquisition added $120.4 million in total assets at fair value, including $75.7 million in loans and $93.8 million in deposits. The Company paid total cash consideration of $17.8 million, or $26.00 for each outstanding share of Meetinghouse common stock. Refer to Note 14, Acquisition, in Notes to the Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data within this report for further information regarding the Meetinghouse acquisition.

East Boston Savings Bank

East Boston Savings Bank (the “Bank”) is a Massachusetts-chartered stock savings bank, founded in 1848, that conducts its business from 33 full-service locations, one mobile branch and three loan centers in the greater Boston metropolitan area. We offer a variety of deposit and loan products to individuals and businesses located in our primary market, which consists of Suffolk, Norfolk, Middlesex and Essex Counties, Massachusetts. We attract deposits from the general public and use those funds to originate one- to four-family real estate, multi-family and commercial real estate, construction, commercial and industrial, and consumer loans, which we primarily hold for investment. Our lending business also involves the purchase and sale of loan participation interests.

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

The Company’s executive offices are located at 67 Prospect Street, Peabody, Massachusetts 01960, and our telephone number is (617) 567-1500. The Company’s website address is www.ebsb.com. Our public reports are available, free of charge, on our website as soon or reasonably practical after they are with or furnished to the Securities and Exchange Commission. Information on this website is not and should not be considered to be a part of this report.

Market Area

We consider the greater Boston metropolitan area to be our primary market area. While our primary deposit-gathering area is concentrated in the greater Boston metropolitan area, our lending area encompasses a broader market that includes most of eastern Massachusetts, including Cape Cod, and portions of southeastern New Hampshire, Maine and Rhode Island. We conduct our operations through our 33 full-service offices, one mobile branch and three loan centers located in the following counties, all of which are located in the greater Boston metropolitan area: Essex (five offices and two loan centers), Middlesex (seven offices), Suffolk (19 offices and one loan center) and Norfolk (two offices). The greater Boston metropolitan area is the 10th largest metropolitan area in the United States. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale retail trade, to finance, technology and medical care. The largest employment sector, however, is health care and social services, accounting for 16.8% of businesses in Massachusetts. Based on data from the Federal Reserve Bank of Boston, the unemployment rate for Massachusetts increased to 3.1% in December 2017 as compared to 2.8% in December 2016. Home prices in Massachusetts rose at an annual rate of 5.8% in the third quarter of 2017 as compared to 5.9% for the third quarter of 2016.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies. Several large holding companies operate banks in our market area. These institutions are significantly larger than us and, therefore, have greater resources. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. Based on data from the Federal Deposit Insurance Corporation (“FDIC”) as of June 30, 2017 (the latest date for which information is available), the Bank had 1.22% of the deposit market share within the Boston-Cambridge-Quincey, Massachusetts — New Hampshire metropolitan statistical area, giving us the 11th largest market share in our metropolitan statistical area out of 131 financial institutions in our metropolitan statistical area as of that date.

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

Lending Activities

Commercial Real Estate Loans. At December 31, 2017, commercial real estate loans were $2.064 billion, or 44.2%, of our total loan portfolio, including $14.1 million of commercial real estate loans acquired in the Meetinghouse acquisition. The commercial real estate loan portfolio consisted of $649.2 million of fixed-rate loans and $1.415 billion of adjustable-rate loans at December 31, 2017. Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, industrial facilities and retail facilities. At December 31, 2017, $331.8 million of our commercial real estate portfolio was owner occupied commercial real estate, and the remaining $1.732 billion was secured by income producing, or non-owner occupied commercial real estate. We intend to continue to grow our commercial real estate loan portfolio while maintaining prudent underwriting standards. In addition to originating these loans, we also participate in loans with other financial institutions.

We originate a variety of fixed- and adjustable-rate commercial real estate loans for terms and amortization periods up to 30 years, which may include balloon loans. Interest rates and payments on our adjustable-rate loans adjust every three, five, seven or ten years and generally are adjusted to a rate equal to a percentage above the corresponding U.S. Treasury rate or Federal Home Loan Bank borrowing rate. Most of our adjustable-rate commercial real estate loans adjust every five years and amortize over terms of 20 to 25 years. We also include prepayment penalties on loans we originate. Loan amounts generally do not exceed 75% to 80% of the property’s appraised value at the time the loan is originated. In addition, borrowers are generally required by policy to have a minimum income to debt service ratio of 1.20x. We require independent appraisals or evaluations on all loans secured by commercial real estate from an approved appraisers list. We require most of our commercial real estate loan borrowers to submit annual financial statements and/or rent rolls on the subject property. These properties may also be subject to annual inspections to support that appropriate maintenance is being performed by the owner/borrower. Our policy is to review all commercial real estate loans over $1 million at least annually along with each commercial real estate borrower and, as applicable, each guarantor. The loan and its borrowers and/or guarantors are subject to an annual risk review verifying that the loan is properly risk rated based upon covenant compliance and other terms as provided for in the loan agreements. While this process does not prevent loans from becoming delinquent, it provides us with the opportunity to better identify problem loans in a timely manner and to work with the borrower prior to the loan becoming delinquent.

The following table provides information with respect to our commercial real estate loans by type at December 31, 2017:

	Amount	Percent
	(Dollars in thousands)
Accommodations	$153,069	7.4%
Industrial/Warehouse	460,286	22.3
Mixed use	147,187	7.1
Office building	532,075	25.8
Office condominium	20,129	1.0
Restaurant	6,324	0.3
Retail	466,998	22.6
Other	277,713	13.5

	$2,063,781	100.0%

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

The average outstanding loan size in our commercial real estate portfolio was $2.9 million as of December 31, 2017. We currently target new individual commercial real estate loan originations to owners and investors in our market area and generally originate loans to one borrower up to $75.0 million. We generally do not make commercial real estate loans outside our primary market areas. Our largest single commercial real estate relationship at December 31, 2017 totaled $95.9 million. These loans are secured by office buildings. Our next largest borrowing relationship at December 31, 2017 was for $86.9 million and is secured by office buildings. The third largest relationship was for $76.8 million at December 31, 2017 and is secured by industrial/warehouse properties. At December 31, 2017, all of these loans were performing in accordance with their repayment terms.

One- to Four-Family Residential Loans. Our one- to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. At December 31, 2017, one- to four-family residential loans were $603.7 million, or 12.9% of our total loan portfolio, including $46.0 million of one- to four-family residential loans acquired in the Meetinghouse acquisition. The one- to four-family residential portfolio consists of $86.3 million and $517.4 million of fixed-rate and adjustable-rate loans, respectively, at December 31, 2017. We generally offer fixed-rate loans and adjustable-rate loans with terms up to 30 years. Generally, our fixed-rate loans conform to Fannie Mae and Freddie Mac underwriting guidelines and those with longer terms (more than 10 years) are originated with the intention to sell. Our adjustable-rate mortgage loans generally adjust annually or every three years after an initial fixed period that ranges from three to ten years. Management has the intent and ability to hold the remaining fixed-rate loans in our loan portfolio for the foreseeable future or until maturity or pay-off. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the one or three year U.S. Treasury index. Depending on the loan type, the maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate caps range from 2% to 6% over the initial interest rate of the loan. Our residential loans generally do not have prepayment penalties.

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

We also offer adjustable-rate loans secured by one- to four-family properties that are not owner-occupied. Non-owner-occupied one- to four-family residential loans generally can be made with a loan-to-value ratio of up to 75% with such value measured at origination. At December 31, 2017, these loans totaled $190.6 million. Non-owner-occupied residential loans can have higher risk of loss than owner-occupied residential loans, as payment on such loans often depends on successful operation and management of the properties. In addition, non-owner-occupied residential borrowers may be more willing to default on a loan than an owner-occupied residential borrower as the non-owner-occupied residential borrower would not be losing his or her residence.

Multi-Family Real Estate Loans. At December 31, 2017, multi-family real estate loans were $779.6 million, or 16.7% of our total loan portfolio, including $2.5 million of multi-family real estate loans acquired in the Meetinghouse acquisition. The multi-family loan portfolio consisted of $36.0 million of fixed-rate loans and $743.6 million of adjustable-rate loans at December 31, 2017. Our multi-family real estate loans are generally secured by apartment buildings. We intend to continue to grow our multi-family loan portfolio, while maintaining prudent underwriting standards. In addition to originating these loans, we also participate in loans with other financial institutions.

We originate a variety of adjustable-rate, multi-family real estate loans for terms up to 30 years. Interest rates and payments on our adjustable-rate loans adjust every three, five, seven or ten years and generally are adjusted to a rate equal to a percentage above the corresponding U.S. Treasury rate or Federal Home Loan Bank borrowing rate. Most of our adjustable-rate multi-family real estate loans adjust every five years and amortize over terms of 20 to 25 years. We also include prepayment penalties on loans we originate. Loan amounts generally do not exceed 75% to 80% of the property’s appraised value at the time the loan is originated. Borrowers are generally required by policy to have a minimum income to debt service ratio of 1.20x. We require most of our multi-family real estate loan borrowers to submit annual financial statements and/or rent rolls on the subject property. These properties may also be subject to annual inspections to support that appropriate maintenance is being performed by the owner/borrower.

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

The average outstanding loan size in our multi-family real estate portfolio was $1.8 million as of December 31, 2017. We currently target new individual multi-family real estate loan originations to owners and investors in our market area and generally originate loans to one borrower up to $75.0 million.

We generally do not make multi-family real estate loans outside our primary market areas.

Our largest multi-family real estate relationship at December 31, 2017 totaled $50.2 million and originated in 2016. Our next largest multi-family borrowing relationship at December 31, 2017 was for $47.7 million and the third largest multi-family borrowing relationship was for $37.1 million. Each relationship is secured by apartment buildings. At December 31, 2017, all of these loans were performing in accordance with their terms.

Construction Loans. Historically, we have invested a significant portion of our loan portfolio in construction loans for commercial real estate, multi-family properties and one- to four-family residential developments. Although well diversified with respect to price ranges and borrowers, our construction loans are significantly concentrated in the greater Boston metropolitan area. At December 31, 2017, construction loans were $641.3 million, or 13.7% of our total loan portfolio, including $2.0 million of construction loans acquired in the Meetinghouse acquisition.

We primarily make construction loans for commercial development projects, including apartment buildings, condominiums, small industrial buildings and retail and office buildings. Most of our construction loans provide for the payment of only interest during the construction phase, which is usually up to 12 to 36 months, although some construction loans are renewed, generally for one or two additional years. At the end of the construction phase, the loan may convert to a permanent mortgage loan or the loan may be paid in full. Loans generally can be made with a maximum loan-to-value ratio of 80% of the discounted appraised market value upon completion of the project. As appropriate to the underwriting, a “discounted cash flow analysis” is utilized. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will generally require an inspection of the property before disbursement of funds during the term of the construction loan.

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

The composition of our construction portfolio at December 31, 2017 is as follows.

	Amount	Percent
	(Dollars in thousands)
Condominium	$166,834	26.0%
One- to four-family residential real estate	44,757	7.0
Apartment	96,166	15.0
Commercial real estate	33,702	5.2
Mixed use	33,405	5.2
Accommodations	62,280	9.7
Retail	63,016	9.8
Office building	110,733	17.3
Land	22,873	3.6
Other	7,540	1.2

	$641,306	100.0%

Our largest construction loan relationship at December 31, 2017 totaled $55.4 million. This relationship is secured by hotel properties. The next largest construction borrowing relationship at December 31, 2017 was for $51.6 million and is secured by office buildings. The third largest construction loan relationship was for $40.5 million. This relationship is secured by apartment buildings. At December 31, 2017, all of these loans were performing in accordance with their terms.

Commercial and Industrial Loans. At December 31, 2017, commercial and industrial loans were $525.6 million, or 11.3% of our total loan portfolio, including $2.1 million of commercial and industrial loans acquired in the Meetinghouse acquisition, and we intend to increase the amount of commercial and industrial loans that we originate. A significant portion of our commercial and industrial loans consists of our direct purchase of tax-exempt bonds issued by non-profit organizations (primarily educational and health organizations) and manufacturers through programs sponsored by the Commonwealth of Massachusetts and the states of Maine and New Hampshire. We underwrite these bonds in substantially the same manner as our other commercial and industrial loans. At December 31, 2017, tax exempt bonds included in our commercial and industrial loan portfolio were $284.8 million, or 54.2% of our total commercial and industrial loans at that date. A portion of our commercial and industrial loans is secured by owner-occupied commercial real estate. We make commercial and industrial loans primarily in our market area to a variety of professionals, sole proprietorships, nonprofit organizations and small businesses. However, the primary source of repayment for all of our commercial and industrial loans is income from the underlying business. As part of our relationship driven focus, we require many of our commercial and industrial borrowers to maintain their primary deposit accounts with us, which enhances our interest rate spread and overall profitability.

Commercial lending products include term loans and revolving lines of credit. Commercial loans and lines of credit are made with either variable or fixed rates of interest. Variable rates are based on the Prime Rate as published in The Wall Street Journal, plus a margin. Initial rates on fixed-rate business loans are generally based on a corresponding U.S. Treasury or Federal Home Loan Bank rate, plus a margin. Commercial and industrial loans typically have shorter maturity terms and higher interest rates than commercial real estate loans, but may involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on small- to medium-sized, privately-held companies with local or regional businesses and non-profit entities that operate in our market area and generally originate loans to one borrower up to $65.0 million.

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

Our largest single commercial and industrial loan relationship at December 31, 2017 totaled $63.3 million. This loan is secured by gross receipts. Our next largest borrowing relationship at December 31, 2017 was for $36.3 million and is secured by an assisted living facility. The third largest relationship was for $24.4 million at December 31, 2017 and is secured by academic facilities. At December 31, 2017, all of these loans were performing in accordance with their repayment terms.

Home Equity Lines of Credit. We offer home equity lines of credit, which are secured by one- to four-family residences. At December 31, 2017, the outstanding balance owed on home equity lines of credit amounted to $48.4 million, or 1.0% of our total loan portfolio, including $6.5 million of home equity lines of credit acquired in the Meetinghouse acquisition. Home equity lines of credit have adjustable rates of interest with five to ten-year draws and 15 to 20 year terms that are indexed to the Prime Rate as published by The Wall Street Journal on the last business day of the month. Our home equity lines either have a monthly variable interest rate or an interest rate that is fixed for five years and that adjusts in years six and 11. We offer home equity lines of credit with cumulative loan-to-value ratios generally up to 80%, when taking into account both the balance of the home equity loans and first mortgage loan.

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

Consumer Loans. We offer automobile loans, loans secured by savings or certificate accounts, credit builder, annuity and overdraft loans. At December 31, 2017, consumer loans were $10.8 million, or 0.2% of total loans. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

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

We generally originate loans for our portfolio; however, we generally agree to sell to the secondary market newly originated conforming fixed-rate, 10- to 30-year one- to four-family residential real estate loans. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management. We sell residential real estate loans in the secondary market primarily with servicing released. We also sell loans to Fannie Mae, the Federal Home Loan Bank Mortgage Partnership Finance Program and other investors with servicing retained. For the years ended December 31, 2017 and 2016, we originated $42.7 million and $70.5 million of residential real estate loans for sale, respectively, and sold $45.0 million and $71.3 million of residential real estate loans, respectively. At December 31, 2017, we were servicing $133.9 million of residential real estate loans for other financial institutions. In addition, we sell participation interests in commercial real estate loans to local financial institutions, primarily on the portion of loans exceeding our borrowing limits, or as is prudent in concert with recognition of credit risk.

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

Loans-to-One Borrower Limit and Loan Category Concentration

The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20% of our capital, which is defined under Massachusetts law as the sum of our capital stock, surplus account and undivided profits. At December 31, 2017, our regulatory limit on loans-to-one borrower was $110.2 million. At that date, our largest lending relationship consisted of four loans for

$95.9 million and was secured by office buildings. This loan was performing in accordance with its original repayment terms at December 31, 2017.

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

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential mortgage-backed securities and municipal governments, deposits at the Federal Home Loan Bank of Boston (“FHLB”), certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities, including common stock and money market mutual funds. Our equity securities generally pay dividends. We also are required to maintain an investment in Federal Home Loan Bank of Boston stock, which investment is based on the level of our FHLB borrowings. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2017.

At December 31, 2017, our investment portfolio consisted primarily of municipal bonds, investment-grade marketable equity securities and mortgage-backed securities.

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

Deposit Accounts. The substantial majority of our depositors reside in our market area. Deposits are attracted by advertising and through our website, primarily from within our market area through the offering of a broad selection of deposit instruments, including non-interest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and certificates of deposit. In addition to accounts for individuals, we also offer several commercial checking accounts designed for the businesses operating in our market area and accept brokered deposits when it’s deemed cost effective.

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

Borrowings. We may utilize advances from the Federal Home Loan Bank of Boston to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. As of December 31, 2017, we had $299.4 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including an available line of credit of $9.4 million at an interest rate that adjusts daily. All of our borrowings from the Federal Home Loan Bank are secured by investment securities and qualified collateral, including one- to four-family loans and multi-family and commercial real estate loans held in the Bank’s portfolio.

Financial Services

We exited the financial services industry effective December 31, 2017. Prior to that time, we offered customers a range of non-deposit financial products, including mutual funds, annuities, stocks and bonds which are offered and cleared by a third-party broker-dealer. We received a portion of the commissions generated by sales to our customers. We also offered customers long-term care insurance through a third-party insurance company, which generated commissions for us. Our non-deposit financial products generated $212,000, $255,000 and $373,000 of non-interest income during the years ended December 31, 2017, 2016 and 2015, respectively.

Personnel

As of December 31, 2017, we had 447 full-time and 91 part-time employees, none of whom is represented by a collective bargaining unit. We believe our working relationship with our employees is good.

Subsidiaries and Affiliates

The Bank’s subsidiaries include Prospect, Inc., which engages in securities transactions on its own behalf; and EBOSCO, LLC which holds foreclosed real estate; and East Boston Investment Services, Inc., which is authorized for third-party investment sales and is currently inactive.

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

In 2015, the Commonwealth of Massachusetts adopted a law modernizing the Massachusetts banking law, which affords Massachusetts chartered banks with greater flexibility.

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

Investment Activities. In general, Massachusetts-chartered savings banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4.0% of the bank’s deposits. Massachusetts-chartered savings banks may in addition invest an amount equal to 1.0% of their deposits in stocks of Massachusetts corporations or companies with substantial employment in the Commonwealth which have pledged to the Massachusetts Commissioner of Banks that such monies will be used for further development within the Commonwealth. At the present time, the Bank’s authority under Massachusetts law to invest in equity securities is constrained by federal law. See “—Federal Bank Regulation—Investment Activities” for such federal restrictions.

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

Protection of Personal Information. Massachusetts has adopted regulatory requirements intended to protect personal information. The requirements, which are similar to existing federal laws such as the Gramm-Leach-Bliley Act, discussed below under “—Federal Bank Regulation—Privacy Regulations,” that require organizations to establish written information security programs to prevent identity theft. The Massachusetts regulation also contains technology system requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.

Parity Regulation. A Massachusetts bank may, in accordance with Massachusetts law and regulations issued by the Massachusetts Commissioner of Banks, exercise any power and engage in any activity that has been authorized for national banks, federal thrifts or state banks in a state other than Massachusetts, provided that the activity is permissible under applicable federal law and not specifically prohibited by Massachusetts law. Such powers and activities must be subject to the same limitations and restrictions imposed on the national bank, federal thrift or out-of-state bank that exercised the power or activity. In some cases, a Massachusetts bank is required to submit advanced written notice to the Massachusetts Commissioner of Banks prior to engaging in certain activities authorized for national banks, federal thrifts or out-of-state banks.

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

Federal Bank Regulation

Capital Requirements. Under applicable federal regulations, federally insured depository institutions, including state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as the Bank, are required to comply with minimum capital requirements. The regulations require insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. For the 2017 calendar year, the capital conservation buffer was 1.25%. It increased to 1.875% on January 1, 2018.

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

Interstate Banking and Branching. Federal law permits well capitalized and well managed bank holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, banks are permitted to establish de novo branches on an interstate basis to the extent that branching is authorized by the law of the host state for the banks chartered by that state.

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

The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. Effective January 1, 2015, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of

5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater, and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0%, or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2017, the Bank was classified as a “well capitalized” institution.

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

Sections 22(h) and (g) of the Federal Reserve Act and the Federal Reserve Bank’s Regulation O place restrictions on loans to a bank’s insiders, i.e., executive officers, directors and principal stockholders. Under Regulation O, loans to a director, executive officer and to a greater than 10.0% stockholder of a financial institution, and certain of their affiliated interests, together with all other outstanding loans to such person and affiliated interests, may not exceed specified limits. Regulation O also requires that, subject to an exception for certain bank-wide employee programs, loans to directors, executive officers and principal stockholders be made on terms and conditions substantially the same as offered in comparable transactions to persons who are not insiders. Regulation O also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and surplus. Additional restrictions apply to loans to executive officers.

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

The Federal Deposit Insurance Corporation imposes deposit insurance assessments. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions were initially assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depended upon the category to which it is assigned and certain adjustments specified by Federal Deposit Insurance Corporation regulations, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) ranged from 2 1/2 to 45 basis points of each institution’s total assets less tangible capital. The Federal Deposit Insurance Corporation’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2017, the annualized FICO assessment was equal to 0.54 basis points of total assets less tangible capital.

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

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require for 2018 that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $122.3 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $122.3 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $16.0 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. These amounts are increased from the 2017 threshold of $115.1 million and the exception of $15.5 million. The Bank is in compliance with these requirements.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. The Bank was in compliance with this requirement at December 31, 2017. Based on redemption provisions of the Federal Home Loan Bank of Boston, the stock has no quoted market value and is carried at cost. The Bank reviews for impairment based on the ultimate recoverability of the cost basis of the Federal Home Loan Bank of Boston stock. As of December 31, 2017, no impairment has been recognized.

At its discretion, the Federal Home Loan Bank of Boston may declare dividends on the stock. The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. As a result of losses incurred, the Federal Home Loan Bank of Boston suspended and did not pay dividends in 2009 and 2010. However, the Federal Home Loan Bank of Boston resumed payment of quarterly dividends in 2011 and, for 2017, paid dividends with an annual yield of 4.14%. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the Federal Home Loan Bank of Boston stock held by the Bank.

Holding Company

The Company is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the Federal Reserve Board. The Company is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval is required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company. In addition to the approval of the Federal Reserve Board, prior approval may also be necessary from other agencies having supervisory jurisdiction over the bank to be acquired before any bank acquisition can be completed.

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

The Company is subject to the Federal Reserve Board’s capital adequacy requirements for bank holding companies. The Dodd-Frank Act required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The previously discussed final rule regarding regulatory capital requirements implemented the Dodd-Frank Act as to bank holding company capital standards. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks applied to bank holding companies (with greater than $1 billion of assets) as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer is being phased in between 2016 and 2019. The Company was in compliance with the consolidated capital requirements as of December 31, 2017.

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

The Federal Reserve Board has issued a policy statement regarding capital distributions, including dividends, by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength doctrine. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. In addition, the Federal Reserve Board has issued guidance which requires consultation with the agency prior to a bank holding company’s payment of dividends or repurchase of its stock under certain circumstances. These regulatory policies could affect the ability of the Company to pay dividends, repurchase its stock or otherwise engage in capital distributions.

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

Federal Securities Laws

The Company’s common stock is registered with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). We are subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

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

Change in Control Regulations

Under the Change in Bank Control Act, no person, or group of persons acting in concert, may acquire control of a bank holding company such as the Company unless the Federal Reserve Board has been given 60 days’ prior written notice and not disapproved the proposed acquisition. The Federal Reserve Board considers several factors in evaluating a notice, including the financial and managerial resources of the acquirer and competitive effects. Control, as defined under the applicable regulations, means the power, directly or indirectly, to direct the management or policies of the company or to vote 25% or more of any class of voting securities of the company. Acquisition of more than 10% of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where the issuer has registered securities under Section 12 of the Exchange Act.

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

Federal Taxation

General. The Company reports its income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions, including the reserve for bad debts discussed below. The Company’s federal income tax returns have been either audited or closed under the statute of limitations through December 31, 2013. For its 2017 tax year, the Bank’s maximum federal income tax rate was 35%. With the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017, the Company’s federal income tax rate will be reduced to 21% beginning January 1, 2018. As a result of the Tax Act, the Company incurred a $7.1 million charge in 2017 related to the revaluation of its net deferred tax asset.

Bad Debt Reserves. For taxable years beginning before January 1, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for non-qualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. However, those bad debt reserves accumulated prior to 1988 (“Base Year Reserves”) were not required to be recaptured unless the savings institution failed certain tests. At December 31, 2017, $9.8 million of the Bank’s accumulated bad debt reserves would not be recaptured into taxable income unless the Bank makes a “non-dividend distribution” to the Company as described below.

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

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. With a 21% federal corporate income tax rate for years after 2017, approximately one and one-third times the amount of the distribution would be includable in income for federal tax purposes. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation. Financial institutions in Massachusetts are generally required to file combined income tax returns. The Massachusetts excise tax rate for savings banks is 9.0% of federal taxable income, adjusted for certain items. Taxable income includes gross income as defined under the Internal Revenue Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code, except for those deductions relating to dividends received and income or franchise taxes imposed by a state or political subdivision. Carryforwards and carrybacks of net operating losses and capital losses are not allowed. The Company’s state tax returns, as well as those of its subsidiaries, are not currently under audit.

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

An investment in our securities is subject to risks inherent in our business and the industry in which we operate. Before making an investment decision, you should carefully consider the risks and uncertainties described below and all other information included in this Annual Report on Form 10-K. The risks described below may adversely affect our business, financial condition and operating results. In addition to these risks and the other risks and uncertainties described in Forward Looking Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there may be additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial that could materially and adversely affect our business, financial condition or operating results. The value or market price of our securities could decline due to any of these identified or other risks. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

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

We may be adversely affected by recent changes in U.S. tax laws.

The Tax Cuts and Jobs Act, which was enacted in December 2017, is likely to have both positive and negative effects on our financial performance. For example, the new legislation will result in a reduction in our federal corporate tax rate from 35% to 21% beginning in 2018, which will have a favorable impact on our earnings and capital generation abilities. However, the new legislation also enacted limitations on certain deductions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. These limitations include (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes. In addition, as a result of the lower corporate tax rate, we were required under U.S. generally accepted accounting principles to record a charge to tax expense due to remeasurement in the fourth quarter of 2017 with respect to our net deferred tax asset amounting to $7.1 million. The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, such as Massachusetts. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

Our commercial real estate, multi-family, commercial and industrial, and construction lending involves risks that could adversely affect our financial condition and results of operations.

In recent years, we have focused on shifting our asset mix from increases in the one- to four-family residential loan portfolio to increases in commercial real estate, multi-family, commercial and industrial, and construction loans. As of December 31, 2017, our commercial real estate, multi-family, commercial and industrial, and construction loans totaled $4.010 billion or 85.8% of our loan portfolio. As a result, our credit risk profile is higher than traditional savings institutions that have higher concentrations of one- to four-family residential loans. Also, these types of commercial lending activities, while potentially more profitable than one-to four-family residential lending, are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. A decline in real estate values would reduce the value of the real estate collateral securing our loans and increase the risk that we would incur losses if borrowers defaulted on their loans. In addition, the repayment of commercial real estate and multi-family loans generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. In addition, loan balances for commercial real estate, multi-family and construction loans are typically larger than those for single-family and consumer loans. Accordingly, when there are defaults and losses on these types of loans, they are often larger on a per loan basis than those for one- to four-family residential and consumer loans. Commercial and industrial loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time, may be illiquid and may fluctuate in value based on the success of the business. A secondary market for most types of commercial real estate, multi-family, commercial and industrial, and construction loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans.

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

The credit risk related to commercial real estate and multi-family loans is considered to be greater than the risk related to one- to four-family residential or consumer loans because the repayment of commercial real estate loans and multi-family typically is dependent on the income stream of the real estate securing the loan as collateral and the successful operation of the borrower’s business, which can be significantly affected by conditions in the real estate markets or in the economy. For example, if the cash flows from the borrower’s project are reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. In addition, some of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment, which may increase the risk of default or non-payment. This risk was exacerbated in the recent recession and could remain an elevated risk in the current slow recovery economic environment.

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

Our commercial loan portfolio, which includes commercial real estate, multi-family, commercial and industrial, and construction loans, has increased to $4.010 billion, or 85.8% of total loans at December 31, 2017 from $1.776 billion, or 77.5% of total loans, at December 31, 2013. A portion of our commercial loan portfolio is unseasoned, meaning they were originated recently. Our limited experience with these borrowers does not provide us with a significant payment history pattern with which to judge future collectability. Further, these loans have not been subjected to unfavorable economic conditions. As a result, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

Our business strategy includes the continuation of significant growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We expect to continue to experience growth in the amount of our assets, the level of our deposits and the scale of our operations. Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business could be harmed

Acquisitions may disrupt our business and dilute stockholder value.

We completed the acquisition of Meetinghouse Bancorp, Inc. and Meetinghouse Bank in December 2017. We regularly evaluate merger and acquisition opportunities with other financial institutions and financial services companies. As a result, negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time. We would seek acquisition partners that offer us either significant market presence or the potential to expand our market footprint and improve profitability through economies of scale or expanded services.

Acquiring other banks, businesses, or branches may have an adverse effect on our financial results and may involve various other risks commonly associated with acquisitions, including, among other things:

•	difficulty in estimating the value of the target company;

•	payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short and long term;

•	potential exposure to unknown or contingent liabilities of the target company;

•	exposure to potential asset quality problems of the target company;

•	potential volatility in reported income associated with goodwill impairment losses;

•	difficulty and expense of integrating the operations and personnel of the target company;

•	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits of the acquisition;

•	potential disruption to our business;

•	potential diversion of our management’s time and attention;

•	the possible loss of key employees and customers of the target company; and

•	potential changes in banking or tax laws or regulations that may affect the target company.

Declines in property values can increase the loan-to-value ratios on our residential mortgage loan portfolio, which could expose us to greater risk of loss.

Some of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers have little or no equity because either we originated the loan with a relatively high combined loan-to-value ratio, including second mortgage loans issued by us or other institutions, or because of the decline in home values in our market areas. Residential loans with high combined loan-to-value ratios may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses.

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

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for us beginning January 1, 2020. This standard, which requires a Current Expected Credit Loss (‘CECL”) model, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change from the current method of providing allowances for loan losses that have already been incurred, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

Our allowance for loan losses increased in 2017, primarily due to growth in the multi-family, commercial real estate, construction, and commercial and industrial loan categories; as such loans have higher inherent credit risk than loans in our residential real estate loan categories. Refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Asset Quality.”

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

In January 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments — Overall, (Subtopic 825-10). The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Targeted changes to generally accepted accounting principles include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has a portfolio of equity investments and if such guidance were effective for the year ended December 31, 2017, a net unrealized loss of approximately $2.6 million and related deferred tax benefit of $900,000 would have been recognized in net income, instead of in other comprehensive income. The impact of this guidance on future periods is dependent on future market conditions and investment activity.

Impairment of goodwill could require charges to earnings, which could result in a negative impact on our results of operations.

Goodwill arises when a business is purchased for an amount greater than the net fair value of its assets. We recognized goodwill as an asset on our balance sheet in connection with our acquisitions of Mt. Washington Co-operative Bank and Meetinghouse. We evaluate goodwill for impairment at least annually. Although we determined that goodwill was not impaired during 2017, a significant and sustained decline in our stock price, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill. If we were to conclude that a future write-down of the goodwill was necessary, then we would record the appropriate charge to earnings, which could be materially adverse to the results of operations and financial position. For further discussion of our methodology of evaluating and impairing goodwill, refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Critical Accounting Policies — Evaluation of Goodwill and Core Deposit Intangible and Analysis for Impairment.”

The building of market share through de novo branching and expansion of our residential, commercial real estate, and commercial and industrial lending capacity could cause our expenses to increase faster than revenues.

We intend to continue to build market share in the greater Boston metropolitan area through de novo branching and expansion of our residential, commercial real estate, and commercial and industrial lending capacity. Since 2007, we have opened 14 de novo branches including the most recent two branches opened in March and December 2016. There are considerable costs involved in opening branches and expanding lending capacity that generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any such business expansion may negatively impact our earnings for some period of time until certain economies of scale are reached. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, our business expansion may not be successful after establishment.

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

We are subject to certain capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

Effective January 1, 2015, we became subject to more stringent capital requirements as a result of the implementation of Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. The imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Furthermore, a financial institution is subject to limitations on paying dividends, engaging in share repurchases, any paying discretionary bonuses if its capital level falls below the capital conversation buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such actions. See “Supervision and Regulation — Federal Banking Regulation — Capital Requirements.”

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The Federal Deposit Insurance Corporation and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these factors, we have a concentration in multi-family and commercial real estate lending, as such loans represent 470% of total bank capital as of December 31, 2017. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our multi-family and commercial real estate lending that would adversely affect our loan originations and profitability.

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

Monetary policies and regulations of the Federal Reserve Board could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

We are subject to the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to material penalties.

The Community Reinvestment Act (“CRA”), the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

Certain regulations could restrict our ability to originate and sell loans.

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

The Federal Reserve Board may require us to commit capital resources to support the Bank.

Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve Board may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the Company to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.

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

Our stock-based benefit plans have increased our expenses and reduced our income, and may dilute your ownership interest.

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

Changes in card network fees could impact our operations.

From time to time, the card networks increase the fees (known as interchange fees) that they charge to acquirers and that we charge to our merchants. It is possible that competitive pressures will result in us absorbing a portion of such increases in the future, which would increase our costs, reduce our profit margin and adversely affect our business and financial condition. In addition, the card networks require certain capital requirements. An increase in the required capital level would further limit our use of capital for other purposes.

Changes in card network rules or standards could adversely affect our business.

In order to provide our debit card and cash management solutions, we are members of the Visa network. As such, we are subject to card network rules that could subject us to a variety of fines or penalties that may be assessed on us. The termination of our membership or any changes in card network rules or standards, including interpretation and implementation of existing rules or standards, could increase the cost of operating our merchant servicer business or limit our ability to provide debit card and cash management solutions to or through our customers, and could have a material adverse effect on our business, financial condition and results of operations.

Our business could suffer if there is a decline in the use of debit cards as a payment mechanism or if there are adverse developments with respect to the financial services industry in general.

As the financial services industry evolves, consumers may find debit financial services to be less attractive than traditional or other financial services. Consumers might not use debit card financial services for any number of reasons, including the general perception of our industry. If consumers do not continue or increase their usage of debit cards, including making changes in the way debit cards are loaded, our operating revenues and debit card deposits may remain at current levels or decline. Any projected growth for the industry may not occur or may occur more slowly than estimated. If consumer acceptance of debit financial services does not continue to develop or develops more slowly than expected or if there is a shift in the mix of payment forms, such as cash, credit cards, traditional debit cards and debit cards, away from our products and services, it could have a material adverse effect on our financial position and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

At December 31, 2017, we conducted business through our 33 full service offices, one mobile branch and three loan centers located in Allston, Belmont, Boston, Brookline, Cambridge, Danvers, East Boston, Revere, Somerville, South Boston, Dorchester, Jamaica Plain, West Roxbury, Everett, Medford, Melrose, Wakefield, Winthrop, Lynn, Peabody, Roslindale and Saugus, Massachusetts. We also operate in three administrative/support offices. We own 20 and lease 19 of our offices. At December 31, 2017, the total net book value of our land, buildings, furniture, fixtures and equipment was $41.0 million.

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

Market Information and Holders

The Company’s shares of common stock are traded on the NASDAQ Global Select Market under the symbol “EBSB.” The approximate number of shareholders of record of the Company’s common stock as of February 22, 2018 was 1,840. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table sets forth for each quarter of 2017 and 2016 the intra-day high and low sales prices per share of common stock as reported by NASDAQ and the cash dividends declared per share.

2017	High	Low	Dividends
Fourth quarter	$21.30	$17.96	$0.05
Third quarter	19.00	16.35	0.04
Second quarter	19.27	15.85	0.04
First quarter	19.70	17.55	0.04

2016	High	Low	Dividends
Fourth quarter	$20.55	$15.06	$0.03
Third quarter	15.77	14.62	0.03
Second quarter	15.34	13.41	0.03
First quarter	14.36	12.28	0.03

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

Purchases of Equity Securities by the Issuer and Affiliated Purchases

There were no share repurchases during the year ended December 31, 2017. On August 12, 2015, the Company’s Board of Directors voted to adopt a stock repurchase program of up to 5% of its outstanding common stock, or 2,737,334 shares of its common stock. The repurchase program has no expiration date. As of December 31, 2017, 677,723 shares remain available for repurchase under the repurchase program.

Securities Authorized for Issuance under Equity Compensation Plans

Stock-based compensation awards outstanding and available for future grants as of December 31, 2017 represent stock-based compensation plans approved by stockholders. Other than our Employee Stock Ownership Plan, there are no plans that have not been approved by stockholders. Additional information is presented in Note 10, Employee Benefit Plans, in the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, within this report. Additional information regarding the Company’s equity compensation plans is included in Part III, Item 12 of this Annual Report on Form 10-K.

Performance Graph

The stock performance graph below compares the Company’s cumulative shareholder return on its common stock from December 31, 2012 to December 31, 2017 with the cumulative total return of the NASDAQ Composite and the SNL Bank and Thrift Composite. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for the period from the share price at the beginning of the measurement period. The return is based on an initial investment of $100.00.

Meridian Bancorp, Inc.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Meridian Bancorp, Inc.	100.00	134.56	163.71	206.64	279.14	307.04
NASDAQ Composite Index	100.00	140.12	160.78	171.97	187.22	242.71
SNL Bank and Thrift Index	100.00	136.92	152.85	155.94	196.86	231.49

Source: SNL Financial LC, Charlottesville, VA

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial data for the Company. This information should be read in conjunction with the Consolidated Financial Statements and related notes, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appear elsewhere in this Annual Report.

	At or For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share amounts)
Financial Condition Data
Total assets	$5,299,455	$4,436,002	$3,524,509	$3,278,526	$2,682,101
Securities available for sale	38,364	67,663	141,646	203,521	201,137
Loans, net	4,622,798	3,898,668	3,045,242	2,648,907	2,265,400
Deposits	4,107,861	3,475,837	2,743,018	2,503,935	2,248,600
Borrowings	513,444	322,512	167,226	171,899	161,903
Total stockholders’ equity	646,399	607,297	588,126	577,710	249,205

Operating Data
Interest and dividend income	$185,104	$149,692	$123,342	$108,679	$95,204
Interest expense	38,912	27,137	20,451	20,513	20,135

Net interest income	146,192	122,555	102,891	88,166	75,069
Provision for loan losses	4,859	7,180	6,667	3,313	6,470

Net interest income, after provision for loan losses	141,333	115,375	96,224	84,853	68,599
Non-interest income	23,064	14,190	13,040	16,056	19,416
Non-interest expenses	87,965	77,494	72,691	67,434	64,515

Income before income taxes	76,432	52,071	36,573	33,475	23,500
Provision for income taxes	33,487	17,881	11,966	11,148	8,071

Net income	$42,945	$34,190	$24,607	$22,327	$15,429

Key Performance Ratios
Return on average assets	0.89%	0.87%	0.74%	0.75%	0.62%
Return on average equity	6.82	5.77	4.19	5.69	6.39
Interest rate spread (1)	2.90	2.99	2.97	2.88	3.00
Net interest margin (2)	3.12	3.20	3.19	3.08	3.15
Non-interest expense to average assets	1.83	1.97	2.17	2.26	2.58
Efficiency ratio (3)	53.71	57.95	64.05	68.84	76.04
Dividend payout ratio	20.26	17.91	12.77	—	—
Average interest-earning assets to average
interest-bearing liabilities	126.88	129.95	134.63	126.57	118.30

Capital Ratios
Stockholders’ equity to total assets	12.20%	13.69%	16.69%	17.62%	9.29%
Total capital to risk weighted assets	13.60	14.95	17.48	20.34	10.77
Tier I capital to risk weighted assets	12.67	13.95	16.52	19.30	9.60
Common equity tier I capital to risk weighted assets	12.67	13.95	16.52	—	—
Tier I capital to average assets	12.10	13.95	16.71	17.44	8.73

Asset Quality Ratios
Allowance for loan losses/total loans	0.97%	1.02%	1.08%	1.06%	1.11%
Allowance for loan losses/non-accrual loans	540.30	298.82	106.58	90.35	61.00
Net charge-offs/average loans outstanding	0.00	0.01	0.06	0.01	0.08
Non-accrual loans/total loans	0.18	0.34	1.02	1.18	1.81
Non-performing assets/total assets	0.16	0.30	0.89	0.99	1.60

Per Share Data
Basic earnings per share	$0.84	$0.67	$0.47	$0.43	$0.29
Diluted earnings per share	0.82	0.65	0.46	0.42	0.29
Dividends per share	0.17	0.12	0.06	—	—
Book value per share	11.96	11.33	10.72	10.56	4.58
Tangible book value per share (4)	11.54	11.08	10.47	10.31	4.33
Market value per share	20.60	18.90	14.10	11.22	9.22
Number of shares outstanding at end of year	54,039,316	53,596,105	54,875,237	54,708,066	54,406,335

Other data:
Number of offices	33	31	29	27	27
Number of full-time equivalent employees	495	462	445	431	420

(footnotes begin on following page)

(footnotes from previous page)

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)

The efficiency ratio is a non-GAAP measure representing non-interest expense, excluding merger and acquisition expenses, divided by the sum of net interest income and non-interest income excluding gains or losses on sales of securities. The efficiency ratio is a common measure used by banks to understand expenses related to the generation of revenue. We have removed gains or losses on sales of securities as management deems them to be discretionary and not representative of operating performance. We have removed merger and acquisition expenses as management deems them to be not representative of operating performance. Presented on a basis including merger and acquisition expenses and gains or losses on sales of securities, the efficiency ratio was 51.97%, 56.67%, 62.70%, 64.70% and 68.28% for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 respectively.

(4)	Tangible book value per share is calculated as follows.

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share amounts)
Total stockholders’ equity	$646,399	$607,297	$588,126	$577,710	$249,205
Less: goodwill	19,638	13,687	13,687	13,687	13,687
Less: core deposit intangible	3,243	—	—	—	—

Tangible book value	$623,518	$593,610	$574,439	$564,023	$235,518

Number of shares outstanding at end of year	54,039,316	53,596,105	54,875,237	54,708,066	54,406,335
Tangible book value per share	$11.54	$11.08	$10.47	$10.31	$4.33

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies

A summary of significant accounting policies is described in Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2017. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

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

Improving profitability through geographic expansion within our market area, disciplined pricing, expense control and balance sheet management. We have achieved many milestones over the last five years as we have grown total assets to $5.299 billion at December 31, 2017 from $2.682 billion at December 31, 2013. On December 29, 2017, the Company completed its acquisition of Meetinghouse, which added $120.4 million in total assets at fair value. Since 2007, we have opened 14 de novo branches and one mobile branch, and acquired six branch offices in our 2010 acquisition of Mt. Washington Co-operative Bank, and two branch offices in our acquisition of Meetinghouse Bank. We intend to continue our geographic expansion in the greater Boston metropolitan area by opening de novo branches in communities contiguous to those we currently serve, as opportunities present themselves in favorable locations. We have also focused significant efforts and invested heavily in our infrastructure to support future growth, creating brand awareness, competitive products and a strong and experienced workforce. We believe these initiatives have positioned us well to implement a strategy focused on improving operating efficiency and earnings growth. While we expect to continue to strive for an appropriate level of loan and deposit growth, we will keenly focus on enhancing our profitability by exercising a disciplined approach to product pricing, expense control and balance sheet mix.

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

We believe the success of our strategy is evidenced by the growth of our deposits to $4.108 billion at December 31, 2017 from $2.249 billion at December 31, 2013, and net loans, which increased to $4.623 billion at December 31, 2017 from $2.265 billion at December 31, 2013. We also believe that community bank consolidation will continue to take place and further believe that, with our capital and liquidity positions, we will be positioned to take advantage of industry consolidation through de novo branching, potential acquisition of individual branches, and the potential for whole bank acquisitions. Our focus will be on the Massachusetts markets we know and understand, with a primary view toward continued growth in the Boston metropolitan area. We believe our management team’s unique understanding of the Massachusetts market facilitates our growth into locations that will provide the right complement to our existing franchise and geographic footprint.

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

Increasing core deposits through aggressive marketing and the offering of new deposit products. Deposits are our primary source of funds for investing and lending. Core deposits, which include all deposit account types except certificates of deposit, comprised 66.6% of our total deposits at December 31, 2017. We value our core deposits because they represent a lower cost of funding and are generally less sensitive to withdrawal when interest rates fluctuate as compared to certificate of deposit accounts. We market core deposits through the internet, in-branch and local mail, print and television advertising, as well as programs that link various accounts and services together, minimizing service fees. We will continue to customize existing deposit products and introduce new products to meet the needs of our customers.

Balance Sheet Analysis

Assets. Our total assets increased $863.5 million, or 19.5%, to $5.299 billion at December 31, 2017 from $4.436 billion at December 31, 2016. Net loans increased $724.1 million, or 18.6%, to $4.623 billion at December 31, 2017 from $3.899 billion at December 31, 2016. Cash and due from banks increased $166.3 million, or 70.3%, to $402.7 million at December 31, 2017 from $236.4 million at December 31, 2016. Certificates of deposit decreased $11.0 million, or 13.7%, to $69.3 million at December 31, 2017 from $80.3 million at December 31, 2016, primarily due to maturities of $35.1 million, partially offset by purchases of $22.7 million. Securities available for sale decreased $29.3 million, or 43.3%, to $38.4 million at December 31, 2017 from $67.7 million at December 31, 2016.

Loan Portfolio Analysis. At December 31, 2017, net loans were $4.623 billion, or 87.2% of total assets. During the year ended December 31, 2017, net loans increased $724.1 million, or 18.6%, including $73.6 million of loans acquired in the Meetinghouse acquisition. Loan originations totaled $1.763 billion during the year ended December 31, 2017. The increase in net loans consisted primarily of $287.2 million in commercial real estate loans, $216.7 million in multi-family loans, $138.6 million in construction loans, $10.2 million in commercial and industrial loans and $71.2 million in one- to four-family loans.

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

	At December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$603,680	12.9%	$532,450	13.5%	$458,423	14.9%	$468,560	17.5%	$454,148	19.8%
Multi-family	779,637	16.7	562,948	14.3	417,388	13.5	409,675	15.3	288,172	12.6
Home equity lines of credit	48,393	1.0	42,913	1.1	46,660	1.5	50,091	1.9	54,499	2.4
Commercial real estate	2,063,781	44.2	1,776,601	45.1	1,328,344	43.1	1,145,820	42.8	1,032,408	45.0
Construction	641,306	13.7	502,753	12.8	421,531	13.7	265,980	9.9	208,799	9.1

Total real estate loans	4,136,797	88.5	3,417,665	86.8	2,672,346	86.7	2,340,126	87.4	2,038,026	88.9
Commercial and industrial	525,604	11.3	515,430	13.0	400,051	13.0	330,813	12.3	247,005	10.8
Consumer	10,761	0.2	9,712	0.2	10,028	0.3	8,772	0.3	7,225	0.3

Total loans	4,673,162	100.0%	3,942,807	100.0%	3,082,425	100.0%	2,679,711	100.0%	2,292,256	100.0%

Allowance for loan losses	(45,185)		(40,149)		(33,405)		(28,469)		(25,335)
Net deferred loan origination costs (fees)	(5,179)		(3,990)		(3,778)		(2,335)		(1,521)

Loans, net	$4,622,798		$3,898,668		$3,045,242		$2,648,907		$2,265,400

Loan Maturity. The following table sets forth certain information at December 31, 2017 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude net deferred loan origination fees. Our adjustable-rate mortgage loans generally do not provide for downward adjustments below the initial discounted contract rate, other than declines due to a decline in the index rate.

	December 31, 2017
	Real estate	Commercial and industrial	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$229,373	$48,608	$604	$278,585
More than one to five years	510,100	41,438	10,157	561,695
More than five to ten years	876,417	94,218	—	970,635
More than ten years	2,520,907	341,340	—	2,862,247

Total	$4,136,797	$525,604	$10,761	$4,673,162

Interest rate terms on amounts due after one year:
Fixed-rate loans	$934,055	$108,978	$10,157	$1,053,190
Adjustable-rate loans	2,973,369	368,018	—	3,341,387

Total	$3,907,424	$476,996	$10,157	$4,394,577

At December 31, 2017, our loan portfolio consisted of $1.188 billion of fixed-rate loans and $3.485 billion of adjustable-rate loans.

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

When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status, including contacting the borrower by letter and phone at regular intervals. When the borrower is in default, we may commence collection proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. Management informs the Executive Committee monthly of the amount of loans delinquent more than 30 days. Management provides detailed information to the Board of Directors on loans 60 or more days past due and all loans in foreclosure and property that we own.

Delinquencies. Total past due loans decreased $3.9 million, or 37.0%, to $6.6 million at December 31, 2017 from $10.4 million at December 31, 2016, reflecting decreases of $4.4 million in loans 90 days or greater past due, partially offset by an increase of $507,000 in loans 30 to 89 days past due. The decrease in loans 90 days or greater past due was primarily due to the foreclosure of a $2.0 million commercial real estate property and a general decrease in delinquent residential mortgages. Additional reductions were also across all categories of loans 90 days or greater past due. At December 31, 2017 and 2016, non-accrual loans exceeded loans 90 days or greater past due primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected and certain loans remain on non-accrual status until they attain a sustained payment history of six consecutive months.

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including troubled debt restructurings (“TDRs”) on non-accrual status, and real estate and other loan collateral acquired through foreclosure. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At December 31, 2017 and 2016, we did not have any accruing loans past due 90 days or greater. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $1.5 million at December 31, 2017. The following table provides information with respect to our non-performing assets at the dates indicated.

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One- to four-family	$6,890	$8,487	$9,264	$14,649	$17,622
Home equity lines of credit	562	674	1,763	2,277	2,689
Commercial real estate	388	2,807	3,663	5,311	8,972
Construction	—	815	15,849	8,417	11,298

Total real estate loans	7,840	12,783	30,539	30,654	40,581
Commercial and industrial	523	653	805	855	949

Total non-accrual loans (1)	8,363	13,436	31,344	31,509	41,530
Foreclosed assets	—	—	—	1,046	1,390

Total non-performing assets	$8,363	$13,436	$31,344	$32,555	$42,920

Non-accrual loans to total loans	0.18%	0.34%	1.02%	1.18%	1.81%
Non-accrual loans to total assets	0.16%	0.30%	0.89%	0.96%	1.55%
Non-performing assets to total assets	0.16%	0.30%	0.89%	0.99%	1.60%

(1)

TDRs on accrual status not included above totaled $12.7 million at December 31, 2017, $13.3 million at December 31, 2016, $14.2 million at December 31, 2015, $14.5 million at December 31, 2014 and $4.1 million at December 31, 2013.

Non-performing assets were $8.4 million or 0.16% of total assets, at December 31, 2017, compared to $13.4 million, or 0.30% of total assets, at December 31, 2016. We recognized $400,000 of interest income on non-accrual loans for the year ended December 31, 2017. Additional interest income that would have been recorded for the year ended December 31, 2017 had non-accruing loans been current according to their original terms amounted to $32,000.

Non-accrual loans decreased $5.1 million, or 37.8%, to $8.4 million, or 0.18% of total loans outstanding at December 31, 2017, from $13.4 million, or 0.34% of total loans outstanding at December 31, 2016, primarily due to a $2.4 million decrease in non-accrual commercial real estate loans, a $1.6 million decrease in non-accrual one- to four-family loans and a $815,000 decrease in non-accrual construction loans.

Achieving and maintaining a moderate risk profile by aggressively managing troubled assets has been and will continue to be a primary focus for us. At December 31, 2017, our allowance for loan losses was $45.2 million, or 0.97% of total loans and 540.30% of non-accrual loans, compared to $40.1 million, or 1.02% of total loans and 298.82% of non-accrual loans at December 31, 2016. We increased our allowance primarily as a result of growth in the loan portfolio, and in particular commercial loans, and changes in the composition of the loan portfolio. Included in our allowance at December 31, 2017 was a general component of $45.0 million, which is based upon our evaluation of various factors relating to loans not deemed to be impaired. We continue to believe our level of non-performing loans and assets, which declined significantly during the past two years, is manageable and we believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

The Company did not hold any foreclosed real estate at December 31, 2017 and 2016. We continue to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures.

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

The following table summarizes our TDRs at the dates indicated.

	At December 31,
	2017	2016	2015	2014	2013
	(In thousands)
TDRs on accrual status:
One- to four-family	$2,125	$2,219	$2,621	$2,946	$2,588
Multi-family	1,315	1,359	1,402	1,443	109
Home equity lines of credit	—	18	18	20	21
Commercial real estate	9,200	9,460	9,968	9,950	1,368
Construction	—	174	174	121	—
Commercial and industrial	20	27	33	—	—

Total TDRs on accrual status	12,660	13,257	14,216	14,480	4,086

TDRs on non-accrual status:
One- to four-family	1,046	1,123	1,261	1,469	1,500
Commercial real estate	—	—	528	283	4,309
Construction	—	—	1,136	6,496	9,489
Commercial and industrial	—	—	186	186	192

Total TDRs on non-accrual status	1,046	1,123	3,111	8,434	15,490

Total TDRs	$13,706	$14,380	$17,327	$22,914	$19,576

Total TDRs decreased $674,000, or 4.7%, to $13.7 million at December 31, 2017 from $14.4 million at December 31, 2016, due to decreases of $597,000 in TDRs on accrual status and $77,000 in TDRs on non-accrual status, reflecting principal paydowns. Modifications of TDRs consist of rate reductions, loan term extensions or provisions for interest-only payments for specified periods up to 12 months. We have generally been successful with the concessions we have offered to borrowers to date. We generally return TDRs to accrual status when they have sustained payments for six consecutive months based on the restructured terms and future payments are reasonably assured. We recognized $603,000 of interest income on TDRs for the year ended December 31, 2017.

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

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. These other potential problem loans are generally loans classified as “substandard” or 8-rated loans in accordance with our ten-grade internal loan rating system that is consistent with guidelines established by banking regulators. At December 31, 2017, other potential problem loans totaled $49.0 million, including $43.4 million of commercial and industrial loans, $3.1 million of multi-family loans and

$2.5 million of commercial real estate loans. The $43.4 million of commercial and industrial loan relationships classified as substandard are comprised of two loans to non-profit educational organizations in eastern Massachusetts with loan balances of $24.4 million and $19.0 million that were identified during our loan review process as having possible financial issues that, if not corrected, could result in some loss to the Company. It was determined that both of these loan relationships are performing in accordance with the terms of their loans with the current expectation that we will be repaid in full in accordance with those terms, but with continual credit monitoring of the relationships.

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

Changes in the allowance for loan losses during the years indicated were as follows:

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Beginning balance	$40,149	$33,405	$28,469	$25,335	$20,504
Provision for loan losses	4,859	7,180	6,667	3,313	6,470
Charge-offs:
One- to four-family	98	—	165	54	531
Multi-family	—	—	—	—	96
Home equity lines of credit	—	—	60	5	—
Commercial real estate	—	—	—	116	—
Construction	3	486	2,287	71	1,362
Commercial and industrial	—	49	36	72	288
Consumer	340	302	306	187	283

Total charge-offs	441	837	2,854	505	2,560

Recoveries:
One- to four-family	104	—	116	67	232
Multi-family	1	—	—	—	—
Home equity lines of credit	1	—	—	—	—
Commercial real estate	310	—	18	30	—
Construction	51	230	881	137	555
Commercial and industrial	30	60	1	8	24
Consumer	121	111	107	84	110

Total recoveries	618	401	1,123	326	921

Net (charge-offs) recoveries	177	(436)	(1,731)	(179)	(1,639)

Ending balance	$45,185	$40,149	$33,405	$28,469	$25,335

Allowance to non-accrual loans	540.30%	298.82%	106.58%	90.35%	61.00%
Allowance to total loans outstanding	0.97%	1.02%	1.08%	1.06%	1.11%
Net (charge-offs) recoveries to average loans outstanding	0.00%	(0.01)%	(0.06)%	(0.01)%	(0.08)%

Our provision for loan losses was $4.9 million for the year ended December 31, 2017 compared to $7.2 million for the year ended December 31, 2016 and $6.7 million for the year ended December 31, 2015. The allowance for loan losses was $45.2 million or 0.97% of total loans at December 31, 2017, compared to $40.1 million or 1.02% of total loans at December 31, 2016 and $33.4 million or 1.08% of total loans at

December 31, 2015. The changes in the provision were based on management’s assessment of loan portfolio growth and composition changes, declines in historical charge-off trends, reduced levels of problem loans and other improving asset quality trends. The reduction in the provision for loan losses for the year ended December 31, 2017 reflects improvement in these asset quality factors during the year. The increases in the overall allowance for loan losses at December 31, 2017, 2016 and 2015 were primarily due to increases in the multi-family, commercial real estate, construction, and commercial and industrial loan categories. We continue to assess the adequacy of our allowance for loan losses in accordance with established policies.

The following tables set forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	At December 31,
	2017			2016			2015
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$1,001	2.2%	12.9%	$1,367	3.4%	13.5%	$1,354	4.1%	14.9%
Multi-family	6,263	13.9	16.7	4,514	11.2	14.3	3,385	10.1	13.5
Home equity lines of credit	62	0.1	1.0	73	0.2	1.1	144	0.4	1.5
Commercial real estate	21,513	47.6	44.2	18,725	46.7	45.1	14,497	43.4	43.1
Construction	10,166	22.5	13.7	8,931	22.2	12.8	8,313	24.9	13.7

Total real estate loans	39,005	86.3	88.5	33,610	83.7	86.8	27,693	82.9	86.7
Commercial and industrial	6,084	13.5	11.3	6,452	16.1	13.0	5,620	16.8	13.0
Consumer	96	0.2	0.2	87	0.2	0.2	92	0.3	0.3

Total loans	$45,185	100.0%	100.0%	$40,149	100.0%	100.0%	$33,405	100.0%	100.0%

	At December 31,
	2014			2013
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category of Total Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$1,849	6.5%	17.5%	$1,991	7.9%	19.8%
Multi-family	3,635	12.8	15.3	2,419	9.5	12.6
Home equity lines of credit	100	0.4	1.9	155	0.6	2.4
Commercial real estate	13,000	45.6	42.8	12,831	50.6	45.0
Construction	5,155	18.1	9.9	4,374	17.3	9.1

Total real estate loans	23,739	83.4	87.4	21,770	85.9	88.9
Commercial and industrial	4,633	16.3	12.3	3,433	13.6	10.8
Consumer	97	0.3	0.3	132	0.5	0.3

Total loans	$28,469	100.0%	100.0%	$25,335	100.0%	100.0%

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

We had impaired loans totaling $4.9 million and $8.4 million as of December 31, 2017 and 2016, respectively. At December 31, 2017, impaired loans totaling $1.8 million had a valuation allowance of $184,000. Impaired loans totaling $1.9 million had a valuation allowance of $186,000 at December 31, 2016. Our average recorded investment in impaired loans was $7.0 million and $19.2 million for the years ended December 31, 2017 and 2016, respectively.

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

Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral-dependent as of December 31, 2017 and considered any probable loss in determining the allowance for loan losses.

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

Securities Portfolio

At December 31, 2017, our securities portfolio was $38.4 million, or 0.7% of total assets. During the year ended December 31, 2017, the securities portfolio decreased $29.3 million, or 43.3%, primarily due to $16.8 million in maturities, calls and principal payments, and $32.5 million in sales, partially offset by $14.3 million of securities acquired through the purchase of Meetinghouse and $8.4 million in purchases. At December 31, 2017, the securities portfolio consisted of $20.6 million, or 53.7%, in debt securities and $17.8 million, or 46.3%, in marketable equity securities. The debt securities within the portfolio are corporate bonds, government-sponsored enterprises, municipal bonds and mortgage-backed securities issued by government-sponsored enterprises and private companies. Included in marketable equity securities are common stocks and money market mutual funds. We purchase marketable equity securities with the intent to generate long-term capital gains through purchasing investment grade dividend paying securities in companies with relatively low long-term debt and a history of sustained earnings and above-average growth. We typically initiate a securities position based on market opportunities and add to our position through dollar cost averaging on a monthly basis. Refer to Note 2, Securities Available for Sale, in Notes to the Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data within this report for more detail regarding industry concentrations in our securities portfolio.

The following table sets forth the amortized cost and fair value of our securities, all of which at the dates indicated were available for sale.

	At December 31,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities:
Corporate bonds	$—	$—	$13,988	$14,005	$29,429	$29,499
Government-sponsored enterprises	1,942	1,942	—	—	11,000	10,962
Municipal bonds	2,424	2,426	1,202	1,219	4,326	4,415
Residential mortgage-backed securities:
Government-sponsored enterprises	15,916	16,145	5,284	5,606	6,948	7,381
Private label	70	76	779	801	878	904
U.S. treasury securities	—	—	—	—	24,996	24,934

Total debt securities	20,352	20,589	21,253	21,631	77,577	78,095
Marketable equity securities:
Common stocks	17,071	17,765	42,770	46,030	65,683	62,406
Money market mutual funds	10	10	2	2	1,193	1,145

Total marketable equity securities	17,081	17,775	42,772	46,032	66,876	63,551

Total	$37,433	$38,364	$64,025	$67,663	$144,453	$141,646

At December 31, 2017, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the stated maturities and weighted average yields of the securities at December 31, 2017.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Debt securities:
Government-sponsored enterprises	$—	—%	$—	—%	$1,339	2.26%	$603	2.45%	$1,942	2.32%
Municipal bonds	325	3.71	—	—	2,099	2.87	—	—	2,424	2.99
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	109	2.53	1,392	3.31	14,415	3.33	15,916	3.32
Private label	—	—	—	—	—	—	70	4.04	70	4.04

Total debt securities	$325	3.71%	$109	2.53%	$4,830	2.83%	$15,088	3.30%	$20,352	3.19%

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

At December 31, 2017, 12 marketable equity securities with a fair value of $5.8 million had gross unrealized losses totaling $958,000, or an aggregate depreciation of 14.2% from the Company’s cost basis. These marketable equity securities consisted of six securities with a fair value of $3.5 million and a gross unrealized loss of $348,000 for less than 12 months and six securities with a fair value of $2.3 million and a gross unrealized loss of $610,000 for 12 months or longer. The marketable equity securities in a gross unrealized loss position for 12 months or longer were comprised of one security in the basic materials sector with a fair value of $641,000 and a gross unrealized loss of $163,000, three marketable equity securities in the consumer products and services sector with a fair value of $1.3 million and a gross unrealized loss of $391,000, and two securities in the technology sector with a fair value of $426,000 and a gross unrealized loss of $56,000.

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

Deposits

Deposits are a major source of our funds for lending and other investment purposes. Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Our deposit base is comprised of noninterest-bearing demand, interest-bearing demand, money market, regular savings and other deposits, and certificates of deposit, which include brokered certificates of deposit. We consider noninterest-bearing demand, interest-bearing demand, money market, and regular savings and other deposits to be core deposits. Total deposits increased $632.0 million, or 18.2%, to $4.108 billion at December 31, 2017 from $3.476 billion at December 31, 2016. Contributing to the growth was $93.8 million of deposits acquired in the Meetinghouse acquisition. Our continuing focus on the acquisition and expansion of core deposit relationships resulted in net growth in core deposits of $389.6 million, or 16.6%, to $2,737 billion, or 66.6% of total deposits at December 31, 2017.

The following table sets forth the average balances of deposits for the years indicated.

	Years Ended December 31,
	2017			2016			2015
	Average Balance	Average Rate	Percent of Total Deposits	Average Balance	Average Rate	Percent of Total Deposits	Average Balance	Average Rate	Percent of Total Deposits
	(Dollars in thousands)
Noninterest-bearing demand deposits	$448,952	—%	11.6%	$382,644	—%	13.5%	$335,060	—%	13.5%
Interest-bearing demand deposits	799,377	0.92	24.4	469,103	0.64	12.2	295,958	0.58	12.2
Money market deposits	971,692	0.91	22.4	857,952	0.82	31.4	928,712	0.83	31.4
Regular savings and other deposits	317,717	0.14	8.1	296,951	0.14	10.5	281,389	0.16	10.5
Certificates of deposit	1,193,803	1.45	33.5	1,042,425	1.31	32.4	745,866	1.16	32.4

Total	$3,731,541	0.91%	100.0%	$3,049,075	0.79%	100.0%	$2,586,985	0.71%	100.0%

The following table indicates the amount of the certificates of deposits of $100,000 or more by time remaining until maturity as of December 31, 2017.

Certificates of Deposit
(In thousands)
Maturity Period:
Three months or less	$149,300
Over three through six months	95,633
Over six through twelve months	105,512
Over twelve months	410,501

Total	$760,946

Borrowings

We use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for loans and investments. At December 31, 2017 and 2016, Federal Home Loan Bank of Boston advances totaled $513.4 million and $322.5 million, respectively, with a weighted average rate of 1.22% and 1.01%, respectively. Total borrowings increased $190.9 million, or 59.2%, during the year ended December 31, 2017, and includes $8.2 million assumed in the acquisition of Meetinghouse. The Bank entered into long-term advances with the Federal Home Loan Bank of Boston totaling $320.6 million with original terms ranging from three to 15 years and initial interest rates ranging from 0.004% to 2.21% during the year ended December 31, 2017. The maturing long–term advances with the Federal Home Loan Bank of Boston totaled $137.9 million and consisted of advances with original terms ranging from two to 15 years and fixed interest rates ranging from of 0.31% to 1.57% during the year ended December 31, 2017. At December 31, 2017, we also had an available line of credit of $9.4 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily, none of which was outstanding at that date.

Information relating to borrowings is detailed in the following table.

	Years Ended December 31,
	2017	2016
	(Dollars in thousands)
Balance outstanding at end of period	$513,444	$322,512
Average amount outstanding during the period	$411,200	$277,586
Weighted average interest rate during the period	1.20%	1.09%
Maximum outstanding at any month end	$513,429	$329,551
Weighted average interest rate at end of period	1.22%	1.01%

Stockholders’ Equity

Total stockholders’ equity increased $39.1 million, or 6.4%, to $646.4 million at December 31, 2017, from $607.3 million at December 31, 2016. The increase for the year ended December 31, 2017 was due primarily to $42.9 million in net income and $6.5 million related to stock-based compensation plans, partially offset by $1.7 million in accumulated other comprehensive losses, reflecting a decrease in the fair value of available-for-sale securities, and three quarterly dividends of $0.04 per share and one quarterly dividend of $0.05 per share totaling $8.7 million. Stockholders’ equity to assets was 12.20% at December 31, 2017, compared to 13.69% at December 31, 2016. Book value per share increased to $11.96 at December 31, 2017 from $11.33 at December 31, 2016. At December 31, 2017, the Company and the Bank continued to exceed all regulatory capital requirements.

Results of Operations for the Years Ended December 31, 2017, 2016 and 2015

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

Net income information is as follows:

	Years Ended December 31,			Change 2017/2016		Change 2016/2015
	2017	2016	2015	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Net interest income	$146,192	$122,555	$102,891	$23,637	19.3%	$19,664	19.1%
Provision for loan losses	4,859	7,180	6,667	(2,321)	(32.3)	513	7.7
Non-interest income	23,064	14,190	13,040	8,874	62.5	1,150	8.8
Non-interest expenses	87,965	77,494	72,691	10,471	13.5	4,803	6.6
Net income	42,945	34,190	24,607	8,755	25.6	9,583	38.9
Basic earnings per share	0.84	0.67	0.47	0.17	25.4	0.20	41.2
Diluted earnings per share	0.82	0.65	0.46	0.17	26.2	0.19	41.1
Return on average assets	0.89%	0.87%	0.74%	0.02%	2.3	0.13%	17.6
Return on average equity	6.82%	5.77%	4.19%	1.05%	18.2	1.58%	37.7

Net income for the year ended December 31, 2017 reflects a charge to tax expense of approximately $7.1 million, or $0.13 per diluted share, related to enactment of the Tax Act on December 22, 2017 that required the Company to revalue its net deferred tax asset and merger and acquisition expenses totaling $2.1 million (pre-tax) related to the Meetinghouse acquisition.

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

	Years Ended December 31,
	2017			2016			2015
	Average Balance	Interest (1)	Yield/ Cost (1)	Average Balance	Interest (1)	Yield/ Cost (1)	Average Balance	Interest (1)	Yield/ Cost (1)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$4,286,830	$184,337	4.30%	$3,495,088	$150,182	4.30%	$2,801,970	$121,859	4.35%
Securities and certificates of deposits	132,872	2,630	1.98	183,828	3,629	1.97	268,398	4,719	1.76
Other interest-earning assets (3)	266,945	3,465	1.30	146,786	1,147	0.78	158,463	724	0.46

Total interest-earning assets	4,686,647	190,432	4.06	3,825,702	154,958	4.05	3,228,831	127,302	3.94

Noninterest-earning assets	113,254			116,985			114,081

Total assets	$4,799,901			$3,942,687			$3,342,912

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$799,377	7,315	0.92	$469,103	2,988	0.64	$295,958	1,709	0.58
Money market deposits	971,692	8,865	0.91	857,952	7,025	0.82	928,712	7,663	0.83
Regular savings and other deposits	317,717	448	0.14	296,951	424	0.14	281,389	459	0.16
Certificates of deposit	1,193,803	17,354	1.45	1,042,425	13,687	1.31	745,866	8,648	1.16

Total interest-bearing deposits	3,282,589	33,982	1.04	2,666,431	24,124	0.90	2,251,925	18,479	0.82
Borrowings	411,200	4,930	1.20	277,586	3,013	1.09	146,364	1,972	1.35

Total interest-bearing liabilities	3,693,789	38,912	1.05	2,944,017	27,137	0.92	2,398,289	20,451	0.85

Noninterest-bearing demand deposits	448,952			382,644			335,060
Other noninterest-bearing liabilities	27,221			23,879			22,605

Total liabilities	4,169,962			3,350,540			2,755,954
Total stockholders’ equity	629,939			592,147			586,958

Total liabilities and stockholders’ equity	$4,799,901			$3,942,687			$3,342,912

Net interest-earning assets	$992,858			$881,685			$830,542

Fully tax-equivalent net interest income		151,520			127,821			106,851
Less: tax-equivalent adjustments		(5,328)			(5,266)			(3,960)

Net interest income		$146,192			$122,555			$102,891

Interest rate spread (1)(4)			3.01%			3.13%			3.09%
Net interest margin (1)(5)			3.23%			3.34%			3.31%
Average interest-earning assets to average interest-bearing liabilities		126.88%			129.95%			134.63%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$3,731,541	$33,982	0.91%	$3,049,075	$24,124	0.79%	$2,586,985	$18,479	0.71%
Total deposits and borrowings, including noninterest-bearing demand deposits	$4,142,741	$38,912	0.94%	$3,326,661	$27,137	0.82%	$2,733,349	$20,451	0.75%

(footnotes begin on following page)

(footnotes from previous page)

(1)

Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, as well as resulting yields, interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the years ended December 31, 2017, 2016 and 2015, yields on loans before tax-equivalent adjustments were 4.19%, 4.16% and 4.23%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 1.67%, 1.63% and 1.50%, respectively, and yield on total interest-earning assets before tax-equivalent adjustments were 3.95%, 3.91% and 3.82%, respectively. Interest rate spread before tax-equivalent adjustments for the years ended December 31, 2017, 2016 and 2015 was 2.90%, 2.99% and 2.97%, respectively, while net interest margin before tax-equivalent adjustments for the years ended December 31, 2017, 2016 and 2015 was 3.12%, 3.20% and 3.19%, respectively,

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

	Years Ended December 31, 2017 Compared to 2016 Increase (Decrease) Due to			Years Ended December 31, 2016 Compared to 2015 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:
Loans	$34,045	$110	$34,155	$29,800	$(1,477)	$28,323
Securities and certificates of deposits	(1,009)	10	(999)	(1,618)	528	(1,090)
Other interest-earning assets	1,282	1,036	2,318	(57)	480	423

Total	34,318	1,156	35,474	28,125	(469)	27,656
Interest expense:
Deposits	5,798	4,060	9,858	4,312	1,333	5,645
Borrowings	1,575	342	1,917	1,486	(445)	1,041

Total	7,373	4,402	11,775	5,798	888	6,686

Change in fully tax-equivalent net interest income	$26,945	$(3,246)	$23,699	$22,327	$(1,357)	$20,970

The net interest rate spread and net interest margin on a tax-equivalent basis were 3.01% and 3.23%, respectively, for the year ended December 31, 2017 compared to 3.13% and 3.34%, respectively, for the year ended December 31, 2016. The increase in net interest income was due primarily to loan growth, partially offset by growth in total deposits and borrowings and an increase in the cost of funds for the year ended December 31, 2017 compared to the same period in 2016.

The Company’s yield on interest-earning assets on a tax-equivalent basis increased one basis point to 4.06% for the year ended December 31, 2017 compared to 4.05% for the year ended December 31, 2016, while the total cost of funds increased 12 basis points to 0.94% for the year ended December 31, 2017 compared to 0.82% for the year ended December 31, 2016. The increase in interest income was primarily due to growth in the Company’s average loan balances of $791.7 million, or 22.7%, to 4.287 billion, while the yield on loans on a tax-equivalent basis remained unchanged at 4.30% for the years ended December 31, 2017 and 2016. The increase in interest expense on deposits was primarily due to the growth in average total deposits of $682.5 million, or 22.4%, to $3.732 billion and an increase in the cost of average total deposits of 12 basis points to 0.91% for the year ended December 31, 2017 compared to 0.79% for the year ended December 31, 2016. The increase in interest expense on borrowings was primarily due to the increase in average borrowings of $133.6 million, or 48.1%, to $411.2 million and an increase in the cost of average borrowings of 11 basis points to 1.20% for the year ended December 31, 2017 compared to 1.09% for the year ended December 31, 2016.

The net interest rate spread and net interest margin on a tax-equivalent basis were 3.13% and 3.34%, respectively, for the year ended December 31, 2016 compared to 3.09% and 3.31%, respectively, for the year ended December 31, 2015. The increase in net interest income was due primarily to loan growth, partially offset by growth in total deposits and borrowings for the year ended December 31, 2016 compared to the same period in 2016.

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

Provision for Loan Losses. Our provision for loan losses was $4.9 million for the year ended December 31, 2017 compared to $7.2 million and $6.7 million for the years ended December 31, 2016 and 2015, respectively. For further discussion of the changes in the provision and allowance for loan losses, refer to “Asset Quality — Allowance for Loan Losses.”

Non-Interest Income. Non-interest income information is as follows:

	Years Ended December 31,			Change 2017/2016		Change 2016/2015
	2017	2016	2015	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Customer service fees	$8,517	$8,491	$7,931	$26	0.3%	$560	7.1%
Loan fees	1,970	918	917	1,052	114.6	1	0.1
Mortgage banking gains, net	457	573	535	(116)	(20.2)	38	7.1
Gain on sales of securities, net	9,305	3,020	2,432	6,285	208.1	588	24.2
Income from bank-owned life insurance	1,158	1,188	1,225	(30)	(2.5)	(37)	(3.0)
Gain on life insurance distribution	1,657	—	—	1,657	—	—	—

Total non-interest income	$23,064	$14,190	$13,040	$8,874	62.5%	$1,150	8.8%

The increase in loan fees for the year December 31, 2017 was primarily due to $1.3 million of loan swap fee income recognized in the second quarter of 2017. The increase in gain on sales of securities, net, reflected an increase in the prices of the marketable equity securities sold during the year ended December 31, 2017 compared to the year ended December 31, 2016. In addition, the year ended December 31, 2017 includes a non-taxable gain on life insurance distribution of $1.7 million resulted from the difference between the death benefit payment of $3.3 million and the cash surrender value of the related bank-owned life insurance policy of $1.6 million.

The increase in customer service fees for the year ended December 31, 2016 was primarily due to the growth in checking accounts. The increase in gain on sales of securities, net, reflected an increase in proceeds from sales of marketable equity securities during the year ended December 31, 2016 compared to the year ended December 31, 2015.

Non-Interest Expense. Non-interest expense information is as follows:

	Years Ended December 31,			Change 2017/2016		Change 2016/2015
	2017	2016	2015	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$53,161	$48,828	$44,737	$4,333	8.9%	$4,091	9.1%
Occupancy and equipment	11,533	10,809	9,876	724	6.7	933	9.4
Data processing	5,912	5,135	5,204	777	15.1	(69)	(1.3)
Marketing and advertising	3,653	3,217	3,715	436	13.6	(498)	(13.4)
Professional services	3,669	2,965	2,633	704	23.7	332	12.6
Deposit insurance	2,988	2,037	1,989	951	46.7	48	2.4
Merger and acquisition	2,055	—	—	2,055	—	—	—
Other general and administrative	4,994	4,503	4,537	491	10.9	(34)	(0.7)

Total non-interest expenses	$87,965	$77,494	$72,691	$10,471	13.5%	$4,803	6.6%

The increases in salaries and employee benefits expenses for the year ended December 31, 2017 reflect annual increases in employee compensation and health benefits during the first quarter of 2017 and a 20% bonus enhancement to the Bank’s Incentive Compensation Plan for 2017. In addition, the increases in salaries and employee benefits, and occupancy and equipment expenses include costs associated with the expansion of our branch and regulatory compliance staff. Professional services increased primarily due to additional costs related to regulatory compliance projects. The merger and acquisition expenses were related to the acquisition of Meetinghouse, which was completed on December 29, 2017. The Company’s efficiency ratio, which excludes gains or losses on sales of securities and non-recurring merger and acquisition expenses, was 53.71% for the year ended December 31, 2017 compared to 57.95% for the year ended December 31, 2016.

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

Income Tax Provision. We recorded a provision for income taxes of $33.5 million for the year ended December 31, 2017, reflecting an effective tax rate of 43.8%, compared to $17.9 million, or a 34.3% effective tax rate, for the year ended December 31, 2016 and $12.0 million, reflecting an effective tax rate of 32.7%, for the year ended December 31, 2015. The changes in the income tax provision and effective tax rate were primarily due to the $7.1 million charge to tax expense related to enactment of the Tax Act that required the Company to revalue its net deferred tax asset. This charge may be subject to adjustment in future periods.

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

Increase (Decrease) in Market Interest Rates	December 31, 2017			December 31, 2016
	Amount	Change	Percent	Amount	Change	Percent
	(Dollars in thousands)
300	$149,829	$(6,785)	(4.30)%	$115,819	$(17,805)	(13.32)%
Flat	156,614			133,624
-100	159,112	2,498	1.60	131,636	(1,988)	(1.49)

The improvements in the changes in estimated net interest income at December 31, 2017 compared to December 31, 2016 reflect the incorporation of initial results of the Bank’s multi-year deposit repricing and runoff analysis of its non-maturity deposits (the “deposit study”) completed during 2017. The initial results of the deposit study produced assumptions demonstrating a lower sensitivity to changes in interest rates than the industry-wide assumptions used in previous simulations, thus reducing the impact of assumed fluctuations in market interest rates. The deposit study will be updated annually and the assumptions used in our simulation analyses will be updated accordingly.

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

Our most liquid assets are cash and due from banks, and certificates of deposit with other banks. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2017, cash and due from banks totaled $402.7 million and certificates of deposit totaled $69.3 million. In addition, at December 31, 2017, we had $299.4 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $9.4 million line of credit. On December 31, 2017, we had

$513.4 million of advances outstanding. We periodically pledge additional multi-family and commercial real estate loans held in the Bank’s portfolio as qualified collateral to increase our borrowing capacity with the FHLB.

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

A significant use of our liquidity is the funding of loan originations. At December 31, 2017 and 2016, we had total loan commitments outstanding of $1.205 billion and $1.178 billion, respectively. Historically, many of the commitments expire without being fully drawn; therefore the total amount of commitments does not necessarily represent future cash requirements. For further information, see Note 9 of the notes to the consolidated financial statements.

Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of December 31, 2017 totaled $600.0 million, or 43.8% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained with us. We have the ability to attract and retain deposits by adjusting the interest rates offered and accept brokered certificates of deposit when it is deemed cost effective.

Meridian Bancorp, Inc. is a separate legal entity from East Boston Savings Bank and it must provide for its own liquidity to pay dividends and repurchase its common stock and for other corporate purposes. Meridian Bancorp, Inc.’s primary source of liquidity is proceeds from the 2014 second-step offering, which may be augmented by dividend payments from East Boston Savings Bank. The ability of East Boston Savings Bank to pay dividends is subject to regulatory requirements. At December 31, 2017, Meridian Bancorp, Inc. (on an unconsolidated basis) had cash and cash equivalents and certificates of deposit totaling $90.9 million.

Contractual Obligations. The following table presents our contractual obligations as of December 31, 2017.

	Payments Due by Period
	Total	Up to One Year	More than One Year to Three Years	More than Three Years to Five Years	More Than Five Years
	(Dollars in thousands)
Contractual obligations:
Long-term debt obligations	$513,444	$48,000	$59,819	$285,625	$120,000
Operating lease obligations	15,509	1,902	3,300	3,027	7,280
Data processing agreement (1)	17,308	4,327	8,654	4,327	—

Total	$546,261	$54,229	$71,773	$292,979	$127,280

(1) Estimated payments subject to change based on transaction volume.

Capital Management. Both the Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2017, both the Company and the Bank exceeded all of their respective regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation — Federal Bank Regulation — Capital Requirements,” “Regulatory Capital Compliance” and Note 11, Stockholders’ Equity, “Minimum Regulatory Capital Requirements” in Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, within this report.

Federal banking regulations include minimum capital requirements for community banking institutions. The regulations include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total to risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer is being phased in over three years, which began on January 1, 2016. Also, certain new deductions from and adjustments to regulatory capital will be phased in over several years. Management believes that the Company will remain characterized as “well-capitalized” throughout the phase-in periods.

The Company may use capital management tools such as cash dividends and common share repurchases. We are subject to the Federal Reserve Board’s notice provisions for stock repurchases. In August 2015, the Company received regulatory approval from the Massachusetts Commissioner of Banks and a non-objection from the Federal Reserve Bank to adopt a stock repurchase program for up to 5% of its common stock.

As of December 31, 2017, the Company had repurchased 2,059,611 shares of its stock at an average price of $13.71 per share, or 75.2% of the 2,737,334 shares authorized for repurchase under the Company’s repurchase program. For the year ended December 31, 2017, the Company’s Board of Directors declared three quarterly cash dividends of $0.04 per common share on March 1, 2017, June 1, 2017, and September 1, 2017 and one quarterly dividend of $0.05 per common share on December 1, 2017.

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

For the year ended December 31, 2017, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, utilizing the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2017 is effective.

Our internal control over financial reporting includes policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Wolf & Company, P.C., an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.

Date: March 1, 2018	/s/ Richard J. Gavegnano
Richard J. Gavegnano
Chairman, President and Chief Executive Officer

Date: March 1, 2018	/s/ Mark L. Abbate
Mark L. Abbate
Executive Vice President, Treasurer and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – INTERNAL

CONTROL OVER FINANCIAL REPORTING

To the Stockholders and the Board of Directors of

Meridian Bancorp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Meridian Bancorp, Inc.‘s (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the December 31, 2017 consolidated financial statements of the Company and our report dated March 1, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Wolf & Company, P.C.

Boston, Massachusetts March 1, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – CONSOLIDATED

FINANCIAL STATMENTS

To the Stockholders and the Board of Directors of

Meridian Bancorp, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Meridian Bancorp, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of net income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2018 expressed an unqualified opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Wolf & Company, P.C.
We have served as the Company’s auditor since 2005. Boston, Massachusetts March 1, 2018

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(Dollars in thousands)
ASSETS
Cash and due from banks	$402,687	$236,423
Certificates of deposit	69,326	80,323
Securities available for sale, at fair value	38,364	67,663
Federal Home Loan Bank stock, at cost	24,947	18,175
Loans held for sale	3,772	3,944
Loans, net of fees and costs	4,667,983	3,938,817
Less: allowance for loan losses	(45,185)	(40,149)

Loans, net	4,622,798	3,898,668
Bank-owned life insurance	40,336	40,745
Premises and equipment, net	40,967	41,427
Accrued interest receivable	12,902	10,381
Deferred tax asset, net	15,244	21,461
Goodwill	19,638	13,687
Core deposit intangible	3,243	—
Other assets	5,231	3,105

Total assets	$5,299,455	$4,436,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non interest-bearing	$477,428	$431,222
Interest-bearing	3,630,433	3,044,615

Total deposits	4,107,861	3,475,837
Long-term debt	513,444	322,512
Accrued expenses and other liabilities	31,751	30,356

Total liabilities	4,653,056	3,828,705

Commitments and contingencies (Notes 4, 5 and 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 54,039,316 and 53,596,105 shares issued and outstanding at December 31, 2017 and 2016, respectively	540	536
Additional paid-in capital	395,716	390,065
Retained earnings	268,533	234,290
Accumulated other comprehensive income	128	1,806
Unearned compensation — ESOP, 2,557,036 and 2,678,800 shares at December 31, 2017 and 2016, respectively	(18,518)	(19,400)

Total stockholders’ equity	646,399	607,297

Total liabilities and stockholders’ equity	$5,299,455	$4,436,002

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$179,425	$145,541	$118,586
Interest on debt securities:
Taxable	302	866	1,608
Tax-exempt	32	114	162
Dividends on equity securities	1,066	1,529	1,638
Interest on certificates of deposit	814	495	624
Other interest and dividend income	3,465	1,147	724

Total interest and dividend income	185,104	149,692	123,342

Interest expense:
Interest on deposits	33,982	24,124	18,479
Interest on short-term borrowings	4	6	5
Interest on long-term debt	4,926	3,007	1,967

Total interest expense	38,912	27,137	20,451

Net interest income	146,192	122,555	102,891
Provision for loan losses	4,859	7,180	6,667

Net interest income, after provision for loan losses	141,333	115,375	96,224

Non-interest income:
Customer service fees	8,517	8,491	7,931
Loan fees	1,970	918	917
Mortgage banking gains, net	457	573	535
Gain on sales of securities, net	9,305	3,020	2,432
Income from bank-owned life insurance	1,158	1,188	1,225
Gain on life insurance distribution	1,657	—	—

Total non-interest income	23,064	14,190	13,040

Non-interest expenses:
Salaries and employee benefits	53,161	48,828	44,737
Occupancy and equipment	11,533	10,809	9,876
Data processing	5,912	5,135	5,204
Marketing and advertising	3,653	3,217	3,715
Professional services	3,669	2,965	2,633
Deposit insurance	2,988	2,037	1,989
Merger and acquisition	2,055	—	—
Other general and administrative	4,994	4,503	4,537

Total non-interest expenses	87,965	77,494	72,691

Income before income taxes	76,432	52,071	36,573
Provision for income taxes	33,487	17,881	11,966

Net income	$42,945	$34,190	$24,607

Earnings per share:
Basic	$0.84	$0.67	$0.47
Diluted	$0.82	$0.65	$0.46
Weighted average shares:
Basic	51,153,665	51,128,914	51,965,036
Diluted	52,663,597	52,248,308	53,071,932

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Net income	$42,945	$34,190	$24,607

Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gain (loss)	6,599	9,464	(5,982)
Reclassification adjustment for gains realized in income (1)	(9,305)	(3,020)	(2,432)

Net unrealized gain (loss)	(2,706)	6,444	(8,414)
Tax effect	1,152	(2,582)	3,327

Net-of-tax amount	(1,554)	3,862	(5,087)

Defined benefit plans:
Reclassification adjustments (2):
Amortization of prior service cost	17	24	45
Amortization of unrecognized cost	38	32	105
Actuarial net loss arising during the year	(210)	(57)	(1)
Settlement costs	38	56	—

	(117)	55	149
Tax effect	(7)	(19)	(52)

Net-of-tax amount	(124)	36	97

Total other comprehensive income (loss)	(1,678)	3,898	(4,990)

Comprehensive income	$41,267	$38,088	$19,617

(1)

Amounts are included in gain on sales of securities, net in the Consolidated Statements of Net Income. Provision for income tax associated with the reclassification adjustments for the years ended December 31, 2017, 2016 and 2015 was $4.0 million, $1.2 million and $962,000, respectively.

(2)

Amounts are included in salaries and employee benefits in the Consolidated Statements of Net Income. Benefit for income tax associated with the reclassification adjustments for the years ended December 31, 2017, 2016 and 2015 was $12,000, $19,000 and $52,000, respectively.

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2017, 2016 and 2015

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation - ESOP	Total
	(Dollars in thousands)
Balance at December 31, 2014	54,708,066	547	$410,714	$184,715	$2,898	$(21,164)	$577,710
Comprehensive income	—	—	—	24,607	(4,990)	—	19,617
Dividends declared ($0.06 per share)	—	—	—	(3,108)	—	—	(3,108)
Repurchased stock related to buyback program	(722,104)	(7)	(9,421)	—	—	—	(9,428)
ESOP shares earned (121,764 shares)	—	—	713	—	—	882	1,595
Share-based compensation expense — restricted stock, net of awards forfeited	685,480	7	724	—	—	—	731
Share-based compensation expense — stock options, net of awards forfeited	—	—	357	—	—	—	357
Excess tax benefits in connection with share-based compensation	—	—	420	—	—	—	420
Stock options exercised	203,795	2	230	—	—	—	232

Balance at December 31, 2015	54,875,237	549	403,737	206,214	(2,092)	(20,282)	588,126
Comprehensive income	—	—	—	34,190	3,898	—	38,088
Dividends declared ($0.12 per share)	—	—	—	(6,114)	—	—	(6,114)
Repurchased stock related to buyback program	(1,337,507)	(13)	(18,786)	—	—	—	(18,799)
ESOP shares earned (121,764 shares)	—	—	960	—	—	882	1,842
Share-based compensation expense — restricted stock, net of awards forfeited	(21,538)	—	2,104	—	—	—	2,104
Share-based compensation expense — stock options, net of awards forfeited	—	—	1,231	—	—	—	1,231
Excess tax benefits in connection with share-based compensation	—	—	614	—	—	—	614
Stock options exercised	79,913	—	205	—	—	—	205

Balance at December 31, 2016	53,596,105	536	390,065	234,290	1,806	(19,400)	607,297
Comprehensive income	—	—	—	42,945	(1,678)	—	41,267
Dividends declared ($0.17 per share)	—	—	—	(8,702)	—	—	(8,702)
ESOP shares earned (121,764 shares)	—	—	1,350	—	—	882	2,232
Share-based compensation expense — restricted stock, net of awards forfeited	259,661	2	2,393	—	—	—	2,395
Share-based compensation expense — stock options, net of awards forfeited	—	—	1,409	—	—	—	1,409
Stock options exercised	183,550	2	499	—	—	—	501

Balance at December 31, 2017	54,039,316	$540	$395,716	$268,533	$128	$(18,518)	$646,399

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$42,945	$34,190	$24,607
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of acquisition fair value adjustments	(168)	(145)	(133)
ESOP shares earned expense	2,232	1,842	1,595
Provision for loan losses	4,859	7,180	6,667
Accretion of net deferred loan origination fees	(1,738)	(1,273)	(1,011)
Net amortization (accretion) of securities available for sale	8	(47)	(64)
Depreciation and amortization expense	3,069	3,004	2,524
Gain on sales of securities, net	(9,305)	(3,020)	(2,432)
Net loss and provision for foreclosed real estate	—	8	214
Deferred income tax provision (benefit)	6,823	(2,816)	(2,361)
Income from bank-owned life insurance	(1,158)	(1,188)	(1,225)
Gain on life insurance distribution	(1,657)	—	—
Share-based compensation expense	3,804	3,335	1,088
Excess tax benefits in connection with share-based compensation	—	(614)	(420)
Net changes in:
Loans held for sale	2,288	725	(3,698)
Accrued interest receivable	(2,245)	(1,807)	(826)
Other assets	471	179	3,172
Accrued expenses and other liabilities	198	4,458	80

Net cash provided by operating activities	50,426	44,011	27,777

Cash flows from investing activities:
Cash paid for business combination, net of acquired cash	(2,005)	—	—
Purchases of certificates of deposit	(22,650)	(80,423)	(26,562)
Maturities of certificates of deposit	35,130	99,162	12,500
Activity in securities available for sale:
Proceeds from maturities, calls and principal payments	16,759	56,353	44,470
(Purchase) redemption of mutual funds, net	(8)	1,191	19,867
Proceeds from sales	40,864	38,429	27,120
Purchases	(8,395)	(12,035)	(35,507)
Proceeds from distribution of bank-owned life insurance	3,224	—	279
Loans originated, net of principal payments received	(655,291)	(860,088)	(401,953)
Purchases of premises and equipment	(1,213)	(4,100)	(4,177)
(Purchase) redemption of Federal Home Loan Bank stock	(6,049)	(7,244)	1,794
Proceeds from sales of foreclosed real estate	1,690	808	832

Net cash used in investing activities	(597,944)	(767,947)	(361,337)

(continued)

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	538,198	732,838	239,102
Net change in borrowings with maturities less than three months	—	(20,000)	20,000
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	320,625	220,000	18,000
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(137,886)	(44,714)	(42,673)
Cash dividends paid on common stock	(7,656)	(6,148)	(1,462)
Stock options exercised	501	205	232
Repurchase of common stock	—	(18,799)	(9,428)
Excess tax benefits in connection with share-based compensation	—	614	420

Net cash provided by financing activities	713,782	863,996	224,191

Net change in cash and cash equivalents	166,264	140,060	(109,369)
Cash and cash equivalents at beginning of year	236,423	96,363	205,732

Cash and cash equivalents at end of year	$402,687	$236,423	$96,363

Supplemental cash flow information:
Interest paid on deposits	$33,665	$23,762	$18,477
Interest paid on borrowings	4,683	2,900	1,994
Income taxes paid, net of refunds	27,165	19,151	13,905
Non-cash investing and financing activities:
Transfers from loans to foreclosed real estate	1,690	816	—
Net amounts due from (to) broker on security transactions	970	(462)	—
In conjunction with the purchase acquisition detailed in Note 14 to the Consolidated Financial Statements, assets were acquired and liabilities were assumed as follows:
Fair value of assets acquired, net of cash acquired	104,616	—	—
Fair value of liabilities assumed	102,611	—	—

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

The consolidated financial statements include the accounts of the Company and all other entities in which it has a controlling financial interest. The Company owns the Bank. The Bank’s subsidiaries include Prospect, Inc., which engages in securities transactions on its own behalf, and EBOSCO, LLC which can hold foreclosed real estate, and East Boston Investment Services, Inc., which is authorized for third-party investment sales and is currently inactive. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Reclassification

Certain amounts in the 2016 and 2015 consolidated financial statements have been reclassified to conform to the 2017 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include amounts due from banks and federal funds sold on a daily basis, which mature overnight or on demand. The Company may from time to time have deposits in financial institutions which exceed the federally insured limits. At December 31, 2017, the Company had a concentration of cash on deposit at the Federal Reserve Bank amounting to $353.0 million.

Certificates of Deposit

Certificates of deposit are purchased from FDIC-insured depository institutions, have an original maturity greater than 90 days and up to 24 months and are carried at cost. At December 31, 2017, all certificates of deposit invested in by the Company exceeded the FDIC insurance limit of $250,000 but were insured up to the full amount under the Massachusetts Depositors Insurance Fund, Massachusetts Credit Union Share Insurance Corporation or Massachusetts Cooperative Bank Share Insurance Fund.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis on the FHLB stock. As of December 31, 2017 no impairment has been recognized.

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

General Component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by loan segments and classes. Management uses a rolling average of historical losses

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquent and non-accrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; national and local economic trends and conditions, and industry conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2017, 2016 or 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Unallocated Component

An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. An unallocated component of the allowance would reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general components of the allowance for loan losses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company enters into with an outside third party. The swaps are reported at fair value in other assets and other liabilities. The Company’s swaps qualify as derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other non-interest income.

Derivative Loan Commitments

Residential real estate loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in mortgage-banking gains, net, if material. Such amounts were immaterial at December 31, 2017 and 2016.

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Mandatory delivery forward sale commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in mortgage-banking gains, net if material. Such amounts were immaterial at December 31, 2017 and 2016.

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

Valuation of Goodwill and Core Deposit Intangible and Analysis for Impairment

The Company’s goodwill resulted from the acquisitions of other financial institutions accounted for under the acquisition method of accounting. The amount of goodwill recorded at acquisition was impacted by the recorded fair value of the assets acquired and liabilities assumed, which is an estimate determined by the use of internal or other valuation techniques.

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

The fair value of the core deposit intangible associated with the acquired non-maturity deposits is amortized on an accelerated method over the estimated life of 10 years. Core deposit intangible is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

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

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws in the period of enactment. Accordingly, changes resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017 have been recognized in the consolidated financial statements as of and for the year ended December 31, 2017. See Note 8. A valuation allowance is established

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company does not have any uncertain tax positions at December 31, 2017 or 2016 which require accrual or disclosure. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2017, 2016 and 2015.

The Company records excess tax benefits or deficiencies in income tax expense or benefit in the income statement as part of the provision for income taxes beginning in 2017. Previously, such amounts were recorded to additional paid in capital. For interim reporting purposes the excess tax benefits or deficiencies are recorded as discrete items in the period in which they occur. The presentation of the excess tax benefits is presented as an operating activity in the statement of cash flows. In addition, when calculating incremental shares for earnings per share, the Company excludes from assumed proceeds excess tax benefits that previously would have been recorded in additional paid-in capital. The total income tax benefit recorded in the provision for income taxes for the year ended December 31, 2017 was $966,000.

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

Basic and diluted earnings per share have been computed based on the following:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands, except per share amounts)
Net income available to common stockholders	$42,945	$34,190	$24,607

Basic weighted average shares outstanding	51,153,665	51,128,914	51,965,036
Effect of dilutive stock options	1,509,932	1,119,394	1,106,896

Diluted weighted average shares outstanding	$52,663,597	$52,248,308	$53,071,932

Earnings per share:
Basic	$0.84	$0.67	$0.47
Diluted	$0.82	$0.65	$0.46

For the years ended December 31, 2017, 2016 and 2015, options for the exercise of 67,554, 9,440 and 366,002 shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income (loss). The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	December 31,
	2017	2016
	(In thousands)
Securities available for sale:
Net unrealized gain on securities available for sale	$931	$3,637
Tax effect	(292)	(1,444)

Net-of-tax amount	639	2,193

Defined benefit plans:
Unrecognized prior service cost	(180)	(197)
Unrecognized net actuarial loss	(533)	(399)

Total	(713)	(596)
Tax effect	202	209

Net-of-tax amount	(511)	(387)

	$128	$1,806

Unrecognized prior service costs amounting to $17,000 and unrecognized net actuarial losses amounting to $214,000, included in accumulated other comprehensive income at December 31, 2017, are expected to be recognized as a component of net periodic cost for the year ending December 31, 2018.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall, (Subtopic 825-10). The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Targeted changes to GAAP include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has a portfolio of equity investments and if such guidance were effective for the year ended December 31, 2017, a net unrealized loss of approximately $2.6 million and related deferred tax benefit of $900,000 would have been recognized in net income, instead of in other comprehensive income. The impact of this guidance on future periods is dependent on future market conditions and investment activity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update is intended to improve financial reporting about leasing transactions and the key provision impacting the Company is the requirement for a lessee to record a right-to-use asset and liability representing the obligation to make lease payments for long-term operating leases. The update will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As of December 31, 2017, the Company had future minimum lease payments of $15.5 million, all under operating lease agreements. Upon adoption, the Company expects its assets and liabilities to increase based on the present value of the future minimum lease payments, using the discount rate applicable at the outset of the lease agreement. However, the adoption of this ASU is not expected to be material to the Company’s results of operations or financial position.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220). The update pertains to the deferred tax amounts that are “stranded” in accumulated other comprehensive income (“AOCI”) as a result of the Tax Cuts and Jobs Act and provides companies with the option to reclassify amounts “stranded” in AOCI to retained earnings. The Company adopted this update for the year ended December 31, 2017. “Stranded” amounts are insignificant and have been removed from accumulated other comprehensive income and reflected in the provision for income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. SECURITIES AVAILABLE FOR SALE

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2017
Debt securities:
Government-sponsored enterprises	$1,942	$—	$—	$1,942
Municipal bonds	2,424	2	—	2,426
Residential mortgage-backed securities:
Government-sponsored enterprises	15,916	231	(2)	16,145
Private label	70	6	—	76

Total debt securities	20,352	239	(2)	20,589

Marketable equity securities:
Common stocks:
Basic materials	3,498	207	(250)	3,455
Consumer products and services	5,832	377	(415)	5,794
Financial services	1,241	294	—	1,535
Healthcare	1,933	111	(137)	1,907
Industrials	2,939	469	—	3,408
Technology	1,628	194	(156)	1,666

Total common stocks	17,071	1,652	(958)	17,765
Money market mutual funds	10	—	—	10

Total marketable equity securities	17,081	1,652	(958)	17,775

Total securities available for sale	$37,433	$1,891	$(960)	$38,364

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
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

At December 31, 2017, securities with a fair value of $3.3 million and $472,000 were pledged as collateral for Federal Home Loan Bank of Boston borrowings and for the Federal Reserve Bank discount window borrowings, respectively. See Note 7.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2017 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	One Year or Less		After One Year Through Five Years		After Five Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Government-sponsored enterprises	$—	$—	$—	$—	$1,942	$1,942	$1,942	$1,942
Municipal bonds	325	328	—	—	2,099	2,098	2,424	2,426
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	109	109	15,807	16,036	15,916	16,145
Private label	—	—	—	—	70	76	70	76

Total	$325	$328	$109	$109	$19,918	$20,152	$20,352	$20,589

For the years ended December 31, 2017, 2016 and 2015, proceeds from sales of securities available for sale amounted to $40.9 million, $38.4 million and $27.1 million, respectively. Gross gains of $9.5 million, $7.2 million and $4.2 million and gross losses of $164,000, $4.2 million and $1.8 million, respectively, were realized on those sales.

Information pertaining to securities available for sale as of December 31, 2017 and 2016, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2017
Debt securities:
Residential mortgage-backed securities:
Government-sponsored enterprises	$—	$—	$2	$171

Total debt securities	—	—	2	171

Marketable equity securities:
Common stocks:
Basic materials	87	791	163	641
Consumer products and services	24	1,196	391	1,273
Healthcare	137	1,102	—	—
Technology	100	408	56	426

Total marketable equity securities	348	3,497	610	2,340

Total temporarily impaired securities	$348	$3,497	$612	$2,511

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Less Than Twelve Months		Twelve Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2016
Debt securities:
Corporate bonds-financial services	$3	$5,000	$—	$—
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	3	205

Total debt securities	3	5,000	3	205

Marketable equity securities:
Common stocks:
Basic materials	—	—	232	1,568
Consumer products and services	237	3,496	145	1,618
Healthcare	259	2,039	197	1,377
Industrials	11	450	—	—
Technology	—	—	220	1,681

Total marketable equity securities	507	5,985	794	6,244

Total temporarily impaired securities	$510	$10,985	$797	$6,449

The Company determined no securities were other-than-temporarily impaired for the years ended December 31, 2017, 2016 and 2015. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.

At December 31, 2017, 12 marketable equity securities with a fair value of $5.8 million had gross unrealized losses totaling $958,000, or an aggregate depreciation of 14.2% from the Company’s cost basis. These marketable equity securities consisted of six securities with a fair value of $3.5 million and a gross unrealized loss of $348,000 for less than 12 months and six securities with a fair value of $2.3 million and a gross unrealized loss of $610,000 for 12 months or longer. The marketable equity securities in a gross unrealized loss position for 12 months or longer were comprised of one security in the basic materials sector with a fair value of $641,000 and a gross unrealized loss of $163,000, three marketable equity securities in the consumer products and services sector with a fair value of $1.3 million and a gross unrealized loss of $391,000, and two securities in the technology sector with a fair value of $426,000 and a gross unrealized loss of $56,000.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     LOANS

A summary of loans follows:

	December 31,
	2017	2016
	(In thousands)
Real estate loans:
Residential real estate:
One- to four-family	$603,680	$532,450
Multi-family	779,637	562,948
Home equity lines of credit	48,393	42,913
Commercial real estate	2,063,781	1,776,601
Construction	641,306	502,753

Total real estate loans	4,136,797	3,417,665
Commercial and industrial	525,604	515,430
Consumer	10,761	9,712

Total loans	4,673,162	3,942,807
Allowance for loan losses	(45,185)	(40,149)
Net deferred loan origination fees	(5,179)	(3,990)

Loans, net	$4,622,798	$3,898,668

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2017 and 2016, the Company was servicing loans for participants aggregating $247.8 million and $210.5 million, respectively.

At December 31, 2017, multi-family and commercial real estate loans with carrying values totaling $116.7 million and $695.3 million, respectively, were pledged as collateral for Federal Home Loan Bank of Boston borrowings. In addition, there is a blanket lien on one- to four-family loans. See Note 7.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

An analysis of the allowance for loan losses and related information follows:

	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at December 31, 2014	$1,849	$3,635	$100	$13,000	$5,155	$4,633	$97	$28,469
Provision (credit) for loan losses	(446)	(250)	104	1,479	4,564	1,022	194	6,667
Charge-offs	(165)	—	(60)	—	(2,287)	(36)	(306)	(2,854)
Recoveries	116	—	—	18	881	1	107	1,123

Balance at December 31, 2015	1,354	3,385	144	14,497	8,313	5,620	92	33,405
Provision (credit) for loan losses	13	1,129	(71)	4,228	874	821	186	7,180
Charge-offs	—	—	—	—	(486)	(49)	(302)	(837)
Recoveries	—	—	—	—	230	60	111	401

Balance at December 31, 2016	1,367	4,514	73	18,725	8,931	6,452	87	40,149
Provision (credit) for loan losses	(372)	1,748	(12)	2,478	1,187	(398)	228	4,859
Charge-offs	(98)	—	—	—	(3)	—	(340)	(441)
Recoveries	104	1	1	310	51	30	121	618

Balance at December 31, 2017	$1,001	$6,263	$62	$21,513	$10,166	$6,084	$96	$45,185

December 31, 2017
Amount of allowance for loan losses for loans deemed to be impaired	$51	$133	$—	$—	$—	$—	$—	$184
Amount of allowance for loan losses for loans not deemed to be impaired	950	6,130	62	21,513	10,166	6,084	96	45,001

	$1,001	$6,263	$62	$21,513	$10,166	$6,084	$96	$45,185

Loans deemed to be impaired	$1,245	$1,315	$—	$846	$—	$1,539	$—	$4,945
Loans not deemed to be impaired	602,435	778,322	48,393	2,062,935	641,306	524,065	10,761	4,668,217

	$603,680	$779,637	$48,393	$2,063,781	$641,306	$525,604	$10,761	$4,673,162

December 31, 2016
Amount of allowance for loan losses for loans deemed to be impaired	$49	$137	$—	$—	$—	$—	$—	$186
Amount of allowance for loan losses for loans not deemed to be impaired	1,318	4,377	73	18,725	8,931	6,452	87	39,963

	$1,367	$4,514	$73	$18,725	$8,931	$6,452	$87	$40,149

Loans deemed to be impaired	$1,422	$1,359	$—	$2,807	$988	$1,808	$—	$8,384
Loans not deemed to be impaired	531,028	561,589	42,913	1,773,794	501,765	513,622	9,712	3,934,423

	$532,450	$562,948	$42,913	$1,776,601	$502,753	$515,430	$9,712	$3,942,807

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information about the Company’s past due and non-accrual loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans on Non-accrual
	(In thousands)
December 31, 2017
Real estate loans:
Residential real estate:
One- to four-family	$1,537	$664	$1,532	$3,733	$6,890
Home equity lines of credit	195	42	521	758	562
Commercial real estate	98	—	—	98	388

Total real estate loans	1,830	706	2,053	4,589	7,840
Commercial and industrial	5	—	523	528	523
Consumer	887	568	—	1,455	—

Total	$2,722	$1,274	$2,576	$6,572	$8,363

December 31, 2016
Real estate loans:
Residential real estate:
One- to four-family	$641	$834	$2,902	$4,377	$8,487
Home equity lines of credit	707	131	672	1,510	674
Commercial real estate	105	—	1,904	2,009	2,807
Construction	—	—	815	815	815

Total real estate loans	1,453	965	6,293	8,711	12,783
Commercial and industrial	—	—	653	653	653
Consumer	679	392	—	1,071	—

Total	$2,132	$1,357	$6,946	$10,435	$13,436

At December 31, 2017 and 2016, the Company did not have any accruing loans past due 90 days or more.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide information with respect to the Company’s impaired loans:

	December 31,
	2017			2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans without a valuation allowance:
One- to four-family	$693	$1,007		$841	$1,281
Multi-family	59	59		74	74
Commercial real estate	846	846		2,807	3,102
Construction	—	—		988	1,083
Commercial and industrial	1,539	1,870		1,808	2,138

Total	3,137	3,782		6,518	7,678

Impaired loans with a valuation allowance:
One- to four-family	552	552	$51	581	581	$49
Multi-family	1,256	1,256	133	1,285	1,285	137

Total	1,808	1,808	184	1,866	1,866	186

Total impaired loans	$4,945	$5,590	$184	$8,384	$9,544	$186

	Years Ended December 31,
	2017			2016			2015
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on Cash Basis
	(In thousands)
One- to four-family	$1,522	$89	$71	$1,788	$68	$47	$2,625	$120	$72
Multi-family	1,336	53	—	1,379	55	—	1,421	55	—
Commercial real estate	2,236	53	31	3,281	80	80	7,425	284	81
Construction	250	6	6	11,076	31	17	16,273	315	295
Commercial and industrial	1,647	63	—	1,635	84	13	930	5	5

Total impaired loans	$6,991	$264	$108	$19,159	$318	$157	$28,674	$779	$453

At December 31, 2017, additional funds committed to be advanced in connection with impaired construction loans were immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the TDRs at the dates indicated:

	December 31,
	2017	2016
	(In thousands)
TDRs on accrual status:
One- to four-family	$2,125	$2,219
Multi-family	1,315	1,359
Home equity lines of credit	—	18
Commercial real estate	9,200	9,460
Construction	—	174
Commercial and industrial	20	27

Total TDRs on accrual status	12,660	13,257

TDRs on non-accrual status:
One- to four-family	1,046	1,123

Total TDRs on non-accrual status	1,046	1,123

Total TDRs	$13,706	$14,380

The Company generally places loans modified as TDRs on non-accrual status for a minimum period of six months. Loans modified as TDRs qualify for return to accrual status once they have demonstrated performance with the modified terms of the loan agreement for a minimum of six months and future payments are reasonably assured. TDRs are initially reported as impaired loans with an allowance established as part of the allocated component of the allowance for loan losses when the discounted cash flows of the impaired loan is lower than the carrying value of that loan. TDRs may be removed from impairment disclosures in the year following the restructure if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. At December 31, 2017 and 2016, the allowance for loan losses included an allocated component related to TDRs of $184,000 and $186,000, respectively. There were no charge-offs related to the TDRs modified during the years ended December 31, 2017 and 2016, respectively.

TDRs that defaulted and became 90 days past due in the first twelve months after restructure were immaterial for the years ended December 31, 2017, 2016 and 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following tables provide the Company’s risk-rated loans by class:

	December 31,
	2017				2016
	Multi-family residential real estate	Commercial real estate	Construction	Commercial and industrial	Multi-family residential real estate	Commercial real estate	Construction	Commercial and industrial
	(In thousands)
Loans rated 1 — 6	$774,919	$2,045,905	$641,306	$471,793	$556,892	$1,771,671	$500,565	$465,979
Loans rated 7	275	17,030	—	6,380	841	2,123	—	22,820
Loans rated 8	4,443	846	—	47,431	5,215	2,807	2,188	26,631
Loans rated 9	—	—	—	—	—	—	—	—
Loans rated 10	—	—	—	—	—	—	—	—

Total	$779,637	$2,063,781	$641,306	$525,604	$562,948	$1,776,601	$502,753	$515,430

For one- to four-family residential real estate loans, home equity lines of credit and consumer loans, management uses delinquency reports as the key credit quality indicator.

4.    SERVICING

Residential real estate loans serviced for others by the Company are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans amounted to $133.9 million, $107.8 million and $129.8 million at December 31, 2017, 2016 and 2015, respectively.

Included in these loans serviced for others at December 31, 2017, 2016 and 2015 is $43.0 million, $47.2 million and $56.0 million, respectively, of loans serviced for the Federal Home Loan Bank of Boston with a recourse provision whereby the Company may be obligated to participate in potential losses on a limited basis when a realized loss on a foreclosure occurs. Losses are borne in priority order by the borrower, PMI insurance, the Federal Home Loan Bank and the Company. At December 31, 2017, 2016 and 2015, the maximum contingent liability associated with loans sold with recourse is $1.0 million, $3.0 million and $2.8 million, respectively, which is not recorded in the consolidated financial statements. The Company has never repurchased any loans or incurred any losses under these recourse provisions.

The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. Mortgage servicing rights were immaterial for the years ended December 31, 2017, 2016 and 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

	December 31,		Estimated Useful Lives
	2017	2016
	(In thousands)
Land and land improvements	$8,472	$8,243	N/A
Buildings	35,777	34,421	40 Years
Leasehold improvements	9,031	8,629	5-20 Years
Equipment	21,338	20,799	3-7 Years

	74,618	72,092
Less accumulated depreciation and amortization	(33,651)	(30,665)

	$40,967	$41,427

Depreciation and amortization expense for the years ended December 31, 2017, 2016 and 2015 amounted to $3.1 million, $3.0 million and $2.5 million, respectively.

Lease Commitments

The Company is obligated under non-cancelable operating lease agreements for banking offices and facilities. These leases have terms with renewal options, the cost of which is not included below. The leases generally provide that real estate taxes, insurance, maintenance and other related costs are to be paid by the Company. At December 31, 2017, future minimum lease payments are as follows:

Years Ending December 31,	Amount
(In thousands)
2018	$1,902
2019	1,688
2020	1,612
2021	1,556
2022	1,471
Thereafter	7,280

$15,509

Total rent expense for all operating leases amounted to $1.9 million, $1.7 million and $1.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    DEPOSITS

A summary of deposit balances, by type, follows:

	December 31,
	2017	2016
	(In thousands)
Non interest-bearing demand deposits	$477,428	$431,222
Interest-bearing demand deposits	1,004,155	630,413
Money market deposits	921,895	980,344
Regular savings and other deposits	333,774	305,632

Total non-certificate accounts	2,737,252	2,347,611

Term certificates less than $250,000	999,531	850,565
Term certificates $250,000 and greater	371,078	277,661

Total certificate accounts	1,370,609	1,128,226

Total deposits	$4,107,861	$3,475,837

A summary of term certificates, by maturity, follows:

	December 31,
	2017		2016
Maturing	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$600,012	1.23%	$539,903	1.16%
Over 1 year to 2 years	356,203	1.60	306,120	1.29
Over 2 years to 3 years	290,909	2.05	122,952	1.69
Over 3 years to 4 years	78,461	1.88	133,256	2.02
Over 4 years to 5 years	44,798	2.34	22,483	1.61
Greater than 5 years	226	2.13	3,512	5.50

	$1,370,609	1.57%	$1,128,226	1.38%

The Company had brokered certificates of deposit, which are included in term certificates in the tables above, totaling $232.7 million with a weighted average rate of 1.73% and $158.5 million with a weighted average rate of 1.33% at December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, the Company also had brokered interest-bearing demand deposits totaling $569.4 million and $296.3 million, respectively, representing reciprocal deposits received from other financial institutions through Authorized Bank Deposit Placement Network Sponsor to facilitate full federal deposit insurance coverage for certain Bank customers. In addition, the Company had $100.0 million in non-reciprocal brokered interest-bearing demand deposits at December 31, 2017. There were no non-reciprocal interest-bearing demand deposits at December 31, 2016.

7.    BORROWINGS

The Company had no short-term borrowings at December 31, 2017 or December 31, 2016. The Company has an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily and $472,000 of borrowing capacity at the Federal Reserve Bank discount window. No amounts were drawn on the line of credit and no borrowings were outstanding with the Federal Reserve Bank discount window as of December 31, 2017 or December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term debt consists of FHLB advances as follows:

	December 31,
	2017		2016
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Fixed rate advances maturing:
2017	$—	—%	$89,632	1.32%
2018	48,000	1.26	43,000	1.25
2019	6,268	1.66	4,891	1.23
2020	53,551	1.80	4,989	1.22
2021	45,000	1.46	45,000	1.46
2022	105,625	1.79	—	—
Thereafter	100,000	1.21	50,000	1.01

	358,444	1.51	237,512	1.26

Variable rate advances maturing:
2020	—	—	25,000	0.27
2021	35,000	0.82	60,000	0.31
2022	100,000	0.43	—	—
Thereafter	20,000	0.49	—	—

	155,000	0.53	85,000	0.29

Total advances	$513,444	1.22%	$322,512	1.01%

At December 31, 2017, advances amounting to $380.0 million are callable by the FHLB prior to maturity, including advances totaling $35.0 million with variable rates based on the 3-Month London Interbank Offered Rate (“LIBOR”), less 60 basis points, during the first two years, $20.0 million with variable rates based on the 3-month LIBOR, less 130 basis points, during the first year, $55.0 million with variable rates based on the 3-Month LIBOR, less 100 basis points, during the first year, $20.0 million with variable rates based on the 3-Month LIBOR, less 100 basis points, during the first two years and $25.0 million with variable rates based on the 3-month LIBOR, less 75 basis points, during the first year.

All borrowings from the FHLB are secured by investment securities (see Note 2) and qualified collateral, consisting of a blanket lien on one- to four-family loans and certain multi-family and commercial real estate loans held in the Bank’s portfolio. At December 31, 2017, the Company pledged multi-family and commercial real estate loans with carrying values totaling $116.7 million and $695.3 million, respectively. As of December 31, 2017, the Company had $299.4 million of available borrowing capacity with the FHLB.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.    INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Current tax provision:
Federal	$20,575	$15,989	$11,109
State	6,089	4,708	3,218

Total current provision	26,664	20,697	14,327

Deferred tax provision (benefit):
Federal	(16)	(2,176)	(1,841)
State	(219)	(640)	(520)
Effect of tax rate change	7,058	—	—

Total deferred provision (benefit)	6,823	(2,816)	(2,361)

Total tax provision	$33,487	$17,881	$11,966

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2017	2016	2015
Statutory federal tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	5.0	5.1	4.8
Dividends received deduction	(0.3)	(0.7)	(1.1)
Bank-owned life insurance	(1.3)	(0.8)	(1.2)
Tax exempt income	(4.2)	(5.9)	(6.0)
Effect of tax rate change	9.2	—	—
Other, net	0.4	1.6	1.2

Effective tax rates	43.8%	34.3%	32.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net deferred tax asset are as follows:

	December 31,
	2017	2016
	(In thousands)
Deferred tax assets:
Federal	$12,353	$19,275
State	5,795	5,482

	18,148	24,757

Deferred tax liabilities
Federal	(2,329)	(2,625)
State	(575)	(671)

	(2,904)	(3,296)

Net deferred tax asset	$15,244	$21,461

The tax effects of each item that give rise to deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2017	2016
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$12,701	$16,401
Employee benefit and retirement plans	3,720	5,011
Acquisition accounting	1,378	2,135
Non-accrual interest	82	1,091
Other	259	208

	18,140	24,846

Deferred tax liabilities
Net unrealized gain on securities available for sale	(292)	(1,444)
Depreciation and amortization	(945)	(1,289)
Other	(1,659)	(652)

	(2,896)	(3,385)

Net deferred tax asset	$15,244	$21,461

The Company reduces deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is not “more likely than not” that some portion or all of the deferred tax assets will be realized. The Company assesses the realizability of its deferred tax assets by assessing the likelihood of the Company generating federal and state tax income, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse. Based on this assessment, management concluded that a valuation allowance was not required as of December 31, 2017, 2016 and 2015.

The federal income tax reserve for loan losses at the Company’s base year is $9.8 million. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year in which used. As the Company intends to use the reserve to absorb only loan losses, a deferred tax liability of $2.8 million has not been provided.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2014 through 2017. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2014 are open.

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the “Act”). The Act includes a number of changes in existing law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 35% to 21%, effective on January 1, 2018. As a result of this rate reduction, the Company revalued its net deferred tax asset as of December 22, 2017 resulting in a reduction in the value of the net deferred tax assets of $7.1 million, which was recorded as additional income tax expense in the Company’s consolidated statement of net income in 2017. The Company believes it has developed a reasonable estimate of other provisions of the Act in determining the current year income tax provision.

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

A summary of outstanding loan commitments whose contract amounts represent credit risk is as follows:

	December 31,
	2017	2016
	(In thousands)
Unadvanced portion of existing loans:
Construction	$603,557	$503,586
Home equity lines of credit	46,352	36,722
Other lines and letters of credit	301,285	314,225
Commitments to originate:
One- to four-family	25,432	18,272
Commercial real estate	116,314	42,141
Construction	81,937	231,274
Commercial and industrial	30,589	31,463
Other loans	—	350

Total loan commitments outstanding	$1,205,466	$1,178,033

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Interest Rate Swaps

The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with commercial business customers to synthetically convert their loans from a variable rate to a fixed rate. The Company pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. Concurrently, the Company enters into an offsetting interest rate swap with a third party financial institution. In the offsetting swap, the Company pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating and probability of default. At December 31, 2017 and 2016, the Company had $1.3 million and $1.8 million, respectively, in cash pledged for collateral on its interest rate swaps with the third party financial institution.

Summary information regarding these derivatives is presented below:

				December 31,
				2017		2016
	Maturity	Interest Rate Paid	Interest Rate Received	Notional Amount	Fair Value	Notional Amount	Fair Value
			(Dollars in thousands)
Customer interest rate swap	06/07/32	1 Mo. Libor + 200bp	Fixed (4.40%)	$65,514	$486	$—	$—
Third-party interest rate swap	06/07/32	Fixed (4.40%)	1 Mo. Libor + 200bp	65,514	(486)	—	—

Customer interest rate swap	10/17/33	1 Mo. Libor + 175bp	Fixed (4.1052%)	$10,709	$720	$10,922	$839
Third-party interest rate swap	10/17/33	Fixed (4.1052%)	1 Mo. Libor + 175bp	10,709	(720)	10,922	(839)

Customer interest rate swap	12/13/26	1 Mo. Libor + 205bp	Fixed (3.82%)	$2,884	$(78)	$3,036	$(60)
Third-party interest rate swap	12/13/26	Fixed (3.82%)	1 Mo. Libor + 205bp	2,884	78	3,036	60

Other Commitments

As of December 31, 2017, the Company has an outstanding commitment of $17.3 million with its core data processing provider through December 2021.

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

10.    EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company has a 401(k) plan to provide retirement benefits for eligible employees. Under this plan, each employee reaching the age of eighteen and having completed at least three months of service in any one twelve-month period, beginning with such employee’s date of employment, can elect to be a participant in the retirement plan. All participants are fully vested upon entering the plan. The Company contributes an amount equal to three percent of an employee’s compensation regardless of the employee’s contributions and makes matching contributions equal to fifty percent of the first eight percent of an employee’s compensation contributed to the Plan. For the years ended December 31, 2017, 2016 and 2015, expense attributable to the plan amounted to $2.0 million, $1.6 million and $1.6 million, respectively.

Supplemental Executive Retirement Benefits — Officers and Directors

The Company has supplemental retirement benefit agreements with certain officers. The present value of the estimated future benefits is accrued over the required service periods. At December 31, 2017 and 2016, the accrued liability for these agreements amounted to $6.7 million and $6.4 million, respectively.

The Company also has an unfunded Supplemental Executive Retirement Plan for certain directors which provides for a defined benefit obligation, based on the director’s final average compensation. At both December 31, 2017 and 2016, the accrued liability for the plan amounted to $1.3 million. Both contributions and benefit payments amounted to $259,000 and $411,000 for the years ended December 31, 2017 and 2016, respectively. No amounts were contributed or paid in the form of benefits for the years ended December 31, 2015.

Supplemental executive retirement benefits expense for officers and directors amounted to $497,000, $421,000 and $1.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Share-Based Compensation Plan

On September 17, 2015, stockholders of the Company approved the 2015 Equity Incentive Plan (the “2015 EIP”). The 2015 EIP provides for the award of up to 4,550,000 shares of common stock pursuant to grants of restricted stock awards, incentive stock options and non-qualified stock options; provided, however, that no more than 1,300,000 shares may be issued or delivered pursuant to restricted stock awards and no more than 3,250,000 shares may be issued or delivered in the aggregate pursuant to the exercise of stock options. Pursuant to terms of the 2015 EIP, the Board of Directors has granted restricted stock and stock options to employees and directors. All of the awards granted to date vest evenly over a five year period from the date of the grant and the maximum term of each option is ten years. As of December 31, 2017, there were 454,390 restricted stock awards and 1,218,972 stock options that remain available for future grants.

The Company also maintains the 2008 Equity Incentive Plan (the “2008 EIP”). The 2008 EIP provides for the award of up to 3,547,732 shares of common stock pursuant to grants of restricted stock awards, incentive stock options, non-qualified stock options and stock appreciation rights (“SARs”); provided, however, that no more than 1,013,638 shares may be issued or delivered pursuant to restricted stock awards and no more than 2,534,094 shares may be issued or delivered in the aggregate pursuant to the exercise of stock options or SARs. The Board of Directors has granted restricted shares and stock options to employees and directors pursuant to the terms of the 2008 EIP. The options may be treated as stock appreciation rights that are settled in stock at the option of the vested participant. All of the awards granted to date vest evenly over a five year period from the date of the grant and the maximum term of each option is ten years. As of December 31, 2017, there were 10,834 restricted stock awards and 33,493 stock options that remain available for future grants.

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

The Company utilized historical experience when determining the expected term of the options granted in 2017 for the 2015 EIP. The simplified method of calculating the expected term was used for the options granted in 2015 for the 2015 EIP and 2008 EIP because limited historical data specific to the shares existed at that time. The weighted-average assumptions used and fair value for options granted during the years ended December 31, 2017 and 2015 respectively are as follows:

	2017	2015
Expected term (years)	5.61	6.50
Expected dividend yield	0.94%	0.83%
Expected volatility	24.65%	26.02%
Risk-free interest rate	1.93%	1.77%
Weighted average fair value of options granted	$4.25	$3.78

Expected forfeiture rate for expense recognition	6.02%	6.02%

The aggregate grant date fair value of options granted in 2017 and 2015 was $3.0 million and $5.9 million, respectively. There were no options granted during the years ended December 31, 2016.

A summary of options and SARs under the plans as of December 31, 2017, and activity during the year then ended, is presented below:

	Number of Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Life (in years)
Options outstanding at beginning of year	3,383,089	$8.60	5.39
Options granted	709,654	17.73
Options exercised	(107,960)	4.38
SARs exercised	(98,108)	4.32
Forfeited	(56,988)	13.67

Options outstanding at end of year	3,829,687	10.43	5.45

Options exercisable at end of year	2,226,800	6.73	3.22

The aggregate intrinsic value, which fluctuates based on changes in the fair market value of the Company’s stock, is $38.9 million and $30.9 million for all outstanding and exercisable options, respectively, at December 31, 2017, based on a closing stock price of $20.60. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2017 and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2017. The total pre-tax intrinsic value for options exercised was $3.0 million, $954,000 and $2.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. The total pre-tax intrinsic value for options exercised represents the difference between the weighted-average closing market stock price on the exercise date and the weighted-average exercise price, multiplied by the number of options exercised during the year. Shares for the exercise of stock options are expected to come from the Company’s authorized and unissued shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s non-vested restricted stock activity for the year ended December 31, 2017:

	Number of Shares	Weighted - Average Grant-Date Fair Value
Non-vested restricted stock at beginning of year	583,503	$13.50
Granted	282,500	17.72
Vested	(156,351)	12.92
Forfeited	(22,839)	14.44

Non-vested restricted stock at end of year	686,813	15.34

The total fair value of restricted shares vested in 2017 was $3.1 million.

For the years ended December 31, 2017, 2016 and 2015, share-based compensation expense under the plans and the related tax benefit totaled $3.8 million and $926,000, $3.3 million and $1.1 million, and $1.1 million and $289,000, respectively.

As of December 31, 2017, there was $15.5 million of total unrecognized compensation expense related to non-vested options and restricted shares granted under the plan. This cost is expected to be recognized over a weighted-average period of 3.7 years.

Employee Stock Ownership Plan

The Company established an Employee Stock Ownership Plan (the “ESOP”) for its eligible employees effective January 1, 2008 to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified retirement plan for the benefit of all Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax law limits. The ESOP acquired 2,027,275 shares in the Company’s initial stock offering with the proceeds of a loan totaling $8.3 million from the Company’s subsidiary, Meridian Interstate Funding Corporation. The loan was payable annually over 20 years at a rate of 6.5%. In conjunction with the Conversion, Meridian Interstate Funding Corporation was liquidated and merged into the Company. The Company refinanced the original loan to the ESOP with an additional $16.3 million payable over 25 years at a rate of 3.5%. The ESOP then acquired an additional 1,625,000 shares at $10.00 per share representing 5% of the shares issued in the Company’s second-step offering with proceeds from the Company’s loan to the ESOP. In total, the ESOP has purchased 3,652,275 shares at an average price of $7.22 per share (split-adjusted). The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The Company’s annual cash contributions to the ESOP at a minimum will be sufficient to service the annual debt of the ESOP. Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal and interest on the loan is paid. Cash dividends received on unallocated shares are utilized to repay the loan and dividends received on allocated shares are distributed to the participants.

At December 31, 2017, the remaining principal balance on the ESOP debt is payable as follows:

Year Ending December 31,	Amount
(In thousands)
2018	$689
2019	711
2020	734
2021	758
2022	783
Thereafter	16,612

$20,287

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shares held by the ESOP include the following:

	December 31,
	2017	2016
	(In thousands)
Allocated	973	851
Committed to be allocated	122	122
Unallocated	2,557	2,679

	3,652	3,652

The fair value of the unallocated shares was $52.7 million and $50.6 million at December 31, 2017 and 2016, respectively. Total compensation expense recognized in connection with the ESOP for the years ended December 31, 2017, 2016 and 2015 was $2.2 million, $1.8 million and $1.6 million, respectively.

Bank-Owned Life Insurance

The Company is the sole owner of life insurance policies pertaining to certain employees. The Company has entered into agreements with these employees whereby the Company will pay to the employees’ estate or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policies. These post-retirement benefits are accrued over the expected service period of the employees. Expense associated with this post-retirement benefit for the years ended December 31, 2017, 2016 and 2015 amounted to $400,000, $543,000 and $410,000, respectively.

Incentive Compensation Plan

Eligible officers and employees of the Company participate in an incentive compensation plan which is based on various factors as set forth by the Executive Committee. Incentive compensation plan expense for the years ended December 31, 2017, 2016 and 2015 amounted to $5.6 million, $4.9 million and $4.2 million, respectively.

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

Federal banking regulations include minimum capital requirements as set forth in the following table. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total to risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer is being phased in over three years, beginning on January 1, 2016. The required minimum conservation buffer is 1.25% as of December 31, 2017, increased to 1.875% on January 1, 2018 and will increase to 2.5% on January 1, 2019. Also, certain new deductions from and adjustments to regulatory capital are being phased in over several years. Management

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

believes that the Company’s capital levels will remain characterized as “well-capitalized” throughout the phase in periods.

The Company’s and the Bank’s actual capital amounts and ratios follow:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2017
Total Capital (to Risk Weighted Assets):
Company	$669,536	13.6%	$393,875	8.0%	$492,343	10.0%
Bank	555,737	11.3	392,729	8.0	490,911	10.0
Tier 1 Capital (to Risk Weighted Assets):
Company	624,039	12.7	295,406	6.0	393,875	8.0
Bank	510,240	10.4	294,546	6.0	392,729	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	624,039	12.7	221,554	4.5	320,023	6.5
Bank	510,240	10.4	220,910	4.5	319,092	6.5
Tier 1 Capital (to Average Assets):
Company	624,039	12.1	206,293	4.0	257,867	5.0
Bank	510,240	10.1	202,224	4.0	252,780	5.0
December 31, 2016
Total Capital (to Risk Weighted Assets):
Company	$633,420	15.0%	$338,878	8.0%	$423,597	10.0%
Bank	493,944	11.7	337,058	8.0	421,323	10.0
Tier 1 Capital (to Risk Weighted Assets):
Company	591,804	14.0	254,158	6.0	338,878	8.0
Bank	452,328	10.7	252,794	6.0	337,058	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	591,804	14.0	190,619	4.5	275,338	6.5
Bank	452,328	10.7	189,595	4.5	273,860	6.5
Tier 1 Capital (to Average Assets):
Company	591,804	13.8	171,854	4.0	214,817	5.0
Bank	452,328	10.7	168,518	4.0	210,648	5.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the Company’s and Bank’s stockholders’ equity to total regulatory capital follows:

	December 31,
	2017		2016
	Consolidated	Bank	Consolidated	Bank
	(In thousands)
Total stockholders’ equity per financial statements	$646,399	$532,600	$607,297	$467,821
Adjustments to Tier 1 and Common Equity Tier 1 capital:
Accumulated other comprehensive income	(128)	(128)	(1,806)	(1,806)
Goodwill disallowed	(19,638)	(19,638)	(13,687)	(13,687)
Core deposit intangible, net of deferred tax liability disallowed	(2,594)	(2,594)	—	—

Total Tier 1 and Common Equity Tier 1 capital	624,039	510,240	591,804	452,328

Adjustments to total capital:
Allowance for loan losses	45,185	45,185	40,149	40,149
45% of net unrealized gains on marketable equity securities	312	312	1,467	1,467

Total regulatory capital	$669,536	$555,737	$633,420	$493,944

Liquidation Account

At the time of the minority stock offering, which was completed on January 22, 2008, the Company established a liquidation account totaling $114.2 million. The liquidation account is equal to the net worth of the Company as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the minority stock offering. In addition, the Company also established a secondary liquidation account totaling $150.2 million in connection with the second-step offering that was completed on July 28, 2014. This liquidation account is equal to Meridian Financial Services, Incorporated’s ownership interest in Old Meridian’s total stockholders’ equity as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection second-step stock offering plus the value of the net assets of Meridian Financial Services, Incorporated as of the date of the latest statement of financial condition of Meridian Financial Services, Incorporated prior to the consummation of the conversion (excluding its ownership of Old Meridian). The liquidation accounts are maintained for the benefit of the eligible account holders and supplemental eligible account holders who maintain their accounts at the Bank after the offerings. The liquidation accounts are reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an account holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts held then. At December 31, 2017, the minority stock offering and second-step offering liquidation accounts amounted to $14.3 million and $65.3 million, respectively.

Other Capital Restrictions

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount for dividends which may be paid in any calendar year cannot exceed the Bank’s net income for the current year, plus the Bank’s net income retained for the two previous years, without regulatory approval. At December 31, 2017, the Bank’s retained earnings available for the payment of dividends was $77.0 million. Loans or advances are limited to 10% of the Bank’s capital stock and surplus on a secured basis. Funds available for loans or advances by the Bank to the Company amounted to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$53.3 million. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Stock Repurchases and Dividends

The Company may use capital management tools such as cash dividends and common share repurchases. Massachusetts regulations restrict repurchases for the first three years following the second-step conversion (July 2014) except where compelling and valid business reasons are established to the satisfaction of the Massachusetts Commissioner of Banks. The Company is also subject to the Federal Reserve Board’s notice provisions for stock repurchases. In August 2015, the Company received regulatory approval from the Massachusetts Commissioner of Banks and a non-objection from the Federal Reserve Bank to adopt a stock repurchase program for up to 5% of its common stock. As of December 31, 2017, the Company had repurchased 2,059,611 shares of its stock at an average price of $13.71 per share, or 75.2% of the 2,737,334 shares authorized for repurchase under the Company’s repurchase program. For the year ended December 31, 2017, the Company’s Board of Directors declared three quarterly cash dividends of $0.04 per common share on March 1, 2017, June 1, 2017, September 1, 2017 and one quarterly cash dividend of $0.05 on December 1, 2017.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized as follows. There were no liabilities measured at fair value on a recurring basis.

	December 31, 2017
	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Assets:
Debt securities	$—	$20,589	$—	$20,589
Marketable equity securities	17,775	—	—	17,775
Loan level interest rate swaps	—	—	1,284	1,284

Total assets	$17,775	$20,589	$1,284	$39,648

Liabilities:
Loan level interest rate swaps	—	—	1,284	1,284

Total liabilities	$—	$—	$1,284	$1,284

	December 31, 2016
	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
Assets:
Debt securities	$—	$21,631	$—	$21,631
Marketable equity securities	46,032	—	—	46,032
Loan level interest rate swaps	—	—	899	899

Total assets	$46,032	$21,631	$899	$68,562

Liabilities:
Loan level interest rate swaps	—	—	899	899

Total liabilities	$—	$—	$899	$899

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other assets on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or market accounting or write-downs of individual assets.

Certain impaired loans were adjusted to fair value, less cost to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for loan losses. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. Impaired loans measured at fair value at December 31, 2017 and December 31, 2016 were $1.9 million and $4.9 million, respectively. The related gains and losses were immaterial for the years ended December 31, 2017 and 2016.

Summary of Fair Values of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

	December 31, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and due from banks	$402,687	$402,687	$—	$—	$402,687
Certificates of deposit	69,326	—	69,615	—	69,615
Securities available for sale	38,364	17,775	20,589	—	38,364
Federal Home Loan Bank stock	24,947	—	—	24,947	24,947
Loans and loans held for sale, net	4,626,570	—	—	4,590,543	4,590,543
Accrued interest receivable	12,902	—	—	12,902	12,902
Financial liabilities:
Deposits	4,107,861	—	—	3,995,215	3,995,215
Borrowings	513,444	—	508,411	—	508,411
Accrued interest payable	2,025	—	—	2,025	2,025
On-balance sheet derivative financial instruments:
Assets:
Loan level interest rate swaps	1,284	—	—	1,284	1,284
Liabilities:
Loan level interest rate swaps	1,284	—	—	1,284	1,284

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and due from banks	$236,423	$236,423	$—	$—	$236,423
Certificates of deposit	80,323	—	80,710	—	80,710
Securities available for sale	67,663	46,032	21,631	—	67,663
Federal Home Loan Bank stock	18,175	—	—	18,175	18,175
Loans and loans held for sale, net	3,902,612	—	—	3,970,896	3,970,896
Accrued interest receivable	10,381	—	—	10,381	10,381
Financial liabilities:
Deposits	3,475,837	—	—	3,485,618	3,485,618
Borrowings	322,523	—	322,928	—	322,928
Accrued interest payable	1,384	—	—	1,384	1,384
On-balance sheet derivative financial instruments:
Assets:
Loan level interest rate swaps	899	—	—	899	899
Liabilities:
Loan level interest rate swaps	899	—	—	899	899

13.    CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Meridian Bancorp, Inc. is as follows:

	December 31,
	2017	2016
	(In thousands)
BALANCE SHEETS
Assets
Cash and cash equivalents from bank subsidiary	$23,072	$34,613
Certificates of deposit	67,843	80,323
Securities available for sale, at fair value	10	5,003
Investment in bank subsidiary	532,600	467,821
ESOP loan receivable	20,287	20,954
Other assets	3,316	2,735

Total assets	$647,128	$611,449

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$729	$4,152
Stockholders’ equity	646,399	607,297

Total liabilities and stockholders’ equity	$647,128	$611,449

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
STATEMENTS OF INCOME
Income:
Interest on ESOP loan	$681	$702	$722
Interest on certificates of deposit	814	495	624
Interest and dividend income on securities	46	184	151
Other interest and dividend income	—	4	82
Gain on sale of securities, net	1	182	—

Total income	1,542	1,567	1,579
Expenses:
Merger and acquisition	484	—	—
Other general and administrative	1,144	1,174	993

Total operating expenses	1,628	1,174	993

Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	(86)	393	586
Applicable income tax provision (benefit)	(35)	160	240

	(51)	233	346
Equity in undistributed earnings of subsidiary	42,996	33,957	24,261

Net income	$42,945	$34,190	$24,607

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
Net income	$42,945	$34,190	$24,607
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed earnings of subsidiaries	(42,996)	(33,957)	(24,261)
Net accretion of securities available for sale	4	—	(3)
Gain on sales of securities, net	(1)	(182)	—
Share-based compensation expense	379	319	97
Decrease (increase) in other assets	(582)	232	828
Increase in other liabilities	(4,460)	550	211

Net cash provided (used) by operating activities	(4,711)	1,152	1,479

Cash flows from investing activities:
Purchases of certificates of deposit	(22,650)	(80,423)	(26,562)
Maturities of certificates of deposit	35,130	99,162	12,500
Activity in securities available for sale:
Redemption (purchase) of mutual funds, net	(8)	123	19,882
Proceeds from sales	—	782	—
Proceeds from maturities	5,000	25,000	—
Purchases	—	(600)	(5,009)
Cash paid as purchase price of acquisition	(17,805)	—	—
Principal payments on ESOP loan receivable	667	646	626

Net cash provided by investing activities	334	44,690	1,437

Cash flows from financing activities:
Cash dividends paid on common stock	(7,665)	(6,148)	(1,462)
Repurchase of common stock	—	(18,799)	(9,428)
Stock options exercised	501	205	232

Net cash used by financing activities	(7,164)	(24,742)	(10,658)

Net change in cash and cash equivalents	(11,541)	21,100	(7,742)
Cash and cash equivalents at beginning of year	34,613	13,513	21,255

Cash and cash equivalents at end of year	$23,072	$34,613	$13,513

14.    ACQUISITION

To enable the expansion of its core banking franchise in the Boston market area, the Company completed the acquisition of Meetinghouse Bancorp, Inc. (“Meetinghouse”), the holding company for Meetinghouse Bank, a Massachusetts stock co-operative bank, on December 29, 2017. The two Meetinghouse Bank branch offices became branch offices of the Bank. Pursuant to the merger agreement, the Company paid $26.00 in cash for each outstanding share of Meetinghouse common stock.

The Company accounted for the acquisition using the acquisition method. Accordingly, the Company recorded merger and acquisition expenses of $2.1 million for the year ended December 31, 2017. The acquisition

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method also requires an acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date.

Goodwill of $6.0 million arising from the Meetinghouse acquisition consisted largely of synergies and cost savings resulting from combining the operations of the Company and Meetinghouse. The core deposit intangible of $3.2 million represents the fair value associated with the acquired non-maturity deposits.

The following is a summary of the estimated fair value of assets acquired and liabilities assumed as of the date of the acquisition:

Amount
(In thousands)
Cash and due from banks	$15,800
Securities available for sale, at fair value	15,775
Loans and loans held for sale, net	75,708
Premises and equipment, net	1,314
Goodwill	5,951
Core deposit intangible	3,243
Other assets	2,625

Total assets acquired	$120,416

Deposits	$93,845
Long-term debt	8,193
Accrued expenses and other liabilities	573

Total liabilities assumed	$102,611

Purchase price	$17,805

The loans acquired were recorded at fair value without a carryover of the allowance for loan losses. The fair value of the loans was determined by applying a market-based discount rate in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments. An overall discount on the loans acquired in this transaction was due to estimated credit risk, as well as considerations for liquidity and market interest rates. In addition, the acquired loans were reviewed to determine if the loan had evidence of deterioration of credit quality at the date of the acquisition and if it was probable that all contractually required payments will not be collected.

The fair value of the core deposit intangible was derived by comparing the interest rate and functional costs that Meetinghouse paid on its non-maturity deposits compared to the current market rate for alternative sources of financing, while factoring in estimates over the remaining life and attrition rate of the non-maturity deposit accounts. The core deposit intangible asset represents the stable and relatively low cost source of funds that the deposits and accompanying relationships provide the Bank when compared to alternative funding sources. The fair value of acquired non-maturity deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. The fair value of term certificates of deposit were determined based on the present value of the contractual cash flows over the remaining period to maturity using a market interest rate.

The fair value adjustments to assets acquired and liabilities assumed are generally amortized using either an effective yield or straight-line basis over periods consistent with the average life, useful life and/or contractual term of the related assets and liabilities. Loans acquired with deteriorated credit quality and related non-accretable discounts are immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (Unaudited)

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

	Years Ended December 31,
	2017				2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share amounts)
Interest and dividend income	$50,873	$47,970	$44,509	$41,752	$41,249	$38,420	$35,839	$34,184
Interest expense	11,544	9,916	9,053	8,399	7,830	7,118	6,384	5,805

Net interest income	39,329	38,054	35,456	33,353	33,419	31,302	29,455	28,379
Provision for loan losses (1)	(715)	2,458	1,497	1,619	1,304	858	3,952	1,066

Net interest income, after provision for loan losses	40,044	35,596	33,959	31,734	32,115	30,444	25,503	27,313
Non-interest income (2)	8,709	5,253	5,030	4,072	5,614	3,301	2,583	2,692
Non-interest expenses	23,869	20,814	21,405	21,877	19,778	19,164	19,322	19,230

Income before income taxes	24,884	20,035	17,584	13,929	17,951	14,581	8,764	10,775
Provision for income taxes (3)	15,863	6,702	6,237	4,685	6,642	5,084	2,857	3,298

Net income	$9,021	$13,333	$11,347	$9,244	$11,309	$9,497	$5,907	$7,477

Earnings per share:
Basic	$0.18	$0.26	$0.22	$0.18	$0.22	$0.19	$0.12	$0.14
Diluted	$0.17	$0.25	$0.22	$0.18	$0.22	$0.18	$0.11	$0.14
Weighted average shares:
Basic	51,425,793	51,229,203	51,003,967	50,949,634	50,940,037	50,982,633	51,026,985	51,569,683
Diluted	53,026,141	52,672,962	52,422,486	52,526,737	52,102,511	52,093,009	52,137,475	52,663,921

(1)

The provision for loan losses for the fourth quarter of 2017 reflected lower expense primarily due to improvements in several asset quality factors and reduced levels of loan portfolio growth in the commercial loan categories during the quarter. For the second quarter of 2016, the provision for loan losses reflected higher expense primarily due to loan portfolio growth in the commercial loan categories during the quarter.

(2)	Non-interest income fluctuates each quarter primarily due to net securities gains.
(3)	The provision for income taxes for the fourth quarter of 2017 reflects the revaluation of the Company’s net deferred tax asset as a result of the enactment of the Tax Cuts and Jobs Act.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Controls over Financial Reporting There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information in the Company’s definitive Proxy Statement, prepared for the 2018 Annual Meeting of Shareholders, which contains information concerning directors of the Company under the captions “Election of Directors” and “Information About the Board of Directors”; information concerning executive officers of the Company under the caption “Information About the Executive Officers”; information concerning the code of ethics, the audit committee and its composition and the audit committee financial expert under the caption “Corporate Governance;” and information concerning Section 16(a) compliance under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference or will be filed by an amendment to this Annual Report.

A copy of the Company’s Code of Ethics and Business Conduct is available to stockholders on the Corporate Governance portion of the Investors Relations section on the Bank’s website at www.ebsb.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information in the Company’s definitive Proxy Statement, prepared for the 2018 Annual Meeting of Shareholders, which contains information concerning this item, under the captions “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation,” is incorporated herein by reference or will be filed by an amendment to this Annual Report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Company’s definitive Proxy Statement, prepared for the 2018 Annual Meeting of Shareholders, which contains information concerning this item, under the caption “Stock Ownership” is incorporated herein by reference or will be filed by an amendment to this Annual Report.

Equity Compensation Plan Information

The following table provides information as of December 31, 2017, regarding shares outstanding and available for issuance under the Company’s equity compensation plan. Additional information regarding stock-based compensation is presented in Note 10, “Employee Benefit Plans” of the Notes to Consolidated Financial Statements within Part II, Item 8, “Financial Statements and Supplementary Data.” Other than our employee stock ownership plan, there are no equity compensation plans not approved by security holders.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,829,687	$10.43	1,717,689
Equity compensation plans not approved by security holders	—	—	—

Total	3,829,687	$10.43	1,717,689

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The “Transactions with Certain Related Persons” and information concerning directors independence of the Company under the caption “Election 1 – Election of Directors” section of the 2018 Proxy Statement is incorporated herein by reference or filed by an amendment to this Annual Report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the 2018 Proxy Statement is incorporated herein by reference or filed by an amendment to this Annual Report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Form 10-K.

(A)	Reports of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets — at December 31, 2017 and 2016

(C)	Consolidated Statements of Net Income — Years ended December 31, 2017, 2016 and 2015

(D)	Consolidated Statements of Comprehensive Income — Years ended December 31, 2017, 2016 and 2015

(E)	Consolidated Statements of Changes in Stockholders’ Equity — Years ended December 31, 2017, 2016 and 2015

(F)	Consolidated Statements of Cash Flows — Years ended December 31, 2017, 2016 and 2015

(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

None.

(a)(3) Exhibits

3.1	Articles of Incorporation of Meridian Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Meridian Bancorp, Inc. (File No. 333-194454), originally filed with the Securities and Exchange Commission on March 10, 2014)
3.2	Bylaws of Meridian Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Meridian Bancorp, Inc. (File No. 333-194454), originally filed with the Securities and Exchange Commission on March 10, 2014)
4	Form of Common Stock Certificate of Meridian Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Meridian Bancorp, Inc. (File No. 333-194454), originally filed with the Securities and Exchange Commission on March 10, 2014)
10.1	Meridian Bancorp, Inc. 2015 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders (File No. 001-36573), filed with the Securities and Exchange Commission on August 18, 2015)
10.2	Form of Employee Stock Option Agreement under the Meridian Bancorp, Inc. 2015 Equity Incentive Plan filed as an exhibit to Form 8-K filed on November 5, 2015
10.3	Form of Director Stock Option Agreement under the Meridian Bancorp, Inc. 2015 Equity Incentive Plan filed as an exhibit to Form 8-K filed on November 5, 2015
10.4	Amended and Restated Employment Agreement with Richard J. Gavegnano and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014
10.5	East Boston Savings Bank Amended and Restated Employee Severance Compensation Plan filed as an exhibit to Form 10-Q filed on November 10, 2014
10.6	Form of Amended and Restated Supplemental Executive Retirement Agreements with Directors Vincent D. Basile, Domenic A. Gambardella, Edward L. Lynch, Gregory F. Natalucci, and James G. Sartori filed as an exhibit to Form 10-Q filed on November 10, 2014
10.7	Amended and Restated Supplemental Executive Retirement Agreement with Richard J. Gavegnano filed as an exhibit to Form 10-Q filed on November 10, 2014
10.8	2008 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting, as filed with the Securities and Exchange Commission on July 11, 2008)
10.9	Termination Amendment for the Amended and Restated Employment Agreement between Edward J. Merritt and East Boston Savings Bank dated December 10, 2015 filed as an exhibit to Form 8-K filed on December 10, 2015
10.10	Amended and Restated Supplemental Executive Retirement Agreement between East Boston Savings Bank and Edward J. Merritt dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014
10.11	Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2010)
10.12	First Amendment to Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2010)
10.13	Amended and Restated Two-Year Change in Control Agreement between Mark Abbate and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014
10.14	Incentive Compensation Plan filed as an exhibit to Form 10-K filed on March 17, 2014
10.15	Amended and Restated Two-Year Change in Control Agreement between John Migliozzi and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014
10.16	East Boston Non-Qualified Supplemental Employee Stock Ownership Plan dated October 1, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014
10.17	Amended and Restated Two-Year Change in Control Agreement between Frank Romano and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-K filed on March 13, 2015

10.18	Form of Restricted Stock Award Agreement under the Meridian Bancorp, Inc. 2015 Equity Incentive Plan filed as an exhibit to Form 8-K filed on November 5, 2015
10.19	Two-Year Change in Control Agreement between Edward J. Merritt and East Boston Savings Bank dated December 10, 2015 filed as an exhibit to Form 8-K filed on December 10, 2015
10.20	Freeze Amendment to the Amended and Restated Supplemental Executive Retirement Agreement between East Boston Savings Bank and Edward J. Merritt dated December 10, 2015 filed as an exhibit to Form 8-K filed on December 10, 2015
21	Subsidiaries of Registrant filed as an exhibit to Form 10-Q filed on November 10, 2014
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN BANCORP, INC. (Registrant)

Date: March 1, 2018	By:	/s/ Richard J. Gavegnano
Richard J. Gavegnano Chairman, President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard J. Gavegnano Richard J. Gavegnano	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2018

/s/ Mark L. Abbate Mark L. Abbate	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2018

/s/ Cynthia C. Carney Cynthia C. Carney	Director	March 1, 2018

/s/ Marilyn A. Censullo Marilyn A. Censullo	Director	March 1, 2018

/s/ Russell L. Chin Russell L. Chin	Director	March 1, 2018

/s/ Anna R. DiMaria Anna R. DiMaria	Director	March 1, 2018

/s/ Domenic A. Gambardella Domenic A. Gambardella	Director	March 1, 2018

/s/ Thomas J. Gunning Thomas J. Gunning	Director	March 1, 2018

/s/ Carl A. LaGreca Carl A. LaGreca	Director	March 1, 2018

/s/ Edward J. Merritt Edward J. Merritt	Director	March 1, 2018

/s/ Gregory F. Natalucci Gregory F. Natalucci	Director	March 1, 2018

/s/ James G. Sartori James G. Sartori	Director	March 1, 2018

/s/ Peter Scolaro Peter Scolaro	Director	March 1, 2018