Form 10-Q
period 2018-03-31
Meridian Bancorp, Inc.
filed 2018-05-10
CIK 1600125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2018

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

As of May 1, 2018, there were 53,932,511 outstanding shares of the Registrant’s common stock.

MERIDIAN BANCORP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)
ASSETS
Cash and due from banks	$316,372	$402,687
Certificates of deposit	44,133	69,326
Securities available for sale, at fair value	19,507	38,364
Equity securities, at fair value	14,722	—
Federal Home Loan Bank stock, at cost	27,572	24,947
Loans held for sale	1,136	3,772
Loans, net of fees and costs	4,947,824	4,667,983
Less: allowance for loan losses	(47,488)	(45,185)
Loans, net	4,900,336	4,622,798
Bank-owned life insurance	40,608	40,336
Premises and equipment, net	41,415	40,967
Accrued interest receivable	12,281	12,902
Deferred tax asset, net	15,737	15,244
Goodwill	19,638	19,638
Core deposit intangible	3,096	3,243
Other assets	4,145	5,231
Total assets	$5,460,698	$5,299,455

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non interest-bearing	$487,096	$477,428
Interest-bearing	3,702,278	3,630,433
Total deposits	4,189,374	4,107,861
Long-term debt	582,561	513,444
Accrued expenses and other liabilities	33,156	31,751
Total liabilities	4,805,091	4,653,056
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 54,068,874 and 54,039,316 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	540	540
Additional paid-in capital	395,531	395,716
Retained earnings	278,450	268,533
Accumulated other comprehensive income (loss)	(616)	128
Unearned compensation - ESOP, 2,526,595 and 2,557,036 shares at March 31, 2018 and December 31, 2017, respectively	(18,298)	(18,518)
Total stockholders' equity	655,607	646,399
Total liabilities and stockholders' equity	$5,460,698	$5,299,455

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$49,985	$40,489
Interest on debt securities:
Taxable	126	119
Tax-exempt	15	10
Dividends on equity securities	148	277
Interest on certificates of deposit	203	212
Other interest and dividend income	1,522	645
Total interest and dividend income	51,999	41,752
Interest expense:
Interest on deposits	10,509	7,419
Interest on long-term debt	1,642	980
Total interest expense	12,151	8,399
Net interest income	39,848	33,353
Provision for loan losses	2,189	1,619
Net interest income, after provision for loan losses	37,659	31,734
Non-interest income:
Customer service fees	2,170	2,052
Loan fees	295	68
Mortgage banking gains, net	133	90
Gain on sales of securities available for sale, net	—	1,574
Loss on equity securities, net	(537)	—
Income from bank-owned life insurance	272	288
Total non-interest income	2,333	4,072
Non-interest expenses:
Salaries and employee benefits	15,394	13,675
Occupancy and equipment	3,539	3,023
Data processing	1,683	1,379
Marketing and advertising	967	854
Professional services	965	1,135
Deposit insurance	797	691
Merger and acquisition	74	—
Other general and administrative	1,270	1,120
Total non-interest expenses	24,689	21,877
Income before income taxes	15,303	13,929
Provision for income taxes	3,309	4,685
Net income	$11,994	$9,244
Earnings per share:
Basic	$0.23	$0.18
Diluted	$0.23	$0.18
Weighted average shares:
Basic	51,531,835	50,949,634
Diluted	53,083,815	52,526,737

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net income	$11,994	$9,244
Other comprehensive (loss) income:
Securities available for sale:
Unrealized holding (loss) gain	(381)	1,958
Reclassification adjustment for gains realized in income (1)	—	(1,574)
Net unrealized (loss) gain	(381)	384
Tax effect	136	(156)
Total other comprehensive (loss) income	(245)	228
Comprehensive income	$11,749	$9,472

(1)

Amount is included in gain on sales of securities available for sale, net in the Consolidated Statement of Net Income. Provision for income tax associated with the reclassification adjustment for the three months ended March 31, 2017 was $639,000.

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2018 and 2017

(Unaudited)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation - ESOP	Total
	(Dollars in thousands)
Three Months Ended March 31, 2018
Balance at December 31, 2017	54,039,316	$540	$395,716	$268,533	$128	$(18,518)	$646,399
Cumulative effect of adopting Accounting Standards Update 2016-01	—	—	—	499	(499)	—	—
Comprehensive income	—	—	—	11,994	(245)	—	11,749
Dividends declared ($0.05 per share)	—	—	—	(2,576)	—	—	(2,576)
Repurchased stock related to buyback program	(100,000)	(1)	(1,995)	—	—	—	(1,996)
ESOP shares earned (30,441 shares)	—	—	405	—	—	220	625
Share-based compensation expense - restricted stock, net of awards forfeited	(3,190)	—	716	—	—	—	716
Share-based compensation expense - stock options, net of awards forfeited	—	—	415	—	—	—	415
Stock options exercised	132,748	1	274	—	—	—	275
Balance at March 31, 2018	54,068,874	$540	$395,531	$278,450	$(616)	$(18,298)	$655,607
Three Months Ended March 31, 2017
Balance at December 31, 2016	53,596,105	$536	$390,065	$234,290	$1,806	$(19,400)	$607,297
Comprehensive income	—	—	—	9,244	228	—	9,472
Dividends declared ($0.04 per share)	—	—	—	(2,062)	—	—	(2,062)
ESOP shares earned (30,441 shares)	—	—	351	—	—	220	571
Share-based compensation expense - restricted stock, net of awards forfeited	(8,080)	—	489	—	—	—	489
Share-based compensation expense - stock options, net of awards forfeited	—	—	275	—	—	—	275
Stock options exercised	42,816	—	136	—	—	—	136
Balance at March 31, 2017	53,630,841	$536	$391,316	$241,472	$2,034	$(19,180)	$616,178

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$11,994	$9,244
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of acquisition fair value adjustments	(21)	(54)
Amortization of core deposit intangible	147	—
ESOP shares earned expense	625	571
Provision for loan losses	2,189	1,619
Accretion of net deferred loan origination fees	(316)	(217)
Net amortization (accretion) of securities available for sale	13	(1)
Depreciation and amortization expense	776	794
Gain on sales of securities, net	(154)	(1,574)
Unrealized losses on equity securities	691	—
Deferred income tax benefit	(357)	(166)
Income from bank-owned life insurance	(272)	(288)
Share-based compensation expense	1,131	764
Net changes in:
Loans held for sale	2,636	2,922
Accrued interest receivable	621	311
Other assets	1,086	(809)
Accrued expenses and other liabilities	1,403	184
Net cash provided by operating activities	22,192	13,300
Cash flows from investing activities:
Purchases of certificates of deposit	(5,000)	—
Maturities of certificates of deposit	30,193	—
Activity in securities, at fair value:
Proceeds from maturities, calls and principal payments	689	5,241
Purchase of mutual funds, net	—	(35)
Proceeds from sales	3,010	8,393
Purchases	(495)	(3,022)
Loans originated, net of principal payments received	(279,416)	(123,462)
Purchases of premises and equipment	(1,203)	(445)
Purchase of Federal Home Loan Bank stock	(2,625)	(454)
Net cash used in investing activities	(254,847)	(113,784)

Cash flows from financing activities:
Net increase in deposits	81,518	180,801
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	120,000	60,625
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(50,883)	(48,310)
Cash dividends paid on common stock	(2,574)	(1,528)
Stock options exercised	275	136
Repurchase of common stock	(1,996)	—
Net cash provided by financing activities	146,340	191,724
Net change in cash and cash equivalents	(86,315)	91,240
Cash and cash equivalents at beginning of period	402,687	236,423
Cash and cash equivalents at end of period	$316,372	$327,663
Supplemental cash flow information:
Interest paid on deposits	$10,445	$7,192
Interest paid on borrowings	1,565	908
Income taxes paid, net of refunds	—	2,035

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Meridian Bancorp, Inc. (the “Company”) and all other entities in which it has a controlling financial interest. The Company owns 100% of the outstanding shares of East Boston Savings Bank (the “Bank”). The Bank’s subsidiaries include: (1) Prospect, Inc., which engages in securities transactions on its own behalf; (2) EBOSCO, LLC, which can hold foreclosed real estate; and (3) East Boston Investment Services, Inc., which is authorized for third-party investment sales and is currently inactive. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission (“SEC”) on March 1, 2018, and is available through the SEC’s website at www.sec.gov.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Adopted During the Period

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of this ASU is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance does not apply to revenue associated with financial instruments, including loans and investment securities that are accounted for under GAAP, which comprise a significant portion of our revenue stream.  ASU 2014-09 became effective for the Company on January 1, 2018 and had no material effect on how the Company recognizes revenue in our consolidated financial statements and disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall, (Subtopic 825-10). The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Targeted changes to GAAP include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. The ASU requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption to reclassify the cumulative change in fair value of equity securities previously recognized in Accumulated Other Comprehensive Income (“AOCI”).  ASU 2016-01 become effective for the Company on January 1, 2018.  The adoption of the guidance resulted in an insignificant cumulative-effect adjustment that increased retained earnings, with an offsetting adjustment to deferred taxes and AOCI.  See Note 4 – Securities for disclosures related to equity securities.

To be Adopted in Future Periods

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

Basic and diluted earnings per share have been computed based on the following:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands, except per share amounts)
Net income available to common stockholders	$11,994	$9,244

Basic weighted average shares outstanding	51,531,835	50,949,634
Effect of dilutive stock options	1,551,980	1,577,103
Diluted weighted average shares outstanding	53,083,815	52,526,737
Earnings per share:
Basic	$0.23	$0.18
Diluted	$0.23	$0.18

For the three months ended March 31, 2018 options for the exercise of 33,356 shares were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. For the three months ended March 31, 2017 there were no anti-dilutive options.

4. SECURITIES

Securities Available for Sale

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
March 31, 2018
Debt securities:
Government-sponsored enterprises	$1,949	$—	$(47)	$1,902
Municipal bonds	2,421	1	(56)	2,366
Residential mortgage-backed securities:
Government-sponsored enterprises	14,607	139	(268)	14,478
Private label	674	91	(4)	761
Total securities available for sale	$19,651	$231	$(375)	$19,507
December 31, 2017
Debt securities:
Government-sponsored enterprises	$1,942	$—	$—	$1,942
Municipal bonds	2,424	2	—	2,426
Residential mortgage-backed securities:
Government-sponsored enterprises	15,916	231	(2)	16,145
Private label	70	6	—	76
Total debt securities	20,352	239	(2)	20,589
Equity securities:
Common stocks:
Basic materials	3,498	207	(250)	3,455
Consumer products and services	5,832	377	(415)	5,794
Financial services	1,241	294	—	1,535
Healthcare	1,933	111	(137)	1,907
Industrials	2,939	469	—	3,408
Technology	1,628	194	(156)	1,666
Total common stocks	17,071	1,652	(958)	17,765
Money market mutual funds	10	—	—	10
Total equity securities	17,081	1,652	(958)	17,775
Total securities available for sale	$37,433	$1,891	$(960)	$38,364

At March 31, 2018, debt securities with an amortized cost of $3.0 million and $466,000 were pledged as collateral for Federal Home Loan Bank of Boston (“FHLB”) borrowings and for the Federal Reserve Bank discount window borrowings, respectively.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2018 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

			After One Year
	One Year or Less		Through Five Years		After Five Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Government-sponsored enterprises	$—	$—	$—	$—	$1,949	$1,902	$1,949	$1,902
Municipal bonds	320	321	—	—	2,101	2,045	2,421	2,366
Residential mortgage-backed securities:
Government-sponsored enterprises	11,222	10,990	1	1	3,384	3,487	14,607	14,478
Private label	—	—	—	—	674	761	674	761
Total	$11,542	$11,311	$1	$1	$8,108	$8,195	$19,651	$19,507

Information pertaining to securities available for sale as of March 31, 2018 and December 31, 2017, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
March 31, 2018
Debt securities:
Government-sponsored enterprises	$47	$1,902	$—	$—
Municipal bonds	56	2,366	—	—
Residential mortgage-backed securities:
Government-sponsored enterprises	265	9,202	3	474
Private label	4	176	—	—
Total temporarily impaired securities	$372	$13,646	$3	$474

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
December 31, 2017
Debt securities:
Residential mortgage-backed securities:
Government-sponsored enterprises	$—	$—	$2	$171
Total debt securities	—	—	2	171
Equity securities:
Common stocks:
Basic materials	87	791	163	641
Consumer products and services	24	1,196	391	1,273
Healthcare	137	1,102	—	—
Technology	100	408	56	426
Total equity securities	348	3,497	610	2,340
Total temporarily impaired securities	$348	$3,497	$612	$2,511

The Company determined no debt securities were other-than-temporarily impaired for the three months ended March 31, 2018 and 2017. Management evaluates debt securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.

Equity Securities

Equity securities consist of common stocks and money market mutual funds.  The Company held equity securities with an aggregate fair value of $14.7 million and $17.8 million at March 31, 2018 and December 31, 2017, respectively.  Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of AOCI, net of tax.  At December 31, 2017, net unrealized gains of $694,000 had been recognized in AOCI. On January 1, 2018 these unrealized gains and losses were reclassified out of AOCI and into retained earnings with subsequent changes in fair value being recognized in net income.

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2018:

Three Months Ended
March 31, 2018
(In thousands)
Net gains and (losses) recognized during the period on equity securities	$(537)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	154
Unrealized gain and (losses) recognized during the reporting period on equity securities still held at the reporting date	$(691)

5. LOANS

A summary of loans follows:

	March 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$614,043	12.4%	$603,680	12.9%
Home equity lines of credit	45,193	0.9	48,393	1.0
Multi-family	858,894	17.3	779,637	16.7
Commercial real estate	2,253,014	45.5	2,063,781	44.2
Construction	638,751	12.9	641,306	13.7
Total real estate loans	4,409,895	89.0	4,136,797	88.5
Commercial and industrial	533,056	10.8	525,604	11.3
Consumer	10,466	0.2	10,761	0.2
Total loans	4,953,417	100.0%	4,673,162	100.0%
Allowance for loan losses	(47,488)		(45,185)
Net deferred loan origination fees	(5,593)		(5,179)
Loans, net	$4,900,336		$4,622,798

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At March 31, 2018 and December 31, 2017, the Company was servicing loans for participants aggregating $213.4 million and $247.8 million, respectively.

At March 31, 2018, multi-family and commercial real estate loans with carrying values totaling $116.6 million and $657.1 million, respectively, were pledged as collateral for FHLB borrowings.

An analysis of the allowance for loan losses and related information follows:

	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at December 31, 2017	$1,001	$6,263	$62	$21,513	$10,166	$6,084	$96	$45,185
Provision (credit) for loan losses	(76)	726	(1)	2,355	(760)	(106)	51	2,189
Charge-offs	—	—	—	—	—	—	(80)	(80)
Recoveries	—	—	1	5	175	—	13	194
Balance at March 31, 2018	$925	$6,989	$62	$23,873	$9,581	$5,978	$80	$47,488

Balance at December 31, 2016	1,367	4,514	73	18,725	8,931	6,452	87	40,149
Provision (credit) for loan losses	(45)	190	11	416	935	28	84	1,619
Charge-offs	—	—	—	—	—	—	(91)	(91)
Recoveries	30	—	—	—	45	—	12	87
Balance at March 31, 2017	$1,352	$4,704	$84	$19,141	$9,911	$6,480	$92	$41,764

	One- to four-family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
March 31, 2018
Amount of allowance for loan losses for loans deemed to be impaired	$65	$128	$—	$—	$—	$—	$—	$193
Amount of allowance for loan losses for loans not deemed to be impaired	860	6,861	62	23,873	9,581	5,978	80	47,295
	$925	$6,989	$62	$23,873	$9,581	$5,978	$80	$47,488
Loans deemed to be impaired	$1,228	$1,303	$—	$831	$—	$1,504	$—	$4,866
Loans not deemed to be impaired	612,815	857,591	45,193	2,252,183	638,751	531,552	10,466	4,948,551
	$614,043	$858,894	$45,193	$2,253,014	$638,751	$533,056	$10,466	$4,953,417

December 31, 2017
Amount of allowance for loan losses for loans deemed to be impaired	$51	$133	$—	$—	$—	$—	$—	$184
Amount of allowance for loan losses for loans not deemed to be impaired	950	6,130	62	21,513	10,166	6,084	96	45,001
	$1,001	$6,263	$62	$21,513	$10,166	$6,084	$96	$45,185
Loans deemed to be impaired	$1,245	$1,315	$—	$846	$—	$1,539	$—	$4,945
Loans not deemed to be impaired	602,435	778,322	48,393	2,062,935	641,306	524,065	10,761	4,668,217
	$603,680	$779,637	$48,393	$2,063,781	$641,306	$525,604	$10,761	$4,673,162

The following table provides information about the Company’s past due and non-accrual loans:

	30-59	60-89	90 Days
	Days	Days	or Greater	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(In thousands)
March 31, 2018
Real estate loans:
Residential real estate:
One- to four-family	$418	$645	$1,054	$2,117	$6,568
Home equity lines of credit	229	228	143	600	562
Commercial real estate	371	—	—	371	378
Total real estate loans	1,018	873	1,197	3,088	7,508
Commercial and industrial	36	—	523	559	523
Consumer	760	562	—	1,322	—
Total	$1,814	$1,435	$1,720	$4,969	$8,031

December 31, 2017
Real estate loans:
Residential real estate:
One- to four-family	$1,537	$664	$1,532	$3,733	$6,890
Home equity lines of credit	195	42	521	758	562
Commercial real estate	98	—	—	98	388
Total real estate loans	1,830	706	2,053	4,589	7,840
Commercial and industrial	5	—	523	528	523
Consumer	887	568	—	1,455	—
Total	$2,722	$1,274	$2,576	$6,572	$8,363

At March 31, 2018 and December 31, 2017, the Company did not have any accruing loans past due 90 days or more.

The following tables provide information with respect to the Company’s impaired loans:

	March 31, 2018			December 31, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
Impaired loans without a valuation allowance:
One- to four-family	$682	$1,001		$693	$1,007
Multi-family	55	55		59	59
Commercial real estate	831	831		846	846
Commercial and industrial	1,504	1,834		1,539	1,870
Total	3,072	3,721		3,137	3,782
Impaired loans with a valuation allowance:
One- to four-family	546	546	$65	552	552	$51
Multi-family	1,248	1,248	128	1,256	1,256	133
Total	1,794	1,794	193	1,808	$1,808	184
Total impaired loans	$4,866	$5,515	$193	$4,945	$5,590	$184

	Three Months Ended March 31,
	2018			2017
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(In thousands)
One- to four-family	$1,390	$15	$12	$1,569	$19	$14
Multi-family	1,309	13	—	1,353	13	—
Commercial real estate	839	10	5	2,800	10	10
Construction	—	—	—	988	2	—
Commercial and industrial	1,525	14	—	1,789	16	—
Total impaired loans	$5,063	$52	$17	$8,499	$60	$24

At March 31, 2018, additional funds committed to be advanced in connection with impaired construction loans were immaterial.

The following table summarizes the Company’s troubled debt restructurings (“TDRs”) at the dates indicated:

	March 31,	December 31,
	2018	2017
	(In thousands)
TDRs on accrual status:
One- to four-family	$2,109	$2,125
Multi-family	1,304	1,315
Commercial real estate	9,110	9,200
Commercial and industrial	18	20
Total TDRs on accrual status	12,541	12,660
TDRs on non-accrual status:
One- to four-family	1,031	1,046
Total TDRs on non-accrual status	1,031	1,046
Total TDRs	$13,572	$13,706

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

The following tables provide the Company’s risk-rated loans by class:

	March 31, 2018				December 31, 2017
	Multi-family			Commercial	Multi-family			Commercial
	residential	Commercial		and	residential	Commercial		and
	real estate	real estate	Construction	industrial	real estate	real estate	Construction	industrial
	(In thousands)
Loans rated 1 - 6	$854,233	$2,235,266	$638,751	$479,346	$774,919	$2,045,905	$641,306	$471,793
Loans rated 7	272	16,917	—	6,596	275	17,030	—	6,380
Loans rated 8	4,389	831	—	47,114	4,443	846	—	47,431
Loans rated 9	—	—	—	—	—	—	—	—
Loans rated 10	—	—	—	—	—	—	—	—
Total	$858,894	$2,253,014	$638,751	$533,056	$779,637	$2,063,781	$641,306	$525,604

For one- to four-family residential real estate loans, home equity lines of credit and consumer loans, management uses delinquency reports as the key credit quality indicator.

6. DEPOSITS

A summary of deposit balances, by type, follows:

	March 31,	December 31,
	2018	2017
	(In thousands)
Noninterest-bearing demand deposits	$487,096	$477,428
Interest-bearing demand deposits	1,098,646	1,004,155
Money market deposits	851,702	921,895
Regular savings and other deposits	343,466	333,774
Total non-certificate accounts	2,780,910	2,737,252
Term certificates less than $250,000	1,027,748	999,531
Term certificates $250,000 and greater	380,716	371,078
Total certificate accounts	1,408,464	1,370,609
Total deposits	$4,189,374	$4,107,861

A summary of term certificates, by maturity, follows:

	March 31, 2018		December 31, 2017
		Weighted		Weighted
Maturing	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Within 1 year	$580,563	1.37%	$600,012	1.23%
Over 1 year to 2 years	426,267	1.80	356,203	1.60
Over 2 years to 3 years	294,600	2.07	290,909	2.05
Over 3 years to 4 years	72,250	2.02	78,461	1.88
Over 4 years to 5 years	34,784	2.55	44,798	2.34
Greater than 5 years	—	—	226	2.13
	$1,408,464	1.71%	$1,370,609	1.57%

The Company had brokered certificates of deposit, which are included in term certificates in the table above, totaling $286.7 million with a weighted average rate of 1.87% and $232.7 million with a weighted average rate of 1.73% at March 31, 2018 and December 31, 2017, respectively. The Company also had certificate of deposit accounts obtained through a listing service, included in term certificates in the table above, totaling $10.9 million with a weighted average rate of 2.10% and $943,000 with a weighted average rate of 1.28% at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018 and December 31, 2017, the Company also had brokered interest-bearing demand deposits totaling $604.8 million and $569.4 million, representing reciprocal deposits received from other financial institutions through Authorized Bank Deposit Placement Network Sponsor to facilitate full federal deposit insurance coverage for certain Bank customers.

7. BORROWINGS

The Company had no short-term borrowings at March 31, 2018 or December 31, 2017. The Company has an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily and $466,000 of borrowing capacity at the Federal Reserve Bank discount window. No amounts were drawn on the line of credit and no borrowings were outstanding with the Federal Reserve Bank discount window as of March 31, 2018 or December 31, 2017.

Long-term debt consists of FHLB advances as follows:

	March 31, 2018		December 31, 2017
		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Fixed rate advances maturing:
2018	43,000	1.25%	48,000	1.26%
2019	5,748	1.70	6,268	1.66
2020	28,188	1.74	53,551	1.80
2021	25,000	1.70	45,000	1.46
2022	105,625	1.79	105,625	1.79
2023	30,000	2.21	—	—
Thereafter	90,000	1.11	100,000	1.21
	327,561	1.53	358,444	1.51
Variable rate advances maturing:
2021	35,000	1.28	35,000	0.82
2022	100,000	1.00	100,000	0.43
2023	100,000	0.47	20,000	0.49
Thereafter	20,000	1.02	—	—
	255,000	0.83	155,000	0.53

Total advances	$582,561	1.24%	$513,444	1.22%

At March 31, 2018, advances amounting to $455.0 million are callable by the FHLB prior to maturity, including advances totaling $35.0 million with variable rates based on the 3-month London Interbank Offered Rate (LIBOR), less 60 basis points, during the first two years, $20.0 million with variable rates based on the 3-month LIBOR, less 130 basis points, during the first year, $80.0 million with variable rates based on the 3-month LIBOR, less 100 basis points, during the first year, $25.0 million with variable rates based on the 3-month LIBOR, less 125 basis points, during the first year, $20.0 million with variable rates based on the 3-month LIBOR, less 100 basis points, during the first two years, $25.0 million with variable rates based on the 3-month LIBOR, less 75 basis points, during the first year, and $50.0 million with variable rates based on the 3-month LIBOR, less 200 basis points, during the first year.

All borrowings from the FHLB are secured by investment securities and qualified collateral, consisting of a blanket lien on one- to four-family loans and certain multi-family and commercial real estate loans held in the Company’s portfolio. At March 31, 2018, the Company pledged multi-family and commercial real estate loans with carrying values totaling $116.6 million and $695.3 million, respectively.

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

A summary of outstanding loan commitments whose contract amounts represent credit risk is as follows:

	March 31,	December 31,
	2018	2017
	(In thousands)
Unadvanced portion of existing loans:
Construction	$506,653	$603,557
Home equity lines of credit	49,600	46,352
Other lines and letters of credit	346,303	301,285
Commitments to originate:
One- to four-family	15,784	25,432
Commercial real estate	151,742	116,314
Construction	185,647	81,937
Commercial and industrial	7,122	30,589
Total loan commitments outstanding	$1,262,851	$1,205,466

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

Interest Rate Swaps

The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with commercial business customers to synthetically convert their loans from a variable rate to a fixed rate. The Company pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. Concurrently, the Company enters into an offsetting interest rate swap with a third party financial institution. In the offsetting swap, the Company pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating and probability of default. At March 31, 2018 and December 31, 2017, the Company had $1.3 million in cash pledged for collateral on its interest rate swaps with the third-party financial institution.

Summary information regarding these derivatives is presented below:

				March 31, 2018		December 31, 2017
	Maturity	Interest Rate Paid	Interest Rate Received	Notional Amount	Fair Value	Notional Amount	Fair Value
				(Dollars in thousands)
Customer interest rate swap	06/07/32	1 Mo. Libor + 200bp	Fixed (4.40%)	$65,133	$(1,749)	$65,514	$486
Third-party interest rate swap	06/07/32	Fixed (4.40%)	1 Mo. Libor + 200bp	65,133	1,749	65,514	(486)

Customer interest rate swap	10/17/33	1 Mo. Libor + 175bp	Fixed (4.1052%)	$10,648	$462	$10,709	$720
Third-party interest rate swap	10/17/33	Fixed (4.1052%)	1 Mo. Libor + 175bp	10,648	(462)	10,709	(720)

Customer interest rate swap	12/13/26	1 Mo. Libor + 205bp	Fixed (3.82%)	$2,845	$(138)	$2,884	$(78)
Third-party interest rate swap	12/13/26	Fixed (3.82%)	1 Mo. Libor + 205bp	2,845	138	2,884	78

Other Commitments

As of March 31, 2018, the Company has an outstanding commitment of $16.2 million with its core data processing provider through December 2021.

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

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Securities, at fair value— All fair value measurements are obtained from a third party pricing service and are not adjusted by management. Equity securities are measured at fair value utilizing quoted market prices (Level 1). Corporate bonds, obligations of government-sponsored enterprises, U.S. treasury securities, municipal bonds and mortgage-backed securities are determined by pricing models that consider standard input factors such as observable market data, benchmark yields, reported trades, broker/dealer quotes, credit spreads, benchmark securities, as well as new issue data, monthly payment information, and collateral performance, among others (Level 2).

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized as follows. There were no liabilities measured at fair value on a recurring basis.

				Total Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
March 31, 2018
Assets:
Debt securities	$—	$19,507	$—	$19,507
Equity securities	14,722	—	—	14,722
Loan level interest rate swaps	—	—	2,349	2,349
Total assets	$14,722	$19,507	$2,349	$36,578

Liabilities:
Loan level interest rate swaps	—	—	2,349	2,349
Total liabilities	$—	$—	$2,349	$2,349
				Total Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
December 31, 2017
Assets:
Debt securities	$—	$20,589	$—	$20,589
Equity securities	17,775	—	—	17,775
Loan level interest rate swaps	—	—	1,284	1,284
Total assets	$17,775	$20,589	$1,284	$39,648
Liabilities:
Loan level interest rate swaps	—	—	1,284	1,284
Total liabilities	$—	$—	$1,284	$1,284

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other assets on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or market accounting or write-downs of individual assets.

Certain impaired loans were adjusted to fair value, less cost to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for loan losses. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. Impaired loans measured at fair value at March 31, 2018 and December 31, 2017 were $1.7 million and $1.9 million, respectively.

Summary of Fair Values of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2018
Financial assets:
Cash and due from banks	$316,372	$316,372	$—	$—	$316,372
Certificates of deposit	44,133	—	44,429	—	44,429
Securities available for sale, at fair value	19,507	—	19,507	—	19,507
Equity securities, at fair value	14,722	14,722	—	—	14,722
Federal Home Loan Bank stock	27,572	—	—	27,572	27,572
Loans and loans held for sale, net	4,901,472	—	—	4,872,192	4,872,192
Accrued interest receivable	12,281	—	—	12,281	12,281
Financial liabilities:
Deposits	4,189,374	—	—	3,962,891	3,962,891
Borrowings	582,561	—	573,841	—	573,841
Accrued interest payable	2,171	—	—	2,171	2,171
On-balance sheet derivative financial instruments:
Assets:
Loan level interest rate swaps	2,349	—	—	2,349	2,349
Liabilities:
Loan level interest rate swaps	2,349	—	—	2,349	2,349

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2017
Financial assets:
Cash and due from banks	$402,687	$402,687	$—	$—	$402,687
Certificates of deposit	69,326	—	69,615	—	69,615
Securities available for sale, at fair value	38,364	17,775	20,589	—	38,364
Federal Home Loan Bank stock	24,947	—	—	24,947	24,947
Loans and loans held for sale, net	4,626,570	—	—	4,590,543	4,590,543
Accrued interest receivable	12,902	—	—	12,902	12,902
Financial liabilities:
Deposits	4,107,861	—	—	3,995,215	3,995,215
Borrowings	513,444	—	508,411	—	508,411
Accrued interest payable	2,025	—	—	2,025	2,025
On-balance sheet derivative financial instruments:
Assets:
Loan level interest rate swaps	1,284	—	—	1,284	1,284
Liabilities:
Loan level interest rate swaps	1,284	—	—	1,284	1,284

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with our business and financial information and the Consolidated Financial Statements and related notes that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 1, 2018, under “Risk Factors,” which is available through the SEC’s website at www.sec.gov, as updated by subsequent filings with the SEC. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

A summary of significant accounting policies is described in Note 1 to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2017. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policies are the determination of the allowance for loan losses and the evaluation of securities for other-than-temporary impairment.

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

Assets. Total assets increased $161.2 million, or 3.0%, to $5.461 billion at March 31, 2018 from $5.299 billion at December 31, 2017. Net loans increased $277.5 million, or 6.0%, to $4.900 billion at March 31, 2018 from $4.623 billion at December 31, 2017. Cash and due from banks decreased $86.3 million, or 21.4%, to $316.4 million at March 31, 2018 from $402.7 million at December 31, 2017. Certificates of deposit decreased $25.2 million, or 36.3%, to $44.1 million at March 31, 2018 from $69.3 million at December 31, 2017, primarily due to maturities of $30.2 million, partially offset by purchases of $5.0 million. Securities at fair value decreased $4.1 million, or 10.8%, to $34.2 million at March 31, 2018 from $38.4 million at December 31, 2017.

Loan Portfolio Analysis. At March 31, 2018, net loans were $4.900 billion, or 89.7% of total assets. During the three months ended March 31, 2018, net loans increased $277.5 million, or 6.0%. Loan originations totaled $349.7 million during the three months ended March 31, 2018. The increase in net loans resulted primarily from increases of $189.2 million in commercial real estate loans, $79.3 million in multi-family loans, $10.4 million in one- to four-family loans and $7.5 million in commercial and industrial loans. Refer to Note 5, Loans, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding the loans held in the Company’s loan portfolio.

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

Delinquencies. Total past due loans decreased $1.6 million, or 24.4%, to $5.0 million at March 31, 2018 from $6.6 million at December 31, 2017, reflecting decreases of $856,000 in loans 90 days or greater past due and $747,000 in loans 30 to 89 days past due. At March 31, 2018, non-accrual loans exceeded loans 90 days or greater past due primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected and certain loans remain on non-accrual status until they attain a sustained contractual payment history of six consecutive months.

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including TDRs on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At March 31, 2018, we did not have any accruing loans past due 90 days or greater. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the fair value, less estimated costs to sell, at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $1.3 million at March 31, 2018. The following table provides information with respect to our non-performing assets at the dates indicated.

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One- to four-family	$6,568	$6,890
Home equity lines of credit	562	562
Commercial real estate	378	388
Total real estate loans	7,508	7,840
Commercial and industrial	523	523
Total non-accrual loans (1)	8,031	8,363
Total non-performing assets	$8,031	$8,363
Non-accrual loans to total loans	0.16%	0.18%
Non-accrual loans to total assets	0.15%	0.16%
Non-performing assets to total assets	0.15%	0.16%

(1)	TDRs on accrual status not included above totaled $12.5 million at March 31, 2018 and $12.7 million at December 31, 2017.

Non-accrual loans decreased $332,000, or 4.0%, to $8.0 million, or 0.16% of total loans outstanding at March 31, 2018, from $8.4 million, or 0.18% of total loans outstanding at December 31, 2017, primarily due to decrease of $322,000 in non-accrual, one- to four-family loans.

Achieving and maintaining a moderate risk profile by aggressively managing troubled assets has been and will continue to be a primary focus for us. At March 31, 2018, our allowance for loan losses was $47.5 million, or 0.96% of total loans and 591.31% of non-accrual loans, compared to $45.2 million, or 0.97% of total loans and 540.30% of non-accrual loans at December 31, 2017. We increased our allowance primarily as a result of growth in the loan portfolio, in particular, commercial loans. Included in our allowance at March 31, 2018 was a general component of $47.3 million, which is based upon our evaluation of various factors relating to loans not deemed to be impaired. We continue to believe our level of non-performing loans and assets, which declined significantly during the past two years, is manageable and we believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

At March 31, 2018 and December 31, 2017, the Company did not hold any foreclosed real estate. We continue to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures.

Troubled Debt Restructurings. In the course of resolving loans to borrowers with financial difficulties, we may choose to restructure the contractual terms of certain loans, with terms modified to fit the ability of the borrower to repay in line with its current financial status. A loan is considered a TDR if, for reasons related to the debtor’s financial difficulties, a concession is granted to the debtor that would not otherwise be considered.

Total TDRs decreased $134,000 to $13.6 million at March 31, 2018 from $13.7 million at December 31, 2017, reflecting principal paydowns. Modifications of TDRs consist of rate reductions, loan term extensions or provisions for interest-only payments for specified periods up to 12 months. We have generally been successful with the concessions we have offered to borrowers to date. We generally return TDRs to accrual status when they have sustained payments for six consecutive months based on the restructured terms and future payments are reasonably assured.

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

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. These other potential problem loans are generally loans classified as “substandard” or 8-rated loans in accordance with our ten-grade internal loan rating system that is consistent with guidelines established by banking regulators. At March 31, 2018, other potential problem loans totaled $48.7 million, including $45.6 million of commercial and industrial loans and $3.1 million of multi-family loans. The $45.6 million of commercial and industrial loan relationships classified as substandard are comprised of two loans to non-profit educational organizations in eastern Massachusetts with loan balances of $24.3 million and $21.3 million that were identified during our loan review process as having possible financial issues that, if not corrected, could result in some loss to the Company. It was determined that both of these loan relationships are performing in accordance with the terms of their loans with the current expectation that we will be repaid in full in accordance with those terms, but with continual credit monitoring of the relationships.

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

Changes in the allowance for loan losses during the periods indicated were as follows:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Beginning balance	$45,185	$40,149
Provision for loan losses	2,189	1,619
Charge-offs:
Consumer	(80)	(91)
Total charge-offs	(80)	(91)
Recoveries:
One- to four-family	—	30
Commercial real estate	5	—
Construction	175	45
Home equity lines of credit	1	—
Consumer	13	12
Total recoveries	194	87
Net recoveries (charge-offs)	114	(4)
Ending balance	$47,488	$41,764
Allowance to non-accrual loans	591.31%	305.16%
Allowance to total loans outstanding	0.96%	1.03%
Net recoveries (charge-offs) to average loans outstanding	0.01%	(0.00)%

Our provision for loan losses was $2.2 million for the three months ended March 31, 2018 compared to $1.6 million for the three months ended March 31, 2017.  For the three months ended March 31, 2018, the increase in the provision for loan losses was primarily due to growth in the commercial loan categories. The changes in the provision and the allowance for loan losses coverage ratio were based on management’s assessment of loan portfolio growth and composition changes, declines in historical charge-off trends, reduced levels of problem loans and other improving asset quality trends. The increase in the allowance for loan losses at March 31, 2018 compared to December 31, 2017 was primarily due to increases in the commercial real estate and multi-family loan categories. Generally, multi-family, commercial real estate, construction and commercial and industrial loan categories have higher inherent credit risks than one- to four- family loans and home equity lines of credit. We continue to assess the adequacy of our allowance for loan losses in accordance with established policies.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	March 31, 2018			December 31, 2017
			Percent of			Percent of
		Percent of	Loans in		Percent of	Loans in
		Allowance	Category		Allowance	Category
		to Total	of Total		to Total	of Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$925	1.9%	12.4%	$1,001	2.2%	12.9%
Multi-family	6,989	14.7	17.3	6,263	13.9	16.7
Home equity lines of credit	62	0.1	0.9	62	0.1	1.0
Commercial real estate	23,873	50.3	45.5	21,513	47.6	44.2
Construction	9,581	20.2	12.9	10,166	22.5	13.7
Total real estate loans	41,430	87.2	89.0	39,005	86.3	88.5
Commercial and industrial	5,978	12.6	10.8	6,084	13.5	11.3
Consumer	80	0.2	0.2	96	0.2	0.2
Total loans	$47,488	100.0%	100.0%	$45,185	100.0%	100.0%

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

We had impaired loans totaling $4.9 million as of March 31, 2018 and December 31, 2017. At March 31, 2018, impaired loans totaling $1.8 million had a valuation allowance of $193,000. Impaired loans totaling $1.8 million had a valuation allowance of $184,000 at December 31, 2017. Our average investment in impaired loans was $5.1 million and $8.5 million for the three months ended March 31, 2018 and 2017, respectively.

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

Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral-dependent as of March 31, 2018 and considered any probable loss in determining the allowance for loan losses.

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

Loans that are partially charged off generally remain on non-accrual status until foreclosure or such time that they are performing in accordance with the terms of the loan and have a sustained contractual payment history of at least six consecutive months. The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. Loan losses are charged against the allowance when we believe the uncollectability of a loan balance is confirmed; for collateral-dependent loans, generally when appraised values (as adjusted values, if applicable), less estimated costs to sell, are less than our carrying values.

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

Securities Portfolio. At March 31, 2018, our securities portfolio was $34.2 million, or 0.6% of total assets. During the three months ended March 31, 2018, the securities portfolio decreased $4.1 million, or 10.8%, primarily due to $726,000 in maturities, calls and principal payments and $3.0 million in sales, partially offset by $495,000 in purchases. At March 31, 2018, the securities portfolio consisted of $19.5 million, or 57.0%, in debt securities and $14.7 million, or 43.0%, in equity securities. The debt securities within the portfolio are government-sponsored enterprises, municipal bonds, and mortgage-backed securities issued by government-sponsored enterprises and private companies. Included in marketable equity securities are common stocks and money market mutual funds. We purchase equity securities with the intent to generate long-term capital gains through purchasing investment grade dividend paying securities in companies with relatively low long-term debt and a history of sustained earnings and above-average growth. We typically initiate a securities position based on market opportunities. At March 31, 2018, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our stockholders’ equity. Refer to Note 4, Securities, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our securities portfolio.

Deposits. Deposits are a major source of our funds for lending and other investment purposes. Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Our deposit base is comprised of demand, interest-bearing checking, money market, regular savings and other deposits, and certificates of deposit, which include brokered certificates of deposit. We consider demand, interest-bearing checking, money market, and regular savings and other deposits to be core deposits. Total deposits increased $81.5 million, or 2.0%, to $4.189 billion at March 31, 2018 from $4.108 billion at December 31, 2017. Our continuing focus on the acquisition and expansion of core deposit relationships resulted in net growth in core deposits of $43.7 million, or 1.6%, to $2.781 billion, or 66.4% of total deposits. Refer to Note 6, Deposits, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our deposits.

The following table sets forth the average balances of deposits for the periods indicated.

	Three Months Ended March 31,
	2018			2017
			Percent			Percent
	Average	Average	of Total	Average	Average	of Total
	Balance	Rate	Deposits	Balance	Rate	Deposits
	(Dollars in thousands)
Noninterest-bearing demand deposits	$488,459	—%	11.6%	$425,353	—%	11.9%
Interest-bearing demand deposits	1,032,514	1.10	26.3	654,977	0.75	20.5
Money market deposits	883,549	0.94	20.3	1,008,392	0.90	27.5
Regular savings and other deposits	335,288	0.14	8.2	307,940	0.14	8.8
Certificates of deposit	1,376,113	1.63	33.6	1,134,329	1.38	31.3
Total	$4,115,923	1.04%	100.0%	$3,530,991	0.85%	100.0%

Borrowings. We use borrowings from the FHLB to supplement our supply of funds for loans and investments. At March 31, 2018 and December 31, 2017, FHLB advances totaled $582.6 million and $513.4 million, respectively, with a weighted average rate of 1.24% and 1.22%, respectively. Total borrowings increased $69.1 million, or 13.5%, during the three months ended March 31, 2018. During the three months ended March 31, 2018 the Bank entered into long-term advances with the FHLB totaling $120.0 million with original terms of five years and initial interest rates ranging from 0.20% to 2.26%. The maturing advances with the FHLB during the three months ended March 31, 2018 totaled $5.0 million and consisted of a long term advance with an original term of two years and a fixed interest rate of 1.35%. The called advances with the FHLB during the three months ended March 31, 2018 totaled $45.0 million and consisted of long term advances with original terms ranging from four to five years and interest rates at the time of call ranging from 0.28% to 1.15%. At March 31, 2018, we also had an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily, none of which was outstanding at that date. Refer to Note 7, Borrowings, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our borrowings.

Information relating to borrowings is detailed in the following table.

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Balance outstanding at end of period	$582,561	$334,827
Average amount outstanding during the period	$521,090	$330,604
Weighted average interest rate during the period	1.28%	1.20%
Maximum outstanding at any month end	$582,561	$334,827
Weighted average interest rate at end of period	1.24%	1.23%

Stockholders’ Equity. Total stockholders’ equity increased $9.2 million, or 1.4%, to $655.6 million at March 31, 2018, from $646.4 million at December 31, 2017. The increase for the three months ended March 31, 2018 was due primarily to net income of $12.0 million and $2.0 million related to stock-based compensation plans, partially offset by the repurchase of 100,000 shares of the Company’s stock at a total cost of $2.0 million, dividends of $0.05 per share totaling $2.6 million and $245,000 in accumulated other comprehensive loss, reflecting a decrease in the fair value of available-for-sale securities. Stockholders’ equity to assets was 12.01% at March 31, 2018, compared to 12.20% at December 31, 2017. Book value per share increased to $12.13 at March 31, 2018 from $11.96 at December 31, 2017. At March 31, 2018, the Company and the Bank continued to exceed all regulatory capital requirements. Refer to “Capital Management” within this report for more information regarding capital requirements and actual capital amounts and ratios for the Bank and the Company.

Results of Operations for the Three Months Ended March 31, 2018 and 2017

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

Net income information is as follows:

	Three Months Ended March 31,		Change
	2018	2017	Amount	Percent
	(Dollars in thousands)
Net interest income	$39,848	$33,353	$6,495	19.5%
Provision for loan losses	2,189	1,619	570	35.2
Non-interest income	2,333	4,072	(1,739)	(42.7)
Non-interest expenses	24,689	21,877	2,812	12.9
Net income	11,994	9,244	2,750	29.7
Basic earnings per share	0.23	0.18	0.05	29.3
Diluted earnings per share	0.23	0.18	0.04	22.2
Return on average assets	0.90%	0.82%	0.08%	9.8
Return on average equity	7.35%	6.03%	1.32%	21.9

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

	Three Months Ended March 31,
	2018			2017
	Average Balance	Interest (1)	Yield Cost (1)(6)	Average Balance	Interest (1)	Yield Cost (1)(6)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$4,776,876	$50,573	4.29%	$4,000,857	$41,689	4.23%
Securities and certificates of deposits	96,511	523	2.20	145,841	725	2.02
Other interest-earning assets (3)	317,883	1,522	1.94	243,478	646	1.07
Total interest-earning assets	5,191,270	52,618	4.11	4,390,176	43,060	3.98
Noninterest-earning assets	125,293			111,757
Total assets	$5,316,563			$4,501,933
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,032,514	2,791	1.10	$654,977	1,219	0.75
Money market deposits	883,549	2,057	0.94	1,008,392	2,230	0.90
Regular savings and other deposits	335,288	114	0.14	307,940	108	0.14
Certificates of deposit	1,376,113	5,547	1.63	1,134,329	3,862	1.38
Total interest-bearing deposits	3,627,464	10,509	1.17	3,105,638	7,419	0.97
Borrowings	521,090	1,642	1.28	330,604	980	1.20
Total interest-bearing liabilities	4,148,554	12,151	1.19	3,436,242	8,399	0.99
Noninterest-bearing demand deposits	488,459			425,353
Other noninterest-bearing liabilities	26,638			27,312
Total liabilities	4,663,651			3,888,907
Total stockholders' equity	652,912			613,026
Total liabilities and stockholders' equity	$5,316,563			$4,501,933
Net interest-earning assets	$1,042,716			$953,934
Fully tax-equivalent net interest income		40,467			34,661
Less: tax-equivalent adjustments		(619)			(1,308)
Net interest income		$39,848			$33,353
Interest rate spread (1)(4)			2.92%			2.99%
Net interest margin (1)(5)			3.16%			3.20%
Average interest-earning assets to average interest-bearing liabilities		125.13%			127.76%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$4,115,923	$10,509	1.04%	$3,530,991	$7,419	0.85%
Total deposits and borrowings, including noninterest-bearing demand deposits	$4,637,013	$12,151	1.06%	$3,861,595	$8,399	0.88%

(1)

Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, as well as resulting yields, interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the three months ended March 31, 2018 and 2017, yields on loans before tax-equivalent adjustments were 4.24% and 4.10%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 2.07% and 1.71%, respectively, and yields on total interest-earning assets before tax-equivalent adjustments were 4.06% and 3.86%, respectively. Interest rate spread before tax-equivalent adjustments for the three months ended March 31, 2018 and 2017 was 2.87% and

2.87%, respectively, while net interest margin before tax-equivalent adjustments for the three months ended March 31, 2018 and 2017 was 3.11% and 3.08%, respectively.
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

	Three Months Ended March 31,
	2018 Compared to 2017
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest income:
Loans	$8,206	$678	$8,884
Securities and certificates of deposit	(263)	61	(202)
Other interest-earning assets	241	635	876
Total	8,184	1,374	9,558
Interest expense:
Deposits	1,508	1,582	3,090
Borrowings	597	65	662
Total	2,105	1,647	3,752
Change in fully tax-equivalent net interest income	$6,079	$(273)	$5,806

The interest rate spread and net interest margin on a tax-equivalent basis were 2.92% and 3.16%, respectively, for the three months ended March 31, 2018 compared to 2.99% and 3.20%, respectively, for the three months ended March 31, 2017. The 19.5% increase in net interest income for the three months ended March 31, 2018 was primarily due to loan growth, partially offset by growth in deposits and borrowings along with an increase in the cost of funds. The interest rate spread and interest rate margin on a tax-equivalent basis for the three months ended March 31, 2018 reflect the reduction in the statutory federal income tax rate to 21% from 35%.

The yield on interest-earning assets on a tax-equivalent basis increased 13 basis points to 4.11% for the three months ended March 31, 2018 compared to 3.98% for the three months ended March 31, 2017, while the cost of funds increased 18 basis points to 1.06% from 0.88% for the three months ended March 31, 2018 and 2017, respectively. The increase in interest income was primarily due to growth in the Company’s average loan balances of $776.0 million, or 19.4%, to $4.777 billion, and an increase in the yield on loans on a tax-equivalent basis of six basis points to 4.29% for the three months ended March 31, 2018 compared to 4.23% for the three months ended March 31, 2017. The yields on loans and interest-earning assets on a tax-equivalent basis for the three months ended March 31, 2018 reflect the reduction in the statutory federal income tax rate to 21% from 35%. The increase in interest expense on deposits was primarily due to the growth in average total deposits of $584.9 million, or 16.6%, to $4.116 billion and an increase in the average total cost of deposits of 19 basis points to 1.04% for the three months ended March 31, 2018 compared the same period in March 31, 2017. The increase in interest expense on borrowings was primarily due to the increase in average borrowings of $190.5 million, or 57.6%, to $521.1 million, and an increase in the cost of average borrowings of eight basis points to 1.28% for the three months ended March 31, 2018 compared to 1.20% for the three months ended March 31, 2017.
Provision for Loan Losses. The provision for loan losses was $2.2 million for the three months ended March 31, 2018 compared to $1.6 million for the three months ended March 31, 2017. For further discussion of the changes in the provision and allowance for loan losses, refer to “Allowance for Loan Losses.”

Non-Interest Income. Non-interest income information is as follows:

	Three Months Ended March 31,		Change
	2018	2017	Amount	Percent
	(Dollars in thousands)
Customer service fees	$2,170	$2,052	$118	5.8%
Loan fees	295	68	227	333.8
Mortgage banking gains, net	133	90	43	47.8
Gain on sales of securities available for sale, net	—	1,574	(1,574)	(100.0)
Loss on equity securities, net	(537)	—	(537)	—
Income from bank-owned life insurance	272	288	(16)	(5.6)
Total non-interest income	$2,333	$4,072	$(1,739)	(42.7)%

There were no sales of securities available for sale during the three months ended March 31, 2018. Equity securities sold during the three months ended March 31, 2018 resulted in a gain of $154,000.  This gain was offset by a $691,000 unrealized loss recognized during the reporting period for equity securities held in the portfolio at fair value as of March 31, 2018. This change in reporting classification is due to the implementation of ASU 2016-01 on January 1, 2018. See Note 4 - Securities for additional disclosures.

Non-Interest Expense. Non-interest expense information is as follows:

	Three Months Ended March 31,		Change
	2018	2017	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$15,394	$13,675	$1,719	12.6%
Occupancy and equipment	3,539	3,023	516	17.1
Data processing	1,683	1,379	304	22.0
Marketing and advertising	967	854	113	13.2
Professional services	965	1,135	(170)	(15.0)
Deposit insurance	797	691	106	15.3
Merger and acquisition	74	—	74	—
Other general and administrative	1,270	1,120	150	13.4
Total non-interest expenses	$24,689	$21,877	$2,812	12.9%

The increase in salaries and employee benefits expense reflects annual increases in employee compensation and health benefits during the three months ended March 31, 2018. In addition, the increase in salaries and employee benefits, occupancy and equipment expenses and data processing include costs associated with the expansion of our branch and support staff, including two branches acquired from Meetinghouse Bank on December 29, 2017, one new branch opened in the first quarter of 2018 and four new branch openings planned for later in 2018.  Professional services decreased primarily due to additional costs incurred in the three months ended March 31, 2017 related to regulatory compliance projects undertaken to enhance our regulatory compliance infrastructure. Other general and administrative expenses increased primarily due to core deposit intangible amortization initiated in the three months ended March 31, 2018.

The Company’s efficiency ratio was 57.62% for the quarter ended March 31, 2018 compared to 61.02% for the quarter ended March 31, 2017. The efficiency ratio is a non-GAAP measure representing non-interest expense, excluding merger and acquisition expenses, divided by the sum of net interest income and non-interest income excluding gains or losses on sales of securities, and gains or losses on equity securities. The efficiency ratio is a common measure used by banks to understand expenses related to the generation of revenue. We have removed gains or losses on sales of securities and gains or losses on equity securities as management deems them to be either discretionary or market driven and not representative of operating performance. We have removed merger and acquisition expenses as management deems them to be not representative of operating performance.

Income Tax Provision. We recorded a provision for income taxes of $3.3 million for the three months ended March 31, 2018, reflecting an effective tax rate of 21.6%, compared to $4.7 million, or a 33.6% effective tax rate, for the three months ended March 31, 2017. The reductions in the provision for income taxes and the effective tax rate for the quarter ended March 31, 2018 reflect the decrease in the statutory federal income tax rate to 21% from 35% effective January 1, 2018 as a result of the Tax Cuts and Jobs Act.

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

Our most liquid assets are cash and due from banks, and certificates of deposit with other banks. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2018, cash and due from banks totaled $316.4 million and certificates of deposit totaled $44.1 million. In addition, at March 31, 2018, we had $105.0 million of available borrowing capacity with the FHLB, including a $9.4 million line of credit. On March 31, 2018, we had $582.6 million of advances outstanding. We periodically pledge additional multi-family and commercial real estate loans held in the Bank’s portfolio as qualified collateral to increase our borrowing capacity with the FHLB. Based on such additions to our qualified collateral, our available borrowing capacity with the FHLB increased to $258.5 million as of April 30, 2018.

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

A significant use of our liquidity is the funding of loan originations. At March 31, 2018 and December 31, 2017, we had total loan commitments outstanding of $1.263 billion and $1.205 billion, respectively. Historically, many of the commitments expire without being fully drawn; therefore the total amount of commitments does not necessarily represent future cash requirements. Refer to Note 8, Commitments and Derivatives, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our outstanding commitments.

Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of March 31, 2018 totaled $580.6 million, or 41.2% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained with us. We have the ability to attract and retain deposits by adjusting the interest rates offered and accepting brokered certificates of deposit when it is deemed cost effective.

Meridian Bancorp, Inc. is a separate legal entity from East Boston Savings Bank and it must provide for its own liquidity to pay dividends and repurchase its common stock and for other corporate purposes. Meridian Bancorp, Inc.’s primary source of liquidity is the remaining proceeds from the 2014 second-step offering, and to a lesser extent dividend payments received from East Boston Savings Bank. The ability of East Boston Savings Bank to pay dividends is subject to regulatory requirements. At March 31, 2018, Meridian Bancorp, Inc. (on an unconsolidated basis) had cash and cash equivalents, certificates of deposit and equity securities totaling $86.6 million.

Capital Management. Both the Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2018, both the Company and the Bank exceeded all of their respective regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

Federal banking regulations include minimum capital requirements for financial institutions. The regulation includes a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6% and a minimum leverage ratio of 4% for all banking organizations. Additionally, financial institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total to risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer is being phased in over three years, beginning on January 1, 2016. Also, certain new deductions from and adjustments to regulatory capital will be phased in over several years. Management believes that the Company will remain characterized as “well-capitalized” throughout the phase-in periods.

The Company may use capital management tools such as cash dividends and common share repurchases. We are subject to the Federal Reserve Board’s notice provisions for stock repurchases. In August 2015, the Company received regulatory approval from the Massachusetts Commissioner of Banks and a non-objection from the Federal Reserve Bank to adopt a stock repurchase program for up to 5% of its common stock. As of March 31, 2018, the Company had repurchased 2,159,611 shares of its stock at an average price of $14.00 per share, or 78.9% of the 2,737,334 shares authorized for repurchase under the Company’s repurchase program. The Company’s Board of Directors declared a quarterly cash dividend of $0.05 per common share on March 1, 2018.  The dividend was paid on April 3, 2018 to stockholders of record at the close of business on March 20, 2018.

The Company’s and the Bank’s actual capital amounts and ratios follow:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2018
Total Capital (to Risk Weighted Assets):
Company	$680,977	13.1%	$415,597	8.0	N/A	N/A
Bank	571,337	11.0	414,783	8.0	$518,479	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Company	633,489	12.2	311,698	6.0	N/A	N/A
Bank	523,849	10.1	311,088	6.0	414,783	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	633,489	12.2	233,773	4.5	N/A	N/A
Bank	523,849	10.1	233,316	4.5	337,012	6.5
Tier 1 Capital (to Average Assets):
Company	633,489	11.9	212,663	4.0	N/A	N/A
Bank	523,849	10.0	209,366	4.0	261,707	5.0
December 31, 2017
Total Capital (to Risk Weighted Assets):
Company	$669,536	13.6%	$393,875	8.0%	N/A	N/A
Bank	555,737	11.3	392,729	8.0	$490,911	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Company	624,039	12.7	295,406	6.0	N/A	N/A
Bank	510,240	10.4	294,546	6.0	392,729	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	624,039	12.7	221,554	4.5	N/A	N/A
Bank	510,240	10.4	220,910	4.5	319,092	6.5
Tier 1 Capital (to Average Assets):
Company	624,039	12.1	206,293	4.0	N/A	N/A
Bank	510,240	10.1	202,224	4.0	252,780	5.0

A reconciliation of the Company’s and Bank’s stockholders’ equity to regulatory capital follows:

	March 31,		December 31,
	2018		2017
	Consolidated	Bank	Consolidated	Bank
	(In thousands)
Total stockholders' equity per financial statements	$655,607	$545,967	$646,399	$532,600
Adjustments to Tier 1 and Common Equity Tier 1 capital:
Accumulated other comprehensive loss (income)	616	616	(128)	(128)
Goodwill disallowed	(19,638)	(19,638)	(19,638)	(19,638)
Core deposit intangible, net of deferred tax liability disallowed	(3,096)	(3,096)	(2,594)	(2,594)
Total Tier 1 and Common Equity Tier 1 capital	633,489	523,849	624,039	510,240
Adjustments to total capital:
Allowance for loan losses	47,488	47,488	45,185	45,185
45% of net unrealized gains on marketable equity securities	—	—	312	312
Total regulatory capital	$680,977	$571,337	$669,536	$555,737

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

For the three months ended March 31, 2018, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Increase (Decrease)	March 31, 2018			December 31, 2017
in Market Interest Rates	Amount	Change	Percent	Amount	Change	Percent
	(Dollars in thousands)
300	$153,358	$(6,543)	(4.09)%	$149,829	$(6,785)	(4.30)%
Flat	159,901			156,614
-100	168,974	9,073	5.67	159,112	2,498	1.60

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

ITEM 1A.     RISK FACTORS

For information regarding our risk factors, see “Risk Factors,” in the Company’s 2017 Annual Report on Form 10-K, filed with the SEC on March 1, 2018, which is available through the SEC’s website at www.sec.gov. As of March 31, 2018, our risk factors have not changed materially from those reported in the annual report. The risks described in the annual report are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a.)	Not applicable
(b.)	Not applicable
(c.)	The following table sets forth information with respect to any purchase made by or on behalf of the Company during the indicated periods:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2018	—	$—	—	677,723
February 1 – 28, 2018	100,000	$19.96	100,000	577,723
March 1 – 31, 2018	—	$—	—	577,723
	100,000	$19.96	100,000	577,723
(1)	In August 2015, the Company’s Board of Directors voted to adopt a stock repurchase program of up to 5% of its outstanding common stock, or 2,737,334 shares of its common stock.

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

MERIDIAN BANCORP, INC. (Registrant)

Date: May 10, 2018	By:	/s/ Richard J. Gavegnano
Richard J. Gavegnano Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2018	By:	/s/ Mark L. Abbate
Mark L. Abbate
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)