Form 10-Q
period 2018-06-30
Meridian Bancorp, Inc.
filed 2018-08-09
CIK 1600125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2018

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

As of August 1, 2018, there were 53,929,594 outstanding shares of the Registrant’s common stock.

MERIDIAN BANCORP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2018	2017
	(Dollars in thousands)
ASSETS
Cash and due from banks	$329,588	$402,687
Certificates of deposit	23,885	69,326
Securities available for sale, at fair value	18,437	38,364
Equity securities, at fair value	15,428	—
Federal Home Loan Bank stock, at cost	29,546	24,947
Loans held for sale	1,052	3,772
Loans, net of fees and costs	5,164,261	4,667,983
Less: allowance for loan losses	(49,401)	(45,185)
Loans, net	5,114,860	4,622,798
Bank-owned life insurance	40,885	40,336
Premises and equipment, net	41,584	40,967
Accrued interest receivable	12,699	12,902
Deferred tax asset, net	15,896	15,244
Goodwill	19,638	19,638
Core deposit intangible	2,948	3,243
Other assets	11,142	5,231
Total assets	$5,677,588	$5,299,455
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non interest-bearing	$486,334	$477,428
Interest-bearing	3,903,237	3,630,433
Total deposits	4,389,571	4,107,861
Long-term debt	591,660	513,444
Accrued expenses and other liabilities	31,691	31,751
Total liabilities	5,012,922	4,653,056
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 53,905,279 and 54,039,316 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	539	540
Additional paid-in capital	392,955	395,716
Retained earnings	289,949	268,533
Accumulated other comprehensive income (loss)	(699)	128
Unearned compensation - ESOP, 2,496,154 and 2,557,036 shares at June 30, 2018 and December 31, 2017, respectively	(18,078)	(18,518)
Total stockholders' equity	664,666	646,399
Total liabilities and stockholders' equity	$5,677,588	$5,299,455

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$53,904	$43,195	$103,889	$83,684
Interest on debt securities:
Taxable	126	83	252	202
Tax-exempt	15	8	30	18
Dividends on equity securities	134	291	282	568
Interest on certificates of deposit	141	196	344	408
Other interest and dividend income	1,527	736	3,049	1,381
Total interest and dividend income	55,847	44,509	107,846	86,261
Interest expense:
Interest on deposits	12,751	7,935	23,260	15,354
Interest on short-term borrowings	—	4	—	4
Interest on long-term debt	2,049	1,114	3,691	2,094
Total interest expense	14,800	9,053	26,951	17,452
Net interest income	41,047	35,456	80,895	68,809
Provision for loan losses	1,870	1,497	4,059	3,116
Net interest income, after provision for loan losses	39,177	33,959	76,836	65,693
Non-interest income:
Customer service fees	2,282	2,214	4,452	4,266
Loan fees	(158)	1,634	137	1,702
Mortgage banking gains, net	63	82	196	172
Gain on sales of securities available for sale, net	—	808	—	2,382
Gain (loss) on equity securities, net	388	—	(149)	—
Income from bank-owned life insurance	277	292	549	580
Other income	6	—	6	—
Total non-interest income	2,858	5,030	5,191	9,102
Non-interest expenses:
Salaries and employee benefits	14,438	12,752	29,832	26,427
Occupancy and equipment	3,025	3,036	6,564	6,059
Data processing	1,653	1,474	3,336	2,853
Marketing and advertising	1,006	953	1,973	1,807
Professional services	1,000	1,106	1,965	2,241
Deposit insurance	782	813	1,579	1,504
Merger and acquisition	14	—	88	—
Other general and administrative	1,547	1,271	2,817	2,391
Total non-interest expenses	23,465	21,405	48,154	43,282
Income before income taxes	18,570	17,584	33,873	31,513
Provision for income taxes	4,508	6,237	7,817	10,922
Net income	$14,062	$11,347	$26,056	$20,591
Earnings per share:
Basic	$0.27	$0.22	$0.51	$0.40
Diluted	$0.27	$0.22	$0.49	$0.39
Weighted average shares:
Basic	51,437,726	51,003,967	51,484,521	50,976,950
Diluted	52,867,787	52,422,486	52,975,541	52,474,761

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$14,062	$11,347	$26,056	$20,591
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gain (loss)	(117)	596	(498)	2,554
Reclassification adjustment for gains realized in income (1)	—	(808)	—	(2,382)
Net unrealized gain (loss)	(117)	(212)	(498)	172
Tax effect	38	83	174	(73)
Total other comprehensive income (loss)	(79)	(129)	(324)	99
Comprehensive income	$13,983	$11,218	$25,732	$20,690

(1)

Amount is included in gain on sales of securities available for sale, net in the Consolidated Statements of Net Income. Provision for income tax associated with the reclassification adjustment for the three and six months ended June 30, 2017 was $316,000 and $1.0 million, respectively.

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation - ESOP	Total
	(Dollars in thousands)
Six Months Ended June 30, 2018
Balance at December 31, 2017	54,039,316	$540	$395,716	$268,533	$128	$(18,518)	$646,399
Cumulative effect of adopting Accounting Standards Update 2016-01	—	—	—	503	(503)	—	—
Comprehensive income (loss)	—	—	—	26,056	(324)	—	25,732
Dividends declared ($0.10 per share)	—	—	—	(5,143)	—	—	(5,143)
Repurchased stock related to buyback program	(314,010)	(3)	(6,058)	—	—	—	(6,061)
ESOP shares earned (60,882 shares)	—	—	779	—	—	440	1,219
Share-based compensation expense - restricted stock, net of awards forfeited	(5,550)	—	1,412	—	—	—	1,412
Share-based compensation expense - stock options, net of awards forfeited	—	—	822	—	—	—	822
Stock options exercised	185,523	2	284	—	—	—	286
Balance at June 30, 2018	53,905,279	$539	$392,955	$289,949	$(699)	$(18,078)	$664,666
Six Months Ended June 30, 2017
Balance at December 31, 2016	53,596,105	$536	$390,065	$234,290	$1,806	$(19,400)	$607,297
Comprehensive income	—	—	—	20,591	99	—	20,690
Dividends declared ($0.08 per share)	—	—	—	(4,081)	—	—	(4,081)
ESOP shares earned 60,882 shares)	—	—	657	—	—	441	1,098
Share-based compensation expense - restricted stock, net of awards forfeited	(9,440)	—	985	—	—	—	985
Share-based compensation expense - stock options, net of awards forfeited	—	—	556	—	—	—	556
Stock options exercised	63,281	1	183	—	—	—	184
Balance at June 30, 2017	53,649,946	$537	$392,446	$250,800	$1,905	$(18,959)	$626,729

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$26,056	$20,591
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of acquisition fair value adjustments	77	(80)
Amortization of core deposit intangible	295	—
ESOP shares earned expense	1,219	1,098
Provision for loan losses	4,059	3,116
Accretion of net deferred loan origination fees	(779)	(479)
Net amortization (accretion) of securities available for sale	24	(11)
Depreciation and amortization expense	1,485	1,580
Gain on sales of securities, net	(154)	(2,382)
Unrealized losses on equity securities	303	—
Deferred income tax benefit	(478)	(340)
Income from bank-owned life insurance	(549)	(580)
Share-based compensation expense	2,234	1,541
Net changes in:
Loans held for sale	2,720	1,687
Accrued interest receivable	203	(687)
Other assets	(5,911)	(2,145)
Accrued expenses and other liabilities	(53)	(4,116)
Net cash provided by operating activities	30,751	18,793
Cash flows from investing activities:
Purchases of certificates of deposit	(5,000)	(5,000)
Maturities of certificates of deposit	50,441	—
Activity in securities, at fair value:
Proceeds from maturities, calls and principal payments	1,630	10,989
Purchase of mutual funds, net	—	(35)
Proceeds from sales	2,961	11,584
Purchases	(763)	(5,274)
Loans originated, net of principal payments received	(495,426)	(359,775)
Purchases of premises and equipment	(2,061)	(733)
Purchase of Federal Home Loan Bank stock	(4,599)	(4,404)
Net cash used in investing activities	(452,817)	(352,648)
Cash flows from financing activities:
Net increase in deposits	281,661	184,089
Net change in borrowings with maturities less than three months	—	40,000
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	305,000	205,625
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(226,769)	(94,122)
Cash dividends paid on common stock	(5,150)	(3,568)
Stock options exercised	286	184
Repurchase of common stock	(6,061)	—
Net cash provided by financing activities	348,967	332,208
Net change in cash and cash equivalents	(73,099)	(1,647)
Cash and cash equivalents at beginning of period	402,687	236,423
Cash and cash equivalents at end of period	$329,588	$234,776
Supplemental cash flow information:
Interest paid on deposits	$22,746	$15,330
Interest paid on borrowings	3,508	1,982
Income taxes paid, net of refunds	14,379	14,035
Non-cash investing and financing activities:
Net amounts due from broker on security transactions	—	603

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission (“SEC”) on March 1, 2018, and is available through the SEC’s website at www.sec.gov.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall, (Subtopic 825-10). The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Targeted changes to GAAP include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. The ASU required a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption to reclassify the cumulative change in fair value of equity securities previously recognized in Accumulated Other Comprehensive Income (“AOCI”). ASU 2016-01 become effective for the Company on January 1, 2018. The adoption of the guidance resulted in an insignificant cumulative-effect adjustment that increased retained earnings, with an offsetting adjustment to deferred taxes and AOCI. See Note 4 – Securities for disclosures related to equity securities.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including loans, held-to-maturity debt securities and commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology, referred to as Current Expected Credit Loss, or CECL, that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Credit losses on available-for-sale debt securities will be measured in a manner similar to current GAAP, but will be recognized through an allowance rather than as a direct write-down. This update will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is developing a project plan to facilitate the implementation of CECL. This plan will consider potential enhancements to internal controls, loan pool segmentation, loan loss estimation methodology, data gathering resources, data analytics and necessary disclosures. The adoption of this ASU may result in material changes to the allowance for loan losses with a resulting adjustment to retained earnings, however any potential adjustment will be dependent on the credit risks within the portfolio and the economic environment at the time of adoption.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350). The update intends to simplify the subsequent measurement of goodwill by requiring an entity to compare the fair value of a reporting unit to its carrying value, including goodwill. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the impairment charge should not exceed the total amount of goodwill allocated to that reporting unit. This update will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of this ASU is not expected to be material to the Company’s results of operations or financial position.

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

Basic and diluted earnings per share have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share amounts)
Net income available to common stockholders	$14,062	$11,347	$26,056	$20,591
Basic weighted average shares outstanding	51,437,726	51,003,967	51,484,521	50,976,950
Effect of dilutive stock options	1,430,061	1,418,519	1,491,020	1,497,811
Diluted weighted average shares outstanding	52,867,787	52,422,486	52,975,541	52,474,761
Earnings per share:
Basic	$0.27	$0.22	$0.51	$0.40
Diluted	$0.27	$0.22	$0.49	$0.39

For the three and six months ended June 30, 2018, options for the exercise of 63,629 shares and 48,493 shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. An anti-dilutive option exists when the average stock price for the period is less than the exercise price of the option. For the three and six months ended June 30, 2017, there were no anti-dilutive options.

4. SECURITIES

Securities Available for Sale

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
June 30, 2018
Debt securities:
Government-sponsored enterprises	$1,907	$—	$(59)	$1,848
Municipal bonds	2,099	—	(72)	2,027
Residential mortgage-backed securities:
Government-sponsored enterprises	14,040	122	(318)	13,844
Private label	652	71	(5)	718
Total securities available for sale	$18,698	$193	$(454)	$18,437
December 31, 2017
Debt securities:
Government-sponsored enterprises	$1,942	$—	$—	$1,942
Municipal bonds	2,424	2	—	2,426
Residential mortgage-backed securities:
Government-sponsored enterprises	15,916	231	(2)	16,145
Private label	70	6	—	76
Total debt securities	20,352	239	(2)	20,589
Equity securities:
Common stocks:
Basic materials	3,498	207	(250)	3,455
Consumer products and services	5,832	377	(415)	5,794
Financial services	1,241	294	—	1,535
Healthcare	1,933	111	(137)	1,907
Industrials	2,939	469	—	3,408
Technology	1,628	194	(156)	1,666
Total common stocks	17,071	1,652	(958)	17,765
Money market mutual funds	10	—	—	10
Total equity securities	17,081	1,652	(958)	17,775
Total securities available for sale	$37,433	$1,891	$(960)	$38,364

At, June 30, 2018 debt securities with a fair value of $2.9 million and $463,000 were pledged as collateral for Federal Home Loan Bank of Boston (“FHLB”) borrowings and for the Federal Reserve Bank discount window borrowings, respectively.

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2018 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

			After One Year
	One Year or Less		Through Five Years		After Five Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Government-sponsored enterprises	$—	$—	$—	$—	$1,907	$1,848	$1,907	$1,848
Municipal bonds	—	—	—	—	2,099	2,027	2,099	2,027
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	369	361	13,671	13,483	14,040	13,844
Private label	—	—	—	—	652	718	652	718
Total	$—	$—	$369	$361	$18,329	$18,076	$18,698	$18,437

Information pertaining to securities available for sale as of June 30, 2018 and December 31, 2017, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
June 30, 2018
Debt securities:
Government-sponsored enterprises	$59	$1,848	$—	$—
Municipal bonds	72	2,027	—	—
Residential mortgage-backed securities:
Government-sponsored enterprises	314	9,760	4	469
Private label	5	171	—	—
Total temporarily impaired securities	$450	$13,806	$4	$469

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
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

The Company determined no debt securities were other-than-temporarily impaired for the six months ended June 30, 2018 and 2017. Management evaluates debt securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.

Equity Securities

Equity securities consist of common stocks and money market mutual funds. The Company held equity securities with an aggregate fair value of $15.4 million and $17.8 million at June 30, 2018 and December 31, 2017, respectively. Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of AOCI, net of tax.  At December 31, 2017, net unrealized gains of $694,000 had been recognized in AOCI. On January 1, 2018 these unrealized gains and losses were reclassified out of AOCI and into retained earnings with subsequent changes in fair value being recognized in net income.

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended June 30, 2018:

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
	(In thousands)
Net gains and (losses) recognized during the period on equity securities sold during the period	$—	$154
Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting date	388	(303)
Net gains and (losses) recognized during the period on equity securities	$388	$(149)

5. LOANS

A summary of loans follows:

	June 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$635,708	12.3%	$603,680	12.9%
Home equity lines of credit	45,812	0.9	48,393	1.0
Multi-family	911,562	17.6	779,637	16.7
Commercial real estate	2,386,926	46.2	2,063,781	44.2
Construction	610,946	11.8	641,306	13.7
Total real estate loans	4,590,954	88.8	4,136,797	88.5
Commercial and industrial	568,897	11.0	525,604	11.3
Consumer	10,455	0.2	10,761	0.2
Total loans	5,170,306	100.0%	4,673,162	100.0%
Allowance for loan losses	(49,401)		(45,185)
Net deferred loan origination fees	(6,045)		(5,179)
Loans, net	$5,114,860		$4,622,798

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At June 30, 2018  and December 31, 2017, the Company was servicing loans for participants aggregating $194.6 million and $247.8 million, respectively.

At June 30, 2018, multi-family and commercial real estate loans with carrying values totaling $256.7 million and $769.5 million, respectively, were pledged as collateral for FHLB borrowings.

An analysis of the allowance for loan losses and related information follows:

	Three Months Ended June 30, 2018
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at March 31, 2018	$925	$6,989	$62	$23,873	$9,581	$5,978	$80	$47,488
Provision (credit) for loan losses	23	419	—	1,415	(417)	389	41	1,870
Charge-offs	—	—	—	—	—	—	(79)	(79)
Recoveries	68	—	1	5	—	—	48	122
Balance at June 30, 2018	$1,016	$7,408	$63	$25,293	$9,164	$6,367	$90	$49,401

	Three Months Ended June 30, 2017
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at March 31, 2017	$1,352	$4,704	$84	$19,141	$9,911	$6,480	$92	$41,764
Provision (credit) for loan losses	(188)	844	(13)	1,457	(1,068)	421	44	1,497
Charge-offs	—	—	—	—	(2)	—	(75)	(77)
Recoveries	3	1	—	—	5	—	36	45
Balance at June 30, 2017	$1,167	$5,549	$71	$20,598	$8,846	$6,901	$97	$43,229

	Six Months Ended June 30, 2018
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at December 31, 2017	$1,001	$6,263	$62	$21,513	$10,166	$6,084	$96	$45,185
Provision (credit) for loan losses	(53)	1,145	(1)	3,770	(1,177)	283	92	4,059
Charge-offs	—	—	—	—	—	—	(159)	(159)
Recoveries	68	—	2	10	175	—	61	316
Balance at June 30, 2018	$1,016	$7,408	$63	$25,293	$9,164	$6,367	$90	$49,401

	Six Months Ended June 30, 2017
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at December 31, 2016	$1,367	$4,514	$73	$18,725	$8,931	$6,452	$87	$40,149
Provision (credit) for loan losses	(233)	1,034	(2)	1,873	(133)	449	128	3,116
Charge-offs	—	—	—	—	(2)	—	(166)	(168)
Recoveries	33	1	—	—	50	—	48	132
Balance at June 30, 2017	$1,167	$5,549	$71	$20,598	$8,846	$6,901	$97	$43,229

	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
June 30, 2018
Amount of allowance for loan losses for loans deemed to be impaired	$63	$126	$—	$—	$—	$—	$—	$189
Amount of allowance for loan losses for loans not deemed to be impaired	953	7,282	63	25,293	9,164	6,367	90	49,212
	$1,016	$7,408	$63	$25,293	$9,164	$6,367	$90	$49,401
Loans deemed to be impaired	$1,213	$1,293	$—	$816	$—	$1,463	$—	$4,785
Loans not deemed to be impaired	634,495	910,269	45,812	2,386,110	610,946	567,434	10,455	5,165,521
	$635,708	$911,562	$45,812	$2,386,926	$610,946	$568,897	$10,455	$5,170,306

December 31, 2017
Amount of allowance for loan losses for loans deemed to be impaired	$51	$133	$—	$—	$—	$—	$—	$184
Amount of allowance for loan losses for loans not deemed to be impaired	950	6,130	62	21,513	10,166	6,084	96	45,001
	$1,001	$6,263	$62	$21,513	$10,166	$6,084	$96	$45,185
Loans deemed to be impaired	$1,245	$1,315	$—	$846	$—	$1,539	$—	$4,945
Loans not deemed to be impaired	602,435	778,322	48,393	2,062,935	641,306	524,065	10,761	4,668,217
	$603,680	$779,637	$48,393	$2,063,781	$641,306	$525,604	$10,761	$4,673,162

The following table provides information about the Company’s past due and non-accrual loans:

	30-59	60-89	90 Days
	Days	Days	or Greater	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(In thousands)
June 30, 2018
Real estate loans:
Residential real estate:
One- to four-family	$1,838	$669	$1,400	$3,907	$6,457
Home equity lines of credit	697	—	316	1,013	563
Commercial real estate	—	94	—	94	366
Total real estate loans	2,535	763	1,716	5,014	7,386
Commercial and industrial	—	—	519	519	519
Consumer	715	439	—	1,154	—
Total	$3,250	$1,202	$2,235	$6,687	$7,905

December 31, 2017
Real estate loans:
Residential real estate:
One- to four-family	$1,537	$664	$1,532	$3,733	$6,890
Home equity lines of credit	195	42	521	758	562
Commercial real estate	98	—	—	98	388
Total real estate loans	1,830	706	2,053	4,589	7,840
Commercial and industrial	5	—	523	528	523
Consumer	887	568	—	1,455	—
Total	$2,722	$1,274	$2,576	$6,572	$8,363

At June 30, 2018  and December 31, 2017, the Company did not have any accruing loans past due 90 days or more.

The following tables provide information with respect to the Company’s impaired loans:

	June 30, 2018			December 31, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
Impaired loans without a valuation allowance:
One- to four-family	$669	$990		$693	$1,007
Multi-family	52	52		59	59
Commercial real estate	816	816		846	846
Commercial and industrial	1,463	1,794		1,539	1,870
Total	3,000	3,652		3,137	3,782
Impaired loans with a valuation allowance:
One- to four-family	544	544	$63	552	552	$51
Multi-family	1,241	1,241	126	1,256	1,256	133
Total	1,785	1,785	189	1,808	$1,808	184
Total impaired loans	$4,785	$5,437	$189	$4,945	$5,590	$184

	Three Months Ended June 30,
	2018			2017
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(In thousands)
One- to four-family	$1,374	$13	$10	$1,550	$16	$11
Multi-family	1,298	13	—	1,342	13	—
Commercial real estate	824	9	4	2,762	24	24
Construction	—	—	—	173	2	—
Commercial and industrial	1,486	14	—	1,638	16	—
Total impaired loans	$4,982	$49	$14	$7,465	$71	$35

	Six Months Ended June 30,
	2018			2017
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(In thousands)
One- to four-family	$1,379	$27	$22	$1,559	$35	$25
Multi-family	1,304	26	—	1,348	27	—
Commercial real estate	831	19	10	2,781	33	33
Construction	—	—	—	580	4	—
Commercial and industrial	1,505	29	—	1,714	32	—
Total impaired loans	$5,019	$101	$32	$7,982	$131	$58

At June 30, 2018, additional funds committed to be advanced in connection with impaired construction loans were immaterial.

The following table summarizes the Company’s troubled debt restructurings (“TDRs”) at the dates indicated:

	June 30,	December 31,
	2018	2017
	(In thousands)
TDRs on accrual status:
One- to four-family	$2,093	$2,125
Multi-family	1,293	1,315
Commercial real estate	9,065	9,200
Commercial and industrial	16	20
Total TDRs on accrual status	12,467	12,660
TDRs on non-accrual status:
One- to four-family	1,017	1,046
Total TDRs on non-accrual status	1,017	1,046
Total TDRs	$13,484	$13,706

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

The following tables provide the Company’s risk-rated loans by class:

	June 30, 2018				December 31, 2017
	Multi-family			Commercial	Multi-family			Commercial
	residential	Commercial		and	residential	Commercial		and
	real estate	real estate	Construction	industrial	real estate	real estate	Construction	industrial
	(In thousands)
Loans rated 1 - 6	$907,227	$2,369,305	$610,946	$538,550	$774,919	$2,045,905	$641,306	$471,793
Loans rated 7	—	16,805	—	4,752	275	17,030	—	6,380
Loans rated 8	4,335	816	—	25,595	4,443	846	—	47,431
Loans rated 9	—	—	—	—	—	—	—	—
Loans rated 10	—	—	—	—	—	—	—	—
Total	$911,562	$2,386,926	$610,946	$568,897	$779,637	$2,063,781	$641,306	$525,604

For one- to four-family residential real estate loans, home equity lines of credit and consumer loans, management uses delinquency reports as the key credit quality indicator.

6. DEPOSITS

A summary of deposit balances, by type, follows:

	June 30,	December 31,
	2018	2017
	(In thousands)
Noninterest-bearing demand deposits	$486,334	$477,428
Interest-bearing demand deposits	1,129,657	1,004,155
Money market deposits	865,349	921,895
Regular savings and other deposits	337,796	333,774
Total non-certificate accounts	2,819,136	2,737,252
Term certificates less than $250,000	1,140,895	999,531
Term certificates $250,000 and greater	429,540	371,078
Total certificate accounts	1,570,435	1,370,609
Total deposits	$4,389,571	$4,107,861

A summary of term certificates, by maturity, follows:

	June 30, 2018		December 31, 2017
		Weighted		Weighted
Maturing	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Within 1 year	$724,077	1.66%	$600,012	1.23%
Over 1 year to 2 years	599,061	2.06	356,203	1.60
Over 2 years to 3 years	161,964	2.03	290,909	2.05
Over 3 years to 4 years	54,028	2.07	78,461	1.88
Over 4 years to 5 years	31,305	2.60	44,798	2.34
Greater than 5 years	—	—	226	2.13
	$1,570,435	1.89%	$1,370,609	1.57%

The Company had certificate of deposit accounts obtained through a listing service, included in term certificates in the table above, totaling $51.2 million with a weighted average rate of 2.34% and $943,000 with a weighted average rate of 1.28% at June 30, 2018 and December 31, 2017, respectively. The Company had brokered certificates of deposit, which are included in term certificates in the table above, totaling $314.7 million with a weighted average rate of 1.96% and $232.7 million with a weighted average rate of 1.73% at June 30, 2018 and December 31, 2017, respectively. In addition, the Company had $150.1 million and $100.0 million in brokered interest-bearing demand deposits at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018 and December 31, 2017, the Company had interest-bearing demand deposits totaling $681.3 million and $569.4 million, respectively, representing reciprocal deposits received from other financial institutions through Authorized Bank Deposit Placement Network Sponsor to facilitate full federal deposit insurance coverage for certain Bank customers. The “Economic Growth, Regulatory Relief, and Consumer Protection Act”, enacted on May 24, 2018, added a limited exception from brokered deposit disclosure for reciprocal deposits. Under the terms of this law our reciprocal deposits were not considered to be brokered at June 30, 2018.

7. BORROWINGS

The Company had no short-term borrowings with an original maturity of less than one year at June 30, 2018 or December 31, 2017. The Company has an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily and $463,000 of borrowing capacity at the Federal Reserve Bank discount window. No amounts were drawn on the line of credit and no borrowings were outstanding with the Federal Reserve Bank discount window as of June 30, 2018 or December 31, 2017.

Long-term debt consists of FHLB advances as follows:

	June 30, 2018		December 31, 2017
		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Fixed rate advances maturing:
2018	3,000	1.63%	48,000	1.26%
2019	5,210	1.74	6,268	1.66
2020	67,825	2.36	53,551	1.80
2021	25,000	1.70	45,000	1.46
2022	105,625	1.79	105,625	1.79
2023	75,000	2.50	—	—
Thereafter	20,000	1.36	100,000	1.21
	301,660	2.06	358,444	1.51
Variable rate advances maturing:
2021	—	—	35,000	0.82
2022	70,000	1.35	100,000	0.43
2023	200,000	0.83	20,000	0.49
Thereafter	20,000	1.02	—	—
	290,000	0.97	155,000	0.53

Total advances	$591,660	1.52%	$513,444	1.22%

At June 30, 2018, advances amounting to $465.0 million are callable by the FHLB prior to maturity, including advances totaling $20.0 million with variable rates based on the 3-month London Interbank Offered Rate (LIBOR), less 60 basis points, during the first two years, $105.0 million with variable rates based on the 3-month LIBOR, less 130 basis points, during the first year, $50.0 million with variable rates based on the 3-month LIBOR, less 100 basis points, during the first year, $25.0 million with variable rates based on the 3-month LIBOR, less 125 basis points, during the first year, $25.0 million with variable rates based on the 3-month LIBOR, less 75 basis points, during the first year, $15.0 million with variable rates based on the 3-month LIBOR, less 230 basis points, during the first year and $50.0 million with variable rates based on the 3-month LIBOR, less 200 basis points, during the first year.

All borrowings from the FHLB are secured by investment securities and qualified collateral, consisting of a blanket lien on one- to four-family loans and certain multi-family and commercial real estate loans held in the Company’s portfolio. At June 30, 2018, the Company pledged multi-family and commercial real estate loans with carrying values totaling $256.7 million and $769.5 million, respectively.

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

A summary of outstanding loan commitments whose contract amounts represent credit risk is as follows:

	June 30,	December 31,
	2018	2017
	(In thousands)
Unadvanced portion of existing loans:
Construction	$574,678	$603,557
Home equity lines of credit	49,019	46,352
Other lines and letters of credit	366,852	301,285
Commitments to originate:
One- to four-family	21,564	25,432
Commercial real estate	102,267	116,314
Construction	67,587	81,937
Commercial and industrial	31,946	30,589
Total loan commitments outstanding	$1,213,913	$1,205,466

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

Interest Rate Swaps

The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with commercial business customers to synthetically convert their loans from a variable rate to a fixed rate. The Company pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. Concurrently, the Company enters into an offsetting interest rate swap with a third party financial institution. In the offsetting swap, the Company pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating and probability of default. At June 30, 2018 and December 31, 2017, the Company had $1.3 million in cash pledged for collateral on its interest rate swaps with the third-party financial institution. Derivative assets and liabilities are included in other assets and other liabilities on the consolidated balance sheets.

Summary information regarding these derivatives is presented below:

				June 30, 2018		December 31, 2017
	Maturity	Interest Rate Paid	Interest Rate Received	Notional Amount	Fair Value Asset (Liability)	Notional Amount	Fair Value Asset (Liability)
				(Dollars in thousands)
Customer interest rate swap	06/07/32	1 Mo. Libor + 200bp	Fixed (4.40%)	$64,763	$(2,564)	$65,514	$486
Third-party interest rate swap	06/07/32	Fixed (4.40%)	1 Mo. Libor + 200bp	64,763	2,564	65,514	(486)

Customer interest rate swap	10/17/33	1 Mo. Libor + 175bp	Fixed (4.1052%)	$10,587	$358	$10,709	$720
Third-party interest rate swap	10/17/33	Fixed (4.1052%)	1 Mo. Libor + 175bp	10,587	(358)	10,709	(720)

Customer interest rate swap	12/13/26	1 Mo. Libor + 205bp	Fixed (3.82%)	$2,805	$(158)	$2,884	$(78)
Third-party interest rate swap	12/13/26	Fixed (3.82%)	1 Mo. Libor + 205bp	2,805	158	2,884	78

Other Commitments

As of June 30, 2018, the Company has an outstanding commitment of $15.1 million with its core data processing provider through December 2021.

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

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Securities, at fair value — All fair value measurements are obtained from a third party pricing service and are not adjusted by management. Equity securities are measured at fair value utilizing quoted market prices (Level 1). Corporate bonds, obligations of government-sponsored enterprises, U.S. treasury securities, municipal bonds and mortgage-backed securities are determined by pricing models that consider standard input factors such as observable market data, benchmark yields, reported trades, broker/dealer quotes, credit spreads, benchmark securities, as well as new issue data, monthly payment information, and collateral performance, among others (Level 2).

Loan level interest rate swaps – The fair value is based on settlement values adjusted for credit risks associated with the counterparties and the Company and observable market interest rate curves.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized as follows. There were no liabilities measured at fair value on a recurring basis.

				Total Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
June 30, 2018
Assets:
Debt securities	$—	$18,437	$—	$18,437
Equity securities	15,428	—	—	15,428
Loan level interest rate swaps	—	—	3,080	3,080
Total assets	$15,428	$18,437	$3,080	$36,945

Liabilities:
Loan level interest rate swaps	—	—	3,080	3,080
Total liabilities	$—	$—	$3,080	$3,080
				Total Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
December 31, 2017
Assets:
Debt securities	$—	$20,589	$—	$20,589
Equity securities	17,775	—	—	17,775
Loan level interest rate swaps	—	—	1,284	1,284
Total assets	$17,775	$20,589	$1,284	$39,648
Liabilities:
Loan level interest rate swaps	—	—	1,284	1,284
Total liabilities	$—	$—	$1,284	$1,284

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other assets on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or market accounting or write-downs of individual assets.

Certain impaired loans were adjusted to fair value, less cost to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for loan losses. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. Impaired loans measured at fair value at June 30, 2018 and December 31, 2017 were $1.8 million and $1.9 million, respectively.

Summary of Fair Values of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2018
Financial assets:
Cash and due from banks	$329,588	$329,588	$—	$—	$329,588
Certificates of deposit	23,885	—	23,990	—	23,990
Securities available for sale, at fair value	18,437	—	18,437	—	18,437
Equity securities, at fair value	15,428	15,428	—	—	15,428
Federal Home Loan Bank stock	29,546	—	—	29,546	29,546
Loans and loans held for sale, net	5,115,912	—	—	5,071,454	5,071,454
Accrued interest receivable	12,699	—	—	12,699	12,699
Financial liabilities:
Deposits	4,389,571	—	—	4,181,408	4,181,408
Borrowings	591,660	—	582,952	—	582,952
Accrued interest payable	2,673	—	—	2,673	2,673
On-balance sheet derivative financial instruments:
Assets:
Loan level interest rate swaps	3,080	—	—	3,080	3,080
Liabilities:
Loan level interest rate swaps	3,080	—	—	3,080	3,080

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2017
Financial assets:
Cash and due from banks	$402,687	$402,687	$—	$—	$402,687
Certificates of deposit	69,326	—	69,615	—	69,615
Securities available for sale, at fair value	38,364	17,775	20,589	—	38,364
Federal Home Loan Bank stock	24,947	—	—	24,947	24,947
Loans and loans held for sale, net	4,626,570	—	—	4,590,543	4,590,543
Accrued interest receivable	12,902	—	—	12,902	12,902
Financial liabilities:
Deposits	4,107,861	—	—	3,995,215	3,995,215
Borrowings	513,444	—	508,411	—	508,411
Accrued interest payable	2,025	—	—	2,025	2,025
On-balance sheet derivative financial instruments:
Assets:
Loan level interest rate swaps	1,284	—	—	1,284	1,284
Liabilities:
Loan level interest rate swaps	1,284	—	—	1,284	1,284

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

Forward Looking Statements

This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements, which can be identified by the use of words such as “will”, “continue”, “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. The Company’s ability to predict results or actual effect of future plans is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

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

•	technological changes that may be more difficult or expensive than expected;
•	the ability of third-party providers to perform their obligations to us;
•	the ability of the U.S. Government to manage federal debt limits;
•	our ability to successfully introduce new products and services; and
•	our ability to retain key employees.

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

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

Assets. Total assets increased $378.1 million, or 7.1%, to $5.678 billion at June 30, 2018 from $5.299 billion at December 31, 2017. Net loans increased $492.1 million, or 10.6%, to $5.115 billion at June 30, 2018 from $4.623 billion at December 31, 2017. Cash and due from banks decreased $73.1 million, or 18.2%, to $329.6 million at June 30, 2018 from $402.7 million at December 31, 2017. Certificates of deposit decreased $45.4 million, or 65.5%, to $23.9 million at June 30, 2018 from $69.3 million at December 31, 2017, primarily due to maturities of $50.4 million, partially offset by purchases of $5.0 million. Securities at fair value decreased $4.5 million, or 11.7%, to $33.9 million at June 30, 2018 from $38.4 million at December 31, 2017.

Loan Portfolio Analysis. At June 30, 2018, net loans were $5.115 billion, or 90.1% of total assets. During the six months ended June 30, 2018, net loans increased $492.1 million, or 10.6%. Loan originations totaled $842.6 million during the six months ended June 30, 2018. The increase in net loans resulted primarily from increases of $323.1 million in commercial real estate loans, $131.9 million in multi-family loans, $43.3 million in commercial and industrial loans and $32.0 million in one- to four-family loans. Refer to Note 5, Loans, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding the loans held in the Company’s loan portfolio.

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

Delinquencies. Total past due loans increased $115,000, or 1.7%, to $6.7 million at June 30, 2018 from $6.6 million at December 31, 2017, reflecting a net increase of $456,000 in loans 30 to 89 days past due, partially offset by a $341,000 decrease in loans 90 days or greater past due. At June 30, 2018, non-accrual loans exceeded loans 90 days or greater past due primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected and certain loans remain on non-accrual status until they attain a sustained contractual payment history of six consecutive months.

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including TDRs on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At June 30, 2018 we did not have any accruing loans past due 90 days or greater. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the fair value, less estimated costs to sell, at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $2.0 million at June 30, 2018. The following table provides information with respect to our non-performing assets at the dates indicated.

	June 30,	December 31,
	2018	2017
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One- to four-family	$6,457	$6,890
Home equity lines of credit	563	562
Commercial real estate	366	388
Total real estate loans	7,386	7,840
Commercial and industrial	519	523
Total non-accrual loans (1)	7,905	8,363
Total non-performing assets	$7,905	$8,363
Non-accrual loans to total loans	0.15%	0.18%
Non-accrual loans to total assets	0.14%	0.16%
Non-performing assets to total assets	0.14%	0.16%

(1)	TDRs on accrual status not included above totaled $12.5 million at June 30, 2018 and $12.7 million at December 31, 2017.

Non-accrual loans decreased $458,000, or 5.5%, to $7.9 million, or 0.15% of total loans outstanding at June 30, 2018, from $8.4 million, or 0.18% of total loans outstanding at December 31, 2017, primarily due to a decrease of $433,000 in non-accrual, one- to four-family loans.

Achieving and maintaining a moderate risk profile by aggressively managing troubled assets has been and will continue to be a primary focus for us. At June 30, 2018, our allowance for loan losses was $49.4 million, or 0.96% of total loans and 624.93% of non-accrual loans, compared to $45.2 million, or 0.97% of total loans and 540.30% of non-accrual loans at December 31, 2017. We increased our allowance primarily as a result of growth in the loan portfolio, in particular, commercial loans. Included in our allowance at June 30, 2018 was a general component of $49.2 million, which is based upon our evaluation of various factors relating to loans not deemed to be impaired. We continue to believe our level of non-performing loans and assets, which declined significantly during the past two years, is manageable and we believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

At June 30, 2018 and December 31, 2017, the Company did not hold any foreclosed real estate. We continue to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures.

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

Total TDRs decreased $222,000 to $13.5 million at June 30, 2018 from $13.7 million at December 31, 2017, reflecting principal pay downs. Modifications of TDRs consist of rate reductions, loan term extensions or provisions for interest-only payments for specified periods up to 12 months. We have generally been successful with the concessions we have offered to borrowers to date. We generally return TDRs to accrual status when they have sustained payments for six consecutive months based on the restructured terms and future payments are reasonably assured.

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

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. These other potential problem loans are generally loans classified as “substandard” or 8-rated loans in accordance with our ten-grade internal loan rating system that is consistent with guidelines established by banking regulators. At June 30, 2018, other potential problem loans totaled $27.1 million, including a $24.1 million of commercial and industrial loan relationship and $3.0 million of multi-family loans. The $24.1 million of commercial and industrial loan relationship classified as substandard are loans to a non-profit educational organization in eastern Massachusetts that was identified during our loan review process as having possible financial issues that, if not corrected, could result in some loss to the Company. It was determined that this loan relationship is performing in accordance with the terms of the loans with the current expectation that we will be repaid in full in accordance with those terms, but with continual credit monitoring of the relationship.

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

Changes in the allowance for loan losses during the periods indicated were as follows:

	Six Months Ended June 30,
	2018	2017
	(Dollars in thousands)
Beginning balance	$45,185	$40,149
Provision for loan losses	4,059	3,116
Charge-offs:
Construction	—	(2)
Consumer	(159)	(166)
Total charge-offs	(159)	(168)
Recoveries:
One- to four-family	68	33
Multi-family	—	1
Commercial real estate	10	—
Construction	175	50
Home equity lines of credit	2	—
Consumer	61	48
Total recoveries	316	132
Net recoveries (charge-offs)	157	(36)
Ending balance	$49,401	$43,229
Allowance to non-accrual loans	624.93%	376.53%
Allowance to total loans outstanding	0.96%	1.00%
Net recoveries (charge-offs) to average loans outstanding	0.01%	(0.00)%

Our provision for loan losses was $4.1 million for the six months ended June 30, 2018 compared to $3.1 million for the six months ended June 30, 2017.  For the six months ended June 30, 2018 the increase in the provision for loan losses was primarily due to growth in the commercial loan categories. The allowance for loan losses was $49.4 million or 0.96% of total loans at June 30, 2018, compared to $45.2 million or 0.97% of total loans at December 31, 2017. The changes in the provision and the allowance for loan losses coverage ratio were based on management’s assessment of loan portfolio growth and composition changes, declines in historical charge-off trends, reduced levels of problem loans and other improving asset quality trends. The increase in the allowance for loan losses at June 30, 2018  compared to December 31, 2017 was primarily due to increases in the commercial real estate and multi-family loan categories. Generally, multi-family, commercial real estate, construction and commercial and industrial loan categories have higher inherent credit risks than one- to four- family loans and home equity lines of credit. We continue to assess the adequacy of our allowance for loan losses in accordance with established policies.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	June 30, 2018			December 31, 2017
			Percent of			Percent of
		Percent of	Loans in		Percent of	Loans in
		Allowance	Category		Allowance	Category
		to Total	of Total		to Total	of Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$1,016	2.1%	12.3%	$1,001	2.2%	12.9%
Multi-family	7,408	15.0	17.6	6,263	13.9	16.7
Home equity lines of credit	63	0.1	0.9	62	0.1	1.0
Commercial real estate	25,293	51.2	46.2	21,513	47.6	44.2
Construction	9,164	18.5	11.8	10,166	22.5	13.7
Total real estate loans	42,944	86.9	88.8	39,005	86.3	88.5
Commercial and industrial	6,367	12.9	11.0	6,084	13.5	11.3
Consumer	90	0.2	0.2	96	0.2	0.2
Total loans	$49,401	100.0%	100.0%	$45,185	100.0%	100.0%

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

We had impaired loans totaling $4.8 million as of June 30, 2018 and $4.9 million as of December 31, 2017. At June 30, 2018, impaired loans totaling $1.8 million had a valuation allowance of $189,000. Impaired loans totaling $1.8 million had a valuation allowance of $184,000 at December 31, 2017. Our average investment in impaired loans was $5.0 million and $8.0 million for the six months ended June 30, 2018 and 2017, respectively.

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

Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral-dependent as of June 30, 2018 and considered any probable loss in determining the allowance for loan losses.

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

Securities Portfolio. At June 30, 2018, our securities portfolio was $33.9 million, or 0.6% of total assets, compared to $38.4 million, or 0.7% of total assets, at December 31, 2017. During the six months ended June 30, 2018, the securities portfolio decreased $4.5 million, or 11.7%, primarily due to $1.6 million in maturities, calls and principal payments and $2.8 million in sales, partially offset by $763,000 in purchases. At June 30, 2018, the securities portfolio consisted of $18.4 million, or 54.4%, in debt securities and $15.4 million, or 45.6%, in equity securities. The debt securities within the portfolio are government-sponsored enterprises, municipal bonds, and mortgage-backed securities issued by government-sponsored enterprises and private companies. Included in marketable equity securities are common stocks and money market mutual funds. We purchase equity securities with the intent to generate long-term capital gains through purchasing investment grade dividend paying securities in companies with relatively low long-term debt and a history of sustained earnings and above-average growth. We typically initiate a securities position based on market opportunities. At June 30, 2018, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our stockholders’ equity. Refer to Note 4, Securities, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our securities portfolio.

Deposits. Deposits are a major source of our funds for lending and other investment purposes. Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Our deposit base is comprised of demand, interest-bearing checking, money market, regular savings and other deposits, and certificates of deposit, which include brokered certificates of deposit. We consider demand, interest-bearing checking, money market, and regular savings and other deposits to be core deposits. Total deposits increased $281.7 million, or 6.9%, to $4.390 billion at June 30, 2018 from $4.108 billion at December 31, 2017. Our continuing focus on the acquisition and expansion of core deposit relationships resulted in net growth in core deposits of $81.9 million, or 3.0%, to $2.819 billion, or 64.2% of total deposits. Refer to Note 6, Deposits, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our deposits.

The following table sets forth the average balances of deposits for the periods indicated.

	Six Months Ended June 30,
	2018			2017
			Percent			Percent
	Average	Average	of Total	Average	Average	of Total
	Balance	Rate	Deposits	Balance	Rate	Deposits
	(Dollars in thousands)
Noninterest-bearing demand deposits	$485,665	—%	11.1%	$440,986	—%	12.4%
Interest-bearing demand deposits	1,068,456	1.18	25.7	704,681	0.81	21.3
Money market deposits	866,268	1.02	19.7	1,000,343	0.90	26.6
Regular savings and other deposits	337,156	0.14	7.7	312,825	0.14	8.8
Certificates of deposit	1,440,854	1.73	35.8	1,140,921	1.39	30.9
Total	$4,198,399	1.12%	100.0%	$3,599,756	0.86%	100.0%

Borrowings. We use borrowings from the FHLB to supplement our supply of funds for loans and investments. At June 30, 2018 and December 31, 2017, FHLB advances totaled $591.7 million and $513.4 million, respectively, with a weighted average rate of 1.52% and 1.22%, respectively. Total borrowings increased $78.2 million, or 15.2%, during the six months ended June 30, 2018. During the six months ended June 30, 2018, the Bank entered into long-term advances with the FHLB totaling $305.0 million with original terms ranging from two to five years and initial interest rates ranging from 0.04% to 2.84%. The maturing advances with the FHLB during the six months ended June 30, 2018 totaled $45.0 million and consisted of long term advances with original terms of two years and fixed interest rates ranging from 1.21% to 1.35%. The advances called by FHLB during the six months ended June 30, 2018 totaled $180.0 million and consisted of long term advances with original terms ranging from four to 15 years and interest rates at the time of call ranging from 0.42% to 1.87%. At June 30, 2018, we also had an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily, none of which was outstanding at that date. Refer to Note 7, Borrowings, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our borrowings.

Information relating to borrowings is detailed in the following table.

	Six Months Ended June 30,
	2018	2017
	(Dollars in thousands)
Balance outstanding at end of period	$591,660	$474,015
Average amount outstanding during the period	$556,672	$343,536
Weighted average interest rate during the period	1.34%	1.23%
Maximum outstanding at any month end	$601,956	$474,015
Weighted average interest rate at end of period	1.52%	1.21%

Stockholders’ Equity. Total stockholders’ equity increased $18.3 million, or 2.8%, to $664.7 million at June 30, 2018, from $646.4 million at December 31, 2017. The increase for the six months ended June 30, 2018 was due primarily to net income of $26.1 million and $3.7 million related to stock-based compensation plans, partially offset by the repurchase of 314,010 shares of the Company’s stock at a total cost of $6.1 million, dividends of $0.10 per share totaling $5.1 million and $324,000 in accumulated other comprehensive loss, reflecting a decrease in the fair value of available-for-sale securities. Stockholders’ equity to assets was 11.71% at June 30, 2018, compared to 12.20% at December 31, 2017. Book value per share increased to $12.33 at June 30, 2018 from $11.96 at December 31, 2017. At June 30, 2018, the Company and the Bank continued to exceed all regulatory capital requirements. Refer to “- Capital Management” within this report for more information regarding capital requirements and actual capital amounts and ratios for the Bank and the Company.

Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017

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

Net income information is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
	(Dollars in thousands)
Net interest income	$41,047	$35,456	$5,591	15.8%	$80,895	$68,809	$12,086	17.6%
Provision for loan losses	1,870	1,497	373	24.9	4,059	3,116	943	30.3
Non-interest income	2,858	5,030	(2,172)	(43.2)	5,191	9,102	(3,911)	(43.0)
Non-interest expenses	23,465	21,405	2,060	9.6	48,154	43,282	4,872	11.3
Net income	14,062	11,347	2,715	23.9	26,056	20,591	5,465	26.5
Basic earnings per share	0.27	0.22	0.05	22.9	0.51	0.40	0.10	25.3
Diluted earnings per share	0.27	0.22	0.05	22.9	0.49	0.39	0.10	25.3
Return on average assets	1.01%	0.97%	0.04%	4.1	0.96%	0.90%	0.06%	6.7
Return on average equity	8.50%	7.28%	1.22%	16.8	7.93%	6.66%	1.27%	19.1

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

	Three Months Ended June 30,
	2018			2017
	Average Balance	Interest (1)	Yield Cost (1)(6)	Average Balance	Interest (1)	Yield Cost (1)(6)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$5,043,367	$54,491	4.33%	$4,180,602	$44,431	4.26%
Securities and certificates of deposits	70,155	443	2.53	142,159	691	1.95
Other interest-earning assets (3)	328,659	1,527	1.86	239,590	736	1.23
Total interest-earning assets	5,442,181	56,461	4.16	4,562,351	45,858	4.03
Noninterest-earning assets	118,324			110,509
Total assets	$5,560,505			$4,672,860
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,104,003	3,486	1.27	$753,839	1,598	0.85
Money market deposits	849,177	2,326	1.10	992,382	2,219	0.90
Regular savings and other deposits	339,004	118	0.14	317,656	114	0.14
Certificates of deposit	1,504,883	6,821	1.82	1,147,440	4,004	1.40
Total interest-bearing deposits	3,797,067	12,751	1.35	3,211,317	7,935	0.99
Borrowings	591,862	2,049	1.39	356,325	1,118	1.26
Total interest-bearing liabilities	4,388,929	14,800	1.35	3,567,642	9,053	1.02
Noninterest-bearing demand deposits	482,903			456,447
Other noninterest-bearing liabilities	27,018			25,732
Total liabilities	4,898,850			4,049,821
Total stockholders' equity	661,655			623,039
Total liabilities and stockholders' equity	$5,560,505			$4,672,860
Net interest-earning assets	$1,053,252			$994,709
Fully tax-equivalent net interest income		41,661			36,805
Less: tax-equivalent adjustments		(614)			(1,349)
Net interest income		$41,047			$35,456
Interest rate spread (1)(4)			2.81%			3.01%
Net interest margin (1)(5)			3.07%			3.24%
Average interest-earning assets to average interest-bearing liabilities		124.00%			127.88%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$4,279,970	$12,751	1.19%	$3,667,764	$7,935	0.87%
Total deposits and borrowings, including noninterest-bearing demand deposits	$4,871,832	$14,800	1.22%	$4,024,089	$9,053	0.90%

(1)

Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, as well as resulting yields, interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the three months ended June 30, 2018 and 2017, yields on loans before tax-equivalent adjustments were 4.29% and 4.14%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 2.38% and 1.63%, respectively, and yields on total interest-earning assets before tax-equivalent adjustments were 4.12% and 3.91%, respectively. Interest rate spread before tax-equivalent adjustments for the three months ended June 30, 2018 and 2017 was 2.77% and 2.89%, respectively, while net interest margin before tax-equivalent adjustments for the three months ended June 30, 2018 and 2017 was 3.03% and 3.12%, respectively.

(2)	Loans on non-accrual status are included in average balances.
(3)	Includes FHLB stock and associated dividends.
(4)	Interest rate spread represents the difference between the tax-equivalent yield on interest-earning assets and the cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income (tax-equivalent basis) divided by average interest-earning assets.
(6)	Annualized.

	Six Months Ended June 30,
	2018			2017
	Average Balance	Interest (1)	Yield Cost (1)(6)	Average Balance	Interest (1)	Yield Cost (1)(6)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$4,910,858	$105,064	4.31%	$4,091,226	$86,121	4.24%
Securities and certificates of deposits	83,260	966	2.34	143,990	1,418	1.99
Other interest-earning assets (3)	323,301	3,049	1.90	241,523	1,381	1.15
Total interest-earning assets	5,317,419	109,079	4.14	4,476,739	88,920	4.01
Noninterest-earning assets	121,096			111,130
Total assets	$5,438,515			$4,587,869
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,068,456	6,277	1.18	$704,681	2,817	0.81
Money market deposits	866,268	4,383	1.02	1,000,343	4,449	0.90
Regular savings and other deposits	337,156	232	0.14	312,825	222	0.14
Certificates of deposit	1,440,854	12,368	1.73	1,140,921	7,866	1.39
Total interest-bearing deposits	3,712,734	23,260	1.26	3,158,770	15,354	0.98
Borrowings	556,672	3,691	1.34	343,536	2,098	1.23
Total interest-bearing liabilities	4,269,406	26,951	1.27	3,502,306	17,452	1.00
Noninterest-bearing demand deposits	485,665			440,986
Other noninterest-bearing liabilities	26,136			26,517
Total liabilities	4,781,207			3,969,809
Total stockholders' equity	657,308			618,060
Total liabilities and stockholders' equity	$5,438,515			$4,587,869
Net interest-earning assets	$1,048,013			$974,433
Fully tax-equivalent net interest income		82,128			71,468
Less: tax-equivalent adjustments		(1,233)			(2,659)
Net interest income		$80,895			$68,809
Interest rate spread (1)(4)			2.87%			3.01%
Net interest margin (1)(5)			3.11%			3.22%
Average interest-earning assets to average interest-bearing liabilities		124.55%			127.82%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$4,198,399	$23,260	1.12%	$3,599,756	$15,354	0.86%
Total deposits and borrowings, including noninterest-bearing demand deposits	$4,755,071	$26,951	1.14%	$3,943,292	$17,452	0.89%

(1)

Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, as well as resulting yields, interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the six months ended June 30, 2018 and 2017, yields on loans before tax-equivalent adjustments were 4.27% and 4.12%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 2.20% and 1.67%, respectively, and yields on total interest-earning assets before tax-equivalent adjustments were 4.09% and 3.89%, respectively. Interest rate spread before tax-equivalent adjustments for the six months ended June 30, 2018 and 2017 was 2.82% and 2.89%, respectively, while net interest margin before tax-equivalent adjustments for the six months ended June 30, 2018 and 2017 was 3.07% and 3.10%, respectively.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2018 Compared to 2017			2018 Compared to 2017
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)			(In thousands)
Interest income:
Loans	$9,310	$750	$10,060	$17,514	$1,429	$18,943
Securities and certificates of deposit	(416)	168	(248)	(673)	221	(452)
Other interest-earning assets	333	458	791	572	1,096	1,668
Total	9,227	1,376	10,603	17,413	2,746	20,159
Interest expense:
Deposits	2,017	2,799	4,816	3,522	4,384	7,906
Borrowings	805	126	931	1,400	193	1,593
Total	2,822	2,925	5,747	4,922	4,577	9,499
Change in fully tax-equivalent net interest income	$6,405	$(1,549)	$4,856	$12,491	$(1,831)	$10,660

The interest rate spread and net interest margin on a tax-equivalent basis were 2.81% and 3.07%, respectively, for the three months ended June 30, 2018 compared to 3.01% and 3.24%, respectively, for the three months ended June 30, 2017. For the six months ended June 30, 2018, the interest rate spread and net interest margin on a tax-equivalent basis were 2.87% and 3.11%, respectively, compared to 3.01% and 3.22%, respectively, for the six months ended June 30, 2017. Net interest income increased 15.8% and 17.6% for the three and six months ended June 30, 2018, respectively, compared to the respective prior periods and was primarily due to growth in average loan balances and yields on interest-earning assets, partially offset by growth in in the average balances of deposits and borrowings along with an increase in the cost of funds. The interest rate spread and interest rate margin on a tax-equivalent basis for the three and six months ended June 30, 2018 reflect the reduction in the statutory federal income tax rate to 21% from 35%.

The yield on interest-earning assets on a tax-equivalent basis increased 13 basis points to 4.16% for the for the three months ended June 30, 2018, compared to 4.03% for the three months ended June 30, 2017, while the cost of funds increased 32 basis points to 1.22% from 0.90% for the three months ended June 30, 2018 and 2017, respectively. The increase in interest income was primarily due to growth in the Company’s average loan balances of $862.8 million, or 20.6%, to $5.043 billion, and an increase in the yield on loans on a tax-equivalent basis of seven basis points to 4.33% for the three months ended June 30, 2018 compared to 4.26% for the three months ended June 30, 2017. The yields on loans and interest-earning assets on a tax-equivalent basis for the three months ended June 30, 2018, reflect the reduction in the statutory federal income tax rate to 21% from 35%. The increase in interest expense on deposits was primarily due to the growth in average total deposits of $612.2 million, or 16.7%, to $4.280 billion and an increase in the average total cost of deposits of 32 basis points to 1.19% for the three months ended June 30, 2018 compared the same period in June 30, 2017. The increase in interest expense on borrowings was primarily due to the increase in average borrowings of $235.5 million, or 66.1%, to $591.9 million, and an increase in the cost of average borrowings of 13 basis points to 1.39% for the three months ended June 30, 2018 compared to 1.26% for the three months ended June 30, 2017.

The yield on interest-earning assets on a tax-equivalent basis increased 13 basis points to 4.14% for the six months ended June 30, 2018 compared to 4.01% for the six months ended June 30, 2017, while the cost of funds increased 25 basis points to 1.14% from 0.89% for the six months ended June 30, 2018 and 2017, respectively. The increase in interest income was primarily due to growth in the Company’s average loan balances of $819.6 million, or 20.0%, to $4.911 billion, and an increase in the yield on loans on a tax-equivalent basis of seven basis points to 4.31% for the six months ended June 30, 2018 compared to 4.24% for the six months ended June 30, 2017. The yields on loans and interest-earning assets on a tax-equivalent basis for the six months ended June 30, 2018 reflect the reduction in the statutory federal income tax rate to 21% from 35%. The increase in interest expense on deposits was primarily due to the growth in average total deposits of $598.6 million, or 16.6%, to $4.198 billion and an increase in the average total cost of deposits of 26 basis points to 1.12% for the three months ended June 30, 2018 compared the same period in June 30, 2017. The increase in interest expense on borrowings was primarily due to the increase in average borrowings of $213.1 million, or 62.0%, to $556.7 million, and an increase in the cost of average borrowings of 11 basis points to 1.34% for the six months ended June 30, 2018 compared to 1.23% for the six months ended June 30, 2017.

Provision for Loan Losses. The provision for loan losses was $1.9 million for the June 30, 2018 compared to $1.5 million for the three months ended June 30, 2017. For the six months ended June 30, 2018, the provision for loan losses was $4.1 million compared to $3.1 million for the six months ended June 30, 2017. For further discussion of the changes in the provision and allowance for loan losses, refer to “- Comparison of Financial Condition at June 30, 2018 and December 31, 2017 - Allowance for Loan Losses.”

Non-Interest Income. Non-interest income information is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
	(Dollars in thousands)				(Dollars in thousands)
Customer service fees	$2,282	$2,214	$68	3.1%	$4,452	$4,266	$186	4.4%
Loan fees	(158)	1,634	(1,792)	(109.7)	137	1,702	(1,565)	(92.0)
Mortgage banking gains, net	63	82	(19)	(23.2)	196	172	24	14.0
Gain on sales of securities available for sale, net	—	808	(808)	(100.0)	—	2,382	(2,382)	(100.0)
Loss on equity securities, net	388	—	388	—	(149)	—	(149)	—
Income from bank-owned life insurance	277	292	(15)	(5.1)	549	580	(31)	(5.3)
Other income	6	—	6	—	6	—	6	—
Total non-interest income	$2,858	$5,030	$(2,172)	(43.2)%	$5,191	$9,102	$(3,911)	(43.0)%

The decreases in loan fees were primarily due to $1.3 million of loan swap fee income recognized in the second quarter of 2017. There were no sales of debt securities available for sale during the three and six months ended June 30, 2018. Equity securities sold during the first quarter of 2018 resulted in a gain of $154,000. This gain was offset by a $303,000 unrealized loss recognized during the reporting period for equity securities held in the portfolio at fair value as of June 30, 2018. This change in reporting classification is due to the implementation of ASU 2016-01 on January 1, 2018. See “Note 4 – Securities” in the Notes to the Unaudited Consolidated Financial Statements for additional disclosures.

Non-Interest Expense. Non-interest expense information is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
	(Dollars in thousands)				(Dollars in thousands)
Salaries and employee benefits	$14,438	$12,752	$1,686	13.2%	$29,832	$26,427	$3,405	12.9%
Occupancy and equipment	3,025	3,036	(11)	(0.4)	6,564	6,059	505	8.3
Data processing	1,653	1,474	179	12.1	3,336	2,853	483	16.9
Marketing and advertising	1,006	953	53	5.6	1,973	1,807	166	9.2
Professional services	1,000	1,106	(106)	(9.6)	1,965	2,241	(276)	(12.3)
Deposit insurance	782	813	(31)	(3.8)	1,579	1,504	75	5.0
Merger and acquisition	14	—	14	—	88	—	88	—
Other general and administrative	1,547	1,271	276	21.7	2,817	2,391	426	17.8
Total non-interest expenses	$23,465	$21,405	$2,060	9.6%	$48,154	$43,282	$4,872	11.3%

The increases in salaries and employee benefits expense reflects annual increases in employee compensation and health benefits during the first quarter of 2018. In addition, the increases in salaries and employee benefits, occupancy and equipment expenses and data processing include costs associated with the expansion of our branch and support staff, including two branches acquired from Meetinghouse Bank on December 29, 2017, one new branch opened in the first quarter of 2018 and three new branch openings planned for later in 2018. Professional services decreased primarily due to additional costs incurred in the six months ended June 30, 2017 related to regulatory compliance projects undertaken to enhance our regulatory compliance infrastructure. Other general and administrative expenses reflect core deposit intangible amortization of $147,000 and $295,000 for the three and six months ended June 30, 2018.

Income Tax Provision. The Company recorded a provision for income taxes of $4.5 million for the three months ended June 30, 2018, reflecting an effective tax rate of 24.3%, compared to $6.2 million, or a 35.5% effective tax rate, for the three months ended June 30, 2017. For the six months ended June 30, 2018, the provision for income taxes was $7.8 million, reflecting an effective tax rate of 23.1%, compared to $10.9 million, or an effective tax rate of 34.7% for the six months ended June 30, 2017. The reductions in the provision for income taxes and the effective tax rate for the quarter and six months ended June 30, 2018 reflect the decrease in the statutory federal income tax rate to 21% from 35% effective January 1, 2018 as a result of the Tax Cuts and Jobs Act.

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

Our most liquid assets are cash and due from banks, and certificates of deposit with other banks. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2018, cash and due from banks totaled $329.6 million and certificates of deposit totaled $23.9 million. In addition, at June 30, 2018, we had $256.5 million of available borrowing capacity with the FHLB, including a $9.4 million line of credit. On June 30, 2018, we had $591.7 million of advances outstanding. We periodically pledge additional multi-family and commercial real estate loans held in the Bank’s portfolio as qualified collateral to increase our borrowing capacity with the FHLB.

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

A significant use of our liquidity is the funding of loan originations. At June 30, 2018 and December 31, 2017, we had total loan commitments outstanding of $1.214 billion and $1.205 billion, respectively. Historically, many of the commitments expire without being fully drawn; therefore the total amount of commitments does not necessarily represent future cash requirements. Refer to Note 8, Commitments and Derivatives, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our outstanding commitments.

Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of June 30, 2018 totaled $724.1 million, or 46.1% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained with us. We have the ability to attract and retain deposits by adjusting the interest rates offered and accepting brokered certificates of deposit when it is deemed cost effective.

Meridian Bancorp, Inc. is a separate legal entity from East Boston Savings Bank and it must provide for its own liquidity to pay dividends and repurchase its common stock and for other corporate purposes. Meridian Bancorp, Inc.’s primary source of liquidity is the remaining proceeds from the 2014 second-step offering, and to a lesser extent dividend payments received from East Boston Savings Bank. The ability of East Boston Savings Bank to pay dividends is subject to regulatory requirements. At June 30, 2018, Meridian Bancorp, Inc. (on an unconsolidated basis) had cash and cash equivalents, certificates of deposit and equity securities totaling $71.0 million.

Capital Management. Both the Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2018, both the Company and the Bank exceeded all of their respective regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

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

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%. A financial institution can elect to be subject to this new definition.

The Company may use capital management tools such as cash dividends and common share repurchases. We are subject to the Federal Reserve Board’s notice provisions for stock repurchases. In August 2015, the Company received regulatory approval from the Massachusetts Commissioner of Banks and a non-objection from the Federal Reserve Bank to adopt a stock repurchase program for up to 5% of its common stock. As of June 30, 2018, the Company had repurchased 2,373,621 shares of its stock at an average price of $14.45 per share, or 86.7% of the 2,737,334 shares authorized for repurchase under the Company’s repurchase program. During the six months ended June 30, 2018 the Company’s Board of Directors declared two quarterly cash dividends of $0.05 per common share on March 1, 2018 and June 1, 2018. The dividend declared on June 1, 2018 was paid on July 3, 2018 to stockholders of record at the close of business on June 19, 2018.

The Company’s and the Bank’s actual capital amounts and ratios follow:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2018
Total Capital (to Risk Weighted Assets):
Company	$692,180	13.0%	$427,117	8.0%	N/A	N/A
Bank	589,170	11.1	426,447	8.0	$533,059	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Company	642,779	12.0	320,338	6.0	N/A	N/A
Bank	539,769	10.1	319,835	6.0	426,447	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	642,779	12.0	240,253	4.5	N/A	N/A
Bank	539,769	10.1	239,877	4.5	346,488	6.5
Tier 1 Capital (to Average Assets):
Company	642,779	11.6	222,289	4.0	N/A	N/A
Bank	539,769	9.8	220,002	4.0	275,003	5.0
December 31, 2017
Total Capital (to Risk Weighted Assets):
Company	$669,536	13.6%	$393,875	8.0%	N/A	N/A
Bank	555,737	11.3	392,729	8.0	$490,911	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Company	624,039	12.7	295,406	6.0	N/A	N/A
Bank	510,240	10.4	294,546	6.0	392,729	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	624,039	12.7	221,554	4.5	N/A	N/A
Bank	510,240	10.4	220,910	4.5	319,092	6.5
Tier 1 Capital (to Average Assets):
Company	624,039	12.1	206,293	4.0	N/A	N/A
Bank	510,240	10.1	202,224	4.0	252,780	5.0

A reconciliation of the Company’s and Bank’s stockholders’ equity to regulatory capital follows:

	June 30,		December 31,
	2018		2017
	Consolidated	Bank	Consolidated	Bank
	(In thousands)
Total stockholders' equity per financial statements	$664,666	$561,656	$646,399	$532,600
Adjustments to Tier 1 and Common Equity Tier 1 capital:
Accumulated other comprehensive loss (income)	699	699	(128)	(128)
Goodwill disallowed	(19,638)	(19,638)	(19,638)	(19,638)
Core deposit intangible, net of deferred tax liability disallowed	(2,948)	(2,948)	(2,594)	(2,594)
Total Tier 1 and Common Equity Tier 1 capital	642,779	539,769	624,039	510,240
Adjustments to total capital:
Allowance for loan losses	49,401	49,401	45,185	45,185
45% of net unrealized gains on marketable equity securities	—	—	312	312
Total regulatory capital	$692,180	$589,170	$669,536	$555,737

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

For the six months ended June 30, 2018, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Increase (Decrease)	June 30, 2018			December 31, 2017
in Market Interest Rates	Amount	Change	Percent	Amount	Change	Percent
	(Dollars in thousands)
300	$156,542	$(10,444)	(6.25)%	$149,829	$(6,785)	(4.30)%
Flat	166,986			156,614
-100	169,910	2,924	1.75	159,112	2,498	1.60

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

ITEM 1A.     RISK FACTORS

For information regarding our risk factors, see “Risk Factors,” in the Company’s 2017 Annual Report on Form 10-K, filed with the SEC on March 1, 2018, which is available through the SEC’s website at www.sec.gov. As of June 30, 2018, our risk factors had not changed materially from those reported in the annual report. The risks described in the Annual Report are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a.)	Not applicable
(b.)	Not applicable
(c.)	The following table sets forth information with respect to any purchase made by or on behalf of the Company during the indicated periods:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2018	106,954	$18.97	106,954	470,769
May 1 – 31, 2018	107,056	$19.02	107,056	363,713
June 1 – 30, 2018	—	$—	—	363,713
	214,010	$18.99	214,010	363,713

(1)	In August 2015, the Company’s Board of Directors voted to adopt a stock repurchase program of up to 5% of its outstanding common stock, or 2,737,334 shares of its common stock.

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

MERIDIAN BANCORP, INC. (Registrant)

Date: August 9, 2018	By:	/s/ Richard J. Gavegnano
Richard J. Gavegnano Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2018	By:	/s/ Mark L. Abbate
Mark L. Abbate
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)