Form 10-Q
period 2018-09-30
Meridian Bancorp, Inc.
filed 2018-11-09
CIK 1600125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No    ☒

As of November 1, 2018, there were 54,157,365 outstanding shares of the Registrant’s common stock.

MERIDIAN BANCORP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)
ASSETS
Cash and due from banks	$313,668	$402,687
Certificates of deposit	20,891	69,326
Securities available for sale, at fair value	17,510	38,364
Equity securities, at fair value	16,135	—
Federal Home Loan Bank stock, at cost	31,100	24,947
Loans held for sale	843	3,772
Loans, net of fees and costs	5,275,510	4,667,983
Less: allowance for loan losses	(49,609)	(45,185)
Loans, net	5,225,901	4,622,798
Bank-owned life insurance	41,164	40,336
Premises and equipment, net	42,448	40,967
Accrued interest receivable	13,409	12,902
Deferred tax asset, net	15,998	15,244
Goodwill	19,638	19,638
Core deposit intangible	2,801	3,243
Other assets	13,822	5,231
Total assets	$5,775,328	$5,299,455
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non interest-bearing	$490,703	$477,428
Interest-bearing	3,920,550	3,630,433
Total deposits	4,411,253	4,107,861
Short-term borrowings	40,000	—
Long-term debt	610,772	513,444
Accrued expenses and other liabilities	34,160	31,751
Total liabilities	5,096,185	4,653,056
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 54,233,331 and 54,039,316 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	542	540
Additional paid-in capital	392,545	395,716
Retained earnings	304,725	268,533
Accumulated other comprehensive income (loss)	(812)	128
Unearned compensation - ESOP, 2,465,713 and 2,557,036 shares at September 30, 2018 and December 31, 2017, respectively	(17,857)	(18,518)
Total stockholders' equity	679,143	646,399
Total liabilities and stockholders' equity	$5,775,328	$5,299,455

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$55,849	$46,597	$159,738	$130,281
Interest on debt securities:
Taxable	115	58	367	260
Tax-exempt	13	—	43	18
Dividends on equity securities	101	275	383	843
Interest on certificates of deposit	104	221	448	629
Other interest and dividend income	1,932	819	4,981	2,200
Total interest and dividend income	58,114	47,970	165,960	134,231
Interest expense:
Interest on deposits	14,284	8,528	37,544	23,882
Interest on borrowings	2,463	1,388	6,154	3,486
Total interest expense	16,747	9,916	43,698	27,368
Net interest income	41,367	38,054	122,262	106,863
Provision for loan losses	226	2,458	4,285	5,574
Net interest income, after provision for loan losses	41,141	35,596	117,977	101,289
Non-interest income:
Customer service fees	2,242	2,081	6,694	6,347
Loan fees	301	180	438	1,882
Mortgage banking gains, net	74	176	270	348
Gain on sales of securities available for sale, net	—	865	—	3,247
Gain on equity securities, net	781	—	632	—
Income from bank-owned life insurance	279	294	828	874
Gain on life insurance distribution	—	1,657	—	1,657
Other income	—	—	6	—
Total non-interest income	3,677	5,253	8,868	14,355
Non-interest expenses:
Salaries and employee benefits	14,386	12,973	44,218	39,400
Occupancy and equipment	2,981	2,676	9,545	8,735
Data processing	1,747	1,528	5,083	4,381
Marketing and advertising	832	715	2,805	2,522
Professional services	683	624	2,648	2,865
Deposit insurance	851	660	2,430	2,164
Merger and acquisition	26	271	114	271
Other general and administrative	1,501	1,367	4,318	3,758
Total non-interest expenses	23,007	20,814	71,161	64,096
Income before income taxes	21,811	20,035	55,684	51,548
Provision for income taxes	4,454	6,702	12,271	17,624
Net income	$17,357	$13,333	$43,413	$33,924
Earnings per share:
Basic	$0.34	$0.26	$0.84	$0.66
Diluted	$0.33	$0.25	$0.82	$0.65
Weighted average shares:
Basic	51,492,448	51,229,203	51,487,192	51,061,959
Diluted	52,732,340	52,672,962	52,894,503	52,541,752

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$17,357	$13,333	$43,413	$33,924
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gain (loss)	(156)	2,067	(654)	4,621
Reclassification adjustment for gains realized in income (1)	—	(865)	—	(3,247)
Net unrealized gain (loss)	(156)	1,202	(654)	1,374
Tax effect	43	(485)	217	(558)
Total other comprehensive income (loss)	(113)	717	(437)	816
Comprehensive income	$17,244	$14,050	$42,976	$34,740

(1)

Amount is included in gain on sales of securities available for sale, net in the Consolidated Statements of Net Income. Provision for income tax associated with the reclassification adjustment for the three and nine months ended September 30, 2017 was $349,000 and $1.3 million, respectively.

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation - ESOP	Total
	(Dollars in thousands)
Nine Months Ended September 30, 2018
Balance at December 31, 2017	54,039,316	$540	$395,716	$268,533	$128	$(18,518)	$646,399
Cumulative effect of adopting Accounting Standards Update 2016-01	—	—	—	503	(503)	—	—
Comprehensive income (loss)	—	—	—	43,413	(437)	—	42,976
Dividends declared ($0.15 per share)	—	—	—	(7,724)	—	—	(7,724)
Repurchased stock related to buyback program	(314,010)	(3)	(6,058)	—	—	—	(6,061)
ESOP shares committed to be allocated (91,323 shares)	—	—	1,113	—	—	661	1,774
Share-based compensation expense - restricted stock, net of awards forfeited	7,100	—	2,110	—	—	—	2,110
Share-based compensation expense - stock options, net of awards forfeited	—	—	1,235	—	—	—	1,235
Shares surrendered related to tax withholdings on stock options exercised	(117,313)	(1)	(2,030)	—	—	—	(2,031)
Stock options exercised	618,238	6	459	—	—	—	465
Balance at September 30, 2018	54,233,331	$542	$392,545	$304,725	$(812)	$(17,857)	$679,143
Nine Months Ended September 30, 2017
Balance at December 31, 2016	53,596,105	$536	$390,065	$234,290	$1,806	$(19,400)	$607,297
Comprehensive income	—	—	—	33,924	816	—	34,740
Dividends declared ($0.12 per share)	—	—	—	(6,135)	—	—	(6,135)
ESOP shares committed to be allocated (91,323 shares)	—	—	968	—	—	661	1,629
Share-based compensation expense - restricted stock, net of awards forfeited	255,196	2	1,629	—	—	—	1,631
Share-based compensation expense - stock options, net of awards forfeited	—	—	923	—	—	—	923
Stock options exercised	96,093	1	318	—	—	—	319
Balance at September 30, 2017	53,947,394	$539	$393,903	$262,079	$2,622	$(18,739)	$640,404

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$43,413	$33,924
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of acquisition fair value adjustments	72	(122)
Amortization of core deposit intangible	442	—
ESOP shares expense	1,774	1,629
Provision for loan losses	4,285	5,574
Accretion of net deferred loan origination fees	(1,158)	(913)
Net amortization (accretion) of securities available for sale	40	(5)
Depreciation and amortization expense	2,170	2,333
Gain on sales of securities available for sale, net	—	(3,247)
Gain on equity securities, net	(632)	—
Deferred income tax benefit	(537)	(584)
Income from bank-owned life insurance	(828)	(874)
Gain on life insurance distribution	—	(1,657)
Share-based compensation expense	3,345	2,554
Net changes in:
Loans held for sale	2,929	237
Accrued interest receivable	(507)	(1,199)
Other assets	(8,591)	(5,719)
Accrued expenses and other liabilities	2,403	(1,410)
Net cash provided by operating activities	48,620	30,521
Cash flows from investing activities:
Purchases of certificates of deposit	(5,000)	(5,000)
Maturities of certificates of deposit	53,435	10,131
Activity in securities, at fair value:
Proceeds from maturities, calls and principal payments	2,385	16,454
Proceeds from sales	3,867	17,221
Purchases	(1,595)	(6,361)
Loans originated, net of principal payments received	(606,335)	(609,507)
Proceeds from bank-owned life insurance distribution	—	3,224
Purchases of premises and equipment	(3,589)	(921)
Purchase of Federal Home Loan Bank stock	(6,153)	(4,801)
Net cash used in investing activities	(562,985)	(579,560)
Cash flows from financing activities:
Net increase in deposits	303,348	469,646
Net change in borrowings with maturities less than three months	40,000	—
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	325,000	260,625
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(227,657)	(112,068)
Cash dividends paid on common stock	(7,718)	(5,609)
Stock options exercised, net of cash paid in connection with income taxes	(1,566)	319
Repurchase of common stock	(6,061)	—
Net cash provided by financing activities	425,346	612,913
Net change in cash and cash equivalents	(89,019)	63,874
Cash and cash equivalents at beginning of period	402,687	236,423
Cash and cash equivalents at end of period	$313,668	$300,297
Supplemental cash flow information:
Interest paid on deposits	$37,030	$23,690
Interest paid on borrowings	5,868	3,312
Income taxes paid, net of refunds	20,722	21,285
Non-cash investing and financing activities:
Transfers from loans to foreclosed real estate	—	1,690
Net amounts due from broker on security transactions	—	316

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission (“SEC”) on March 1, 2018, and is available through the SEC’s website at www.sec.gov.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Adopted During the Period

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of this ASU is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance does not apply to revenue associated with financial instruments, including loans and investment securities that are accounted for under GAAP, which comprise a significant portion of our revenue stream. ASU 2014-09 became effective for the Company on January 1, 2018 and had no material effect on how the Company recognizes revenue in our consolidated financial statements and disclosures.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including loans, held-to-maturity debt securities and commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology, referred to as Current Expected Credit Loss, or CECL, that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to formulate credit loss estimates. Credit losses on available-for-sale debt securities will be measured in a manner similar to current GAAP, but will be recognized through an allowance rather than as a direct write-down. This update will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is developing a project plan to facilitate the implementation of CECL. This plan considers enhancements to internal controls, loan pool segmentation, loan loss estimation methodology, data gathering resources, data analytics and necessary disclosures. The adoption of this ASU may result in material changes to the allowance for loan losses with a resulting adjustment to retained earnings, however any potential adjustment will be dependent on the credit risks within the portfolio and the economic environment at the time of adoption.

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

Basic and diluted earnings per share have been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share amounts)
Net income available to common stockholders	$17,357	$13,333	$43,413	$33,924
Basic weighted average shares outstanding	51,492,448	51,229,203	51,487,192	51,061,959
Effect of dilutive stock options	1,239,892	1,443,759	1,407,311	1,479,793
Diluted weighted average shares outstanding	52,732,340	52,672,962	52,894,503	52,541,752
Earnings per share:
Basic	$0.34	$0.26	$0.84	$0.66
Diluted	$0.33	$0.25	$0.82	$0.65

For the three and nine months ended September 30, 2018, options for the exercise of 116,246 shares and 71,077 shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. For the three and nine months ended September 30, 2017, options for the exercise of 79,802 and 26,601 shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been ant-dilutive. An anti-dilutive option exists when the average stock price for the period is less than the exercise price of the option.

4. SECURITIES

Securities Available for Sale

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
September 30, 2018
Debt securities:
Government-sponsored enterprises	$1,909	$—	$(90)	$1,819
Municipal bonds	2,096	—	(86)	2,010
Residential mortgage-backed securities:
Government-sponsored enterprises	13,276	93	(391)	12,978
Private label	646	63	(6)	703
Total securities available for sale	$17,927	$156	$(573)	$17,510
December 31, 2017
Debt securities:
Government-sponsored enterprises	$1,942	$—	$—	$1,942
Municipal bonds	2,424	2	—	2,426
Residential mortgage-backed securities:
Government-sponsored enterprises	15,916	231	(2)	16,145
Private label	70	6	—	76
Total debt securities	20,352	239	(2)	20,589
Equity securities:
Common stocks:
Basic materials	3,498	207	(250)	3,455
Consumer products and services	5,832	377	(415)	5,794
Financial services	1,241	294	—	1,535
Healthcare	1,933	111	(137)	1,907
Industrials	2,939	469	—	3,408
Technology	1,628	194	(156)	1,666
Total common stocks	17,071	1,652	(958)	17,765
Money market mutual funds	10	—	—	10
Total equity securities	17,081	1,652	(958)	17,775
Total securities available for sale	$37,433	$1,891	$(960)	$38,364

At September 30, 2018, debt securities with a fair value of $2.7 million and $301,000 were pledged as collateral for Federal Home Loan Bank of Boston (“FHLB”) borrowings and for the Federal Reserve Bank discount window borrowings, respectively.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2018 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

			After One Year
	One Year or Less		Through Five Years		After Five Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Government-sponsored enterprises	$—	$—	$—	$—	$1,909	$1,819	$1,909	$1,819
Municipal bonds	—	—	—	—	2,096	2,010	2,096	2,010
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	335	326	12,941	12,652	13,276	12,978
Private label	—	—	—	—	646	703	646	703
Total	$—	$—	$335	$326	$17,592	$17,184	$17,927	$17,510

Information pertaining to securities available for sale as of September 30, 2018 and December 31, 2017, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
September 30, 2018
Debt securities:
Government-sponsored enterprises	$90	$1,819	$—	$—
Municipal bonds	53	1,244	33	766
Residential mortgage-backed securities:
Government-sponsored enterprises	389	9,642	2	165
Private label	6	165	—	—
Total temporarily impaired securities	$538	$12,870	$35	$931

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
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

The Company determined no debt securities were other-than-temporarily impaired for the nine months ended September 30, 2018 and 2017. Management evaluates debt securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.

Equity Securities

Equity securities consist of common stocks and money market mutual funds. The Company held equity securities with an aggregate fair value of $16.1 million and $17.8 million at September 30, 2018 and December 31, 2017, respectively. Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of AOCI, net of tax.  At December 31, 2017, net unrealized gains of $694,000 had been recognized in AOCI. On January 1, 2018 these unrealized gains and losses were reclassified out of AOCI and into retained earnings with subsequent changes in fair value being recognized in net income.

The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2018:

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
	(In thousands)
Net gains recognized during the period on equity securities sold during the period	$399	$553
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	382	79
Net gains recognized during the period on equity securities	$781	$632

5. LOANS

A summary of loans follows:

	September 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$636,419	12.1%	$603,680	12.9%
Home equity lines of credit	46,534	0.9	48,393	1.0
Multi-family	969,628	18.4	779,637	16.7
Commercial real estate	2,438,139	46.1	2,063,781	44.2
Construction	594,611	11.2	641,306	13.7
Total real estate loans	4,685,331	88.7	4,136,797	88.5
Commercial and industrial	585,215	11.1	525,604	11.3
Consumer	10,934	0.2	10,761	0.2
Total loans	5,281,480	100.0%	4,673,162	100.0%
Allowance for loan losses	(49,609)		(45,185)
Net deferred loan origination fees	(5,970)		(5,179)
Loans, net	$5,225,901		$4,622,798

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At September 30, 2018 and December 31, 2017, the Company was servicing loans for participants aggregating $195.9 million and $247.8 million, respectively.

At September 30, 2018, multi-family and commercial real estate loans with carrying values totaling $390.2 million and $875.0 million, respectively, were pledged as collateral for FHLB borrowings.

An analysis of the allowance for loan losses and related information follows:

	Three Months Ended September 30, 2018
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at June 30, 2018	$1,016	$7,408	$63	$25,293	$9,164	$6,367	$90	$49,401
Provision (credit) for loan losses	(1)	465	1	543	(392)	(448)	58	226
Charge-offs	—	—	—	—	—	—	(66)	(66)
Recoveries	—	—	1	—	28	—	19	48
Balance at September 30, 2018	$1,015	$7,873	$65	$25,836	$8,800	$5,919	$101	$49,609

	Three months ended September 30, 2017
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at June 30, 2017	$1,167	$5,549	$71	$20,598	$8,846	$6,901	$97	$43,229
Provision (credit) for loan losses	(100)	(44)	(9)	1,343	1,245	(52)	75	2,458
Charge-offs	—	—	—	—	—	—	(99)	(99)
Recoveries	—	—	—	—	1	30	24	55
Balance at September 30, 2017	$1,067	$5,505	$62	$21,941	$10,092	$6,879	$97	$45,643

	Nine Months Ended September 30, 2018
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at December 31, 2017	$1,001	$6,263	$62	$21,513	$10,166	$6,084	$96	$45,185
Provision (credit) for loan losses	(54)	1,610	—	4,313	(1,569)	(165)	150	4,285
Charge-offs	—	—	—	—	—	—	(225)	(225)
Recoveries	68	—	3	10	203	—	80	364
Balance at September 30, 2018	$1,015	$7,873	$65	$25,836	$8,800	$5,919	$101	$49,609

	Nine Months Ended September 30, 2017
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at December 31, 2016	$1,367	$4,514	$73	$18,725	$8,931	$6,452	$87	$40,149
Provision (credit) for loan losses	(333)	990	(11)	3,216	1,112	397	203	5,574
Charge-offs	—	—	—	—	(2)	—	(265)	(267)
Recoveries	33	1	—	—	51	30	72	187
Balance at September 30, 2017	$1,067	$5,505	$62	$21,941	$10,092	$6,879	$97	$45,643

	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
September 30, 2018
Amount of allowance for loan losses for loans deemed to be impaired	$46	$126	$—	$—	$—	$—	$—	$172
Amount of allowance for loan losses for loans not deemed to be impaired	969	7,747	65	25,836	8,800	5,919	101	49,437
	$1,015	$7,873	$65	$25,836	$8,800	$5,919	$101	$49,609
Loans deemed to be impaired	$1,202	$1,282	$—	$799	$—	$1,584	$—	$4,867
Loans not deemed to be impaired	635,217	968,346	46,534	2,437,340	594,611	583,631	10,934	5,276,613
	$636,419	$969,628	$46,534	$2,438,139	$594,611	$585,215	$10,934	$5,281,480

December 31, 2017
Amount of allowance for loan losses for loans deemed to be impaired	$51	$133	$—	$—	$—	$—	$—	$184
Amount of allowance for loan losses for loans not deemed to be impaired	950	6,130	62	21,513	10,166	6,084	96	45,001
	$1,001	$6,263	$62	$21,513	$10,166	$6,084	$96	$45,185
Loans deemed to be impaired	$1,245	$1,315	$—	$846	$—	$1,539	$—	$4,945
Loans not deemed to be impaired	602,435	778,322	48,393	2,062,935	641,306	524,065	10,761	4,668,217
	$603,680	$779,637	$48,393	$2,063,781	$641,306	$525,604	$10,761	$4,673,162

The following table provides information about the Company’s past due and non-accrual loans:

	30-59	60-89	90 Days
	Days	Days	or Greater	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(In thousands)
September 30, 2018
Real estate loans:
Residential real estate:
One- to four-family	$174	$565	$2,488	$3,227	$6,977
Home equity lines of credit	63	49	—	112	—
Commercial real estate	701	93	161	955	353
Total real estate loans	938	707	2,649	4,294	7,330
Commercial and industrial	—	—	515	515	676
Consumer	922	582	—	1,504	—
Total	$1,860	$1,289	$3,164	$6,313	$8,006

December 31, 2017
Real estate loans:
Residential real estate:
One- to four-family	$1,537	$664	$1,532	$3,733	$6,890
Home equity lines of credit	195	42	521	758	562
Commercial real estate	98	—	—	98	388
Total real estate loans	1,830	706	2,053	4,589	7,840
Commercial and industrial	5	—	523	528	523
Consumer	887	568	—	1,455	—
Total	$2,722	$1,274	$2,576	$6,572	$8,363

At September 30, 2018 and December 31, 2017, the Company did not have any accruing loans past due 90 days or more.

The following tables provide information with respect to the Company’s impaired loans:

	September 30, 2018			December 31, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
Impaired loans without a valuation allowance:
One- to four-family	$661	$987		$693	$1,007
Multi-family	48	48		59	59
Commercial real estate	799	799		846	846
Commercial and industrial	1,584	1,914		1,539	1,870
Total	3,092	3,748		3,137	3,782
Impaired loans with a valuation allowance:
One- to four-family	541	541	$46	552	552	$51
Multi-family	1,234	1,234	126	1,256	1,256	133
Total	1,775	1,775	172	1,808	$1,808	184
Total impaired loans	$4,867	$5,523	$172	$4,945	$5,590	$184

	Three Months Ended September 30,
	2018			2017
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(In thousands)
One- to four-family	$1,364	$12	$10	$1,607	$18	$13
Multi-family	1,286	13	—	1,331	13	—
Commercial real estate	807	9	4	2,547	10	10
Construction	—	—	—	173	2	2
Commercial and industrial	1,607	22	8	1,600	16	—
Total impaired loans	$5,064	$56	$22	$7,258	$59	$25

	Nine Months Ended September 30,
	2018			2017
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(In thousands)
One- to four-family	$1,374	$39	$32	$1,488	$63	$47
Multi-family	1,298	39	—	1,342	40	—
Commercial real estate	823	28	13	2,695	43	43
Construction	—	—	—	445	6	6
Commercial and industrial	1,628	50	8	1,676	48	—
Total impaired loans	$5,123	$156	$53	$7,646	$200	$96

The following table summarizes the Company’s troubled debt restructurings (“TDRs”) at the dates indicated:

	September 30,	December 31,
	2018	2017
	(In thousands)
TDRs on accrual status:
One- to four-family	$1,940	$2,125
Multi-family	1,282	1,315
Commercial real estate	8,998	9,200
Commercial and industrial	14	20
Total TDRs on accrual status	12,234	12,660
TDRs on non-accrual status:
One- to four-family	1,008	1,046
Total TDRs on non-accrual status	1,008	1,046
Total TDRs	$13,242	$13,706

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

The following tables provide the Company’s risk-rated loans by class:

	September 30, 2018				December 31, 2017
	Multi-family			Commercial	Multi-family			Commercial
	residential	Commercial		and	residential	Commercial		and
	real estate	real estate	Construction	industrial	real estate	real estate	Construction	industrial
	(In thousands)
Loans rated 1 - 6	$965,347	$2,420,648	$594,611	$557,587	$774,919	$2,045,905	$641,306	$471,793
Loans rated 7	—	16,692	—	4,056	275	17,030	—	6,380
Loans rated 8	4,281	799	—	23,572	4,443	846	—	47,431
Loans rated 9	—	—	—	—	—	—	—	—
Loans rated 10	—	—	—	—	—	—	—	—
Total	$969,628	$2,438,139	$594,611	$585,215	$779,637	$2,063,781	$641,306	$525,604

For one- to four-family residential real estate loans, home equity lines of credit and consumer loans, management uses delinquency reports as the key credit quality indicator.

6. DEPOSITS

A summary of deposit balances, by type, follows:

	September 30,	December 31,
	2018	2017
	(In thousands)
Noninterest-bearing demand deposits	$490,703	$477,428
Interest-bearing demand deposits	1,151,955	1,004,155
Money market deposits	844,183	921,895
Regular savings and other deposits	327,721	333,774
Total non-certificate accounts	2,814,562	2,737,252
Term certificates less than $250,000	1,162,852	999,531
Term certificates $250,000 and greater	433,839	371,078
Total certificate accounts	1,596,691	1,370,609
Total deposits	$4,411,253	$4,107,861

A summary of term certificates, by maturity, follows:

	September 30, 2018		December 31, 2017
		Weighted		Weighted
Maturing	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Within 1 year	$843,346	1.81%	$600,012	1.23%
Over 1 year to 2 years	585,677	2.15	356,203	1.60
Over 2 years to 3 years	103,341	2.01	290,909	2.05
Over 3 years to 4 years	47,275	2.09	78,461	1.88
Over 4 years to 5 years	16,931	2.90	44,798	2.34
Greater than 5 years	121	1.39	226	2.13
	$1,596,691	1.97%	$1,370,609	1.57%

The Company had certificate of deposit accounts obtained through a listing service, included in term certificates in the table above, totaling $54.8 million with a weighted average rate of 2.37% and $943,000 with a weighted average rate of 1.28% at September 30, 2018 and December 31, 2017, respectively. The Company had brokered certificates of deposit, which are included in term certificates in the table above, totaling $312.2 million with a weighted average rate of 2.03% and $232.7 million with a weighted average rate of 1.73% at September 30, 2018 and December 31, 2017, respectively. In addition, the Company had $150.2 million and $100.0 million in brokered interest-bearing demand deposits at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018 and December 31, 2017, the Company had interest-bearing demand deposits totaling $648.3 million and $569.4 million, respectively, representing reciprocal deposits received from other financial institutions through Authorized Bank Deposit Placement Network Sponsor to facilitate full federal deposit insurance coverage for certain Bank customers. The “Economic Growth, Regulatory Relief, and Consumer Protection Act”, enacted on May 24, 2018, added a limited exception from brokered deposit disclosure for reciprocal deposits. Under the terms of this law our reciprocal deposits were not considered to be brokered at September 30, 2018.

7. BORROWINGS

At September 30, 2018, short-term borrowings with an original maturity of less than one year consisted of an FHLB advance totaling $40.0 million with a rate of 2.37% that matures on October 26, 2018. The Company had no short term borrowings at December 31, 2017. The Company has an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily and $301,000 of borrowing capacity at the Federal Reserve Bank discount window. No amounts were drawn on the line of credit and no borrowings were outstanding with the Federal Reserve Bank discount window as of September 30, 2018 or December 31, 2017.

Long-term debt consists of FHLB advances as follows:

	September 30, 2018		December 31, 2017
		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Fixed rate advances maturing:
2018	$3,000	1.63%	$48,000	1.26%
2019	4,687	1.79	6,268	1.66
2020	67,460	2.37	53,551	1.80
2021	25,000	1.70	45,000	1.46
2022	105,625	1.79	105,625	1.79
2023	75,000	2.50	—	—
Thereafter	20,000	1.36	100,000	1.21
	300,772	2.06	358,444	1.51
Variable rate advances maturing:
2021	—	—	35,000	0.82
2022	70,000	1.87	100,000	0.43
2023	220,000	0.87	—	—
Thereafter	20,000	1.32	20,000	0.49
	310,000	1.12	155,000	0.53

Total advances	$610,772	1.59%	$513,444	1.22%

Variable rate advances adjust based on the following:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Variable rate advances adjusting during the first year:
3 Month Libor less 75bp	$25,000	$25,000
3 Month Libor less 100bp	70,000	55,000
3 Month Libor less 125bp	25,000	—
3 Month Libor less 130bp	105,000	20,000
3 Month Libor less 200bp	50,000	—
3 Month Libor less 230bp	15,000	—
	290,000	100,000
Variable rate advances adjusting during the first two years:
3 Month Libor less 60bp	—	35,000
3 Month Libor less 100bp	20,000	20,000
	20,000	55,000

Total variable rate advances	$310,000	$155,000

All borrowings from the FHLB are secured by investment securities and qualified collateral, consisting of a blanket lien on one- to four-family loans and certain multi-family and commercial real estate loans held in the Company’s portfolio. At September 30, 2018, the Company pledged multi-family and commercial real estate loans with carrying values totaling $390.2 million and $875.0 million, respectively.

8. COMMITMENTS AND CONTINGENCIES AND DERIVATIVES

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

A summary of outstanding loan commitments whose contract amounts represent credit risk is as follows:

	September 30,	December 31,
	2018	2017
	(In thousands)
Unadvanced portion of existing loans:
Construction	$550,905	$603,557
Home equity lines of credit	52,809	46,352
Other lines and letters of credit	354,835	301,285
Commitments to originate:
One- to four-family	18,201	25,432
Commercial real estate	139,498	116,314
Construction	142,533	81,937
Commercial and industrial	52,374	30,589
Total loan commitments outstanding	$1,311,155	$1,205,466

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

Interest Rate Swaps

The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with commercial business customers to synthetically convert their loans from a variable rate to a fixed rate. The Company pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. Concurrently, the Company enters into an offsetting interest rate swap with a third party financial institution. In the offsetting swap, the Company pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating and probability of default. At September 30, 2018 and December 31, 2017, the Company had $1.3 million in cash pledged for collateral on its interest rate swaps with the third-party financial institution. Derivative assets and liabilities are included in other assets and other liabilities on the consolidated balance sheets.

Summary information regarding these derivatives is presented below:

				September 30, 2018		December 31, 2017
	Maturity	Interest Rate Paid	Interest Rate Received	Notional Amount	Fair Value Asset (Liability)	Notional Amount	Fair Value Asset (Liability)
				(Dollars in thousands)
Customer interest rate swap	06/07/32	1 Mo. Libor + 200bp	Fixed (4.40%)	$64,389	$(3,478)	$65,514	$486
Third-party interest rate swap	06/07/32	Fixed (4.40%)	1 Mo. Libor + 200bp	64,389	3,478	65,514	(486)

Customer interest rate swap	10/17/33	1 Mo. Libor + 175bp	Fixed (4.1052%)	$10,526	$245	$10,709	$720
Third-party interest rate swap	10/17/33	Fixed (4.1052%)	1 Mo. Libor + 175bp	10,526	(245)	10,709	(720)

Customer interest rate swap	12/13/26	1 Mo. Libor + 205bp	Fixed (3.82%)	$2,766	$(177)	$2,884	$(78)
Third-party interest rate swap	12/13/26	Fixed (3.82%)	1 Mo. Libor + 205bp	2,766	177	2,884	78

Other Commitments

As of September 30, 2018, the Company has an outstanding commitment of $14.1 million with its core data processing provider through December 2021.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized as follows. There were no liabilities measured at fair value on a recurring basis.

				Total Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
September 30, 2018
Assets:
Debt securities	$—	$17,510	$—	$17,510
Equity securities	16,135	—	—	16,135
Loan level interest rate swaps	—	—	3,900	3,900
Total assets	$16,135	$17,510	$3,900	$37,545

Liabilities:
Loan level interest rate swaps	$—	$—	$3,900	$3,900
Total liabilities	$—	$—	$3,900	$3,900
				Total Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
December 31, 2017
Assets:
Debt securities	$—	$20,589	$—	$20,589
Equity securities	17,775	—	—	17,775
Loan level interest rate swaps	—	—	1,284	1,284
Total assets	$17,775	$20,589	$1,284	$39,648
Liabilities:
Loan level interest rate swaps	$—	$—	$1,284	$1,284
Total liabilities	$—	$—	$1,284	$1,284

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or market accounting or write-downs of individual assets.

Certain impaired loans were adjusted to fair value, less cost to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for loan losses. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. Impaired loans measured at fair value at September 30, 2018 and December 31, 2017 were $2.1 million and $1.9 million, respectively.

Summary of Fair Values of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2018
Financial assets:
Cash and due from banks	$313,668	$313,668	$—	$—	$313,668
Certificates of deposit	20,891	—	21,007	—	21,007
Securities available for sale, at fair value	17,510	—	17,510	—	17,510
Equity securities, at fair value	16,135	16,135	—	—	16,135
Federal Home Loan Bank stock	31,100	—	—	31,100	31,100
Loans and loans held for sale, net	5,226,744	—	—	5,147,960	5,147,960
Accrued interest receivable	13,409	—	—	13,409	13,409
Loan level interest rate swaps	3,900	—	—	3,900	3,900
Financial liabilities:
Deposits	4,411,253	—	—	4,165,076	4,165,076
Borrowings	650,772	—	644,148	—	644,148
Accrued interest payable	2,781	—	—	2,781	2,781
Loan level interest rate swaps	3,900	—	—	3,900	3,900

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2017
Financial assets:
Cash and due from banks	$402,687	$402,687	$—	$—	$402,687
Certificates of deposit	69,326	—	69,615	—	69,615
Securities available for sale, at fair value	38,364	17,775	20,589	—	38,364
Federal Home Loan Bank stock	24,947	—	—	24,947	24,947
Loans and loans held for sale, net	4,626,570	—	—	4,590,543	4,590,543
Accrued interest receivable	12,902	—	—	12,902	12,902
Loan level interest rate swaps	1,284	—	—	1,284	1,284
Financial liabilities:
Deposits	4,107,861	—	—	3,995,215	3,995,215
Borrowings	513,444	—	508,411	—	508,411
Accrued interest payable	2,025	—	—	2,025	2,025
Loan level interest rate swaps	1,284	—	—	1,284	1,284

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

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

Assets. Total assets increased $475.9 million, or 9.0%, to $5.775 billion at September 30, 2018 from $5.299 billion at December 31, 2017. Net loans increased $603.1 million, or 13.0%, to $5.226 billion at September 30, 2018 from $4.623 billion at December 31, 2017. Cash and due from banks decreased $89.0 million, or 22.1%, to $313.7 million at September 30, 2018 from $402.7 million at December 31, 2017. Certificates of deposit decreased $48.4 million, or 69.9%, to $20.9 million at September 30, 2018 from $69.3 million at December 31, 2017, primarily due to maturities of $53.4 million, partially offset by purchases of $5.0 million. Securities at fair value decreased $4.7 million, or 12.3%, to $33.6 million at September 30, 2018 from $38.4 million at December 31, 2017.

Loan Portfolio Analysis. At September 30, 2018, net loans were $5.226 billion, or 90.5% of total assets. During the nine months ended September 30, 2018, net loans increased $603.1 million, or 13.0%. Loan originations totaled $1.114 billion during the nine months ended September 30, 2018. The increase in net loans resulted primarily from increases of $374.4 million in commercial real estate loans, $190.0 million in multi-family loans, $59.6 million in commercial and industrial loans and $32.7 million in one- to four-family loans. Refer to Note 5, Loans, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding the loans held in the Company’s loan portfolio.

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

Delinquencies. Total past due loans decreased $259,000, or 3.9%, to $6.3 million at September 30, 2018 from $6.6 million at December 31, 2017, reflecting a net decrease of $847,000 in loans 30 to 89 days past due, partially offset by a $588,000 increase in loans 90 days or greater past due. At September 30, 2018, non-accrual loans exceeded loans 90 days or greater past due primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected and certain loans remain on non-accrual status until they attain a sustained contractual payment history of six consecutive months.

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including TDRs on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At September 30, 2018 we did not have any accruing loans past due 90 days or greater. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the fair value, less estimated costs to sell, at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $1.4 million at September 30, 2018.

The following table provides information with respect to our non-performing assets at the dates indicated.

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One- to four-family	$6,977	$6,890
Home equity lines of credit	—	562
Commercial real estate	353	388
Total real estate loans	7,330	7,840
Commercial and industrial	676	523
Total non-accrual loans (1)	8,006	8,363
Total non-performing assets	$8,006	$8,363
Non-accrual loans to total loans	0.15%	0.18%
Non-accrual loans to total assets	0.14%	0.16%
Non-performing assets to total assets	0.14%	0.16%

(1)	TDRs on accrual status not included above totaled $12.2 million at September 30, 2018 and $12.7 million at December 31, 2017.

Non-accrual loans decreased $357,000, or 4.3%, to $8.0 million, or 0.15% of total loans outstanding at September 30, 2018, from $8.4 million, or 0.18% of total loans outstanding at December 31, 2017, primarily due to a decrease of $562,000 in non-accrual, home equity lines of credit.

Achieving and maintaining a moderate risk profile by aggressively managing troubled assets has been and will continue to be a primary focus for us. At September 30, 2018, our allowance for loan losses was $49.6 million, or 0.94% of total loans and 619.65% of non-accrual loans, compared to $45.2 million, or 0.97% of total loans and 540.30% of non-accrual loans at December 31, 2017. We increased our allowance primarily as a result of growth in the loan portfolio, and in particular, commercial loans. Included in our allowance at September 30, 2018 was a general component of $49.4 million, which is based upon our evaluation of various factors relating to loans not deemed to be impaired. We continue to believe our level of non-performing loans and assets, which declined significantly during the past two years, is manageable and we believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

At September 30, 2018 and December 31, 2017, the Company did not hold any foreclosed real estate. We continue to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures.

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

Total TDRs decreased $464,000 to $13.2 million at September 30, 2018 from $13.7 million at December 31, 2017, reflecting principal pay downs. Modifications of TDRs consist of rate reductions, loan term extensions or provisions for interest-only payments for specified periods up to 12 months. We have generally been successful with the concessions we have offered to borrowers to date. We generally return TDRs to accrual status when they have sustained payments for six consecutive months based on the restructured terms and future payments are reasonably assured.

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

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. These other potential problem loans are generally loans classified as “substandard” or 8-rated loans in accordance with our ten-grade internal loan rating system that is consistent with guidelines established by banking regulators. At September 30, 2018 other potential problem loans totaled $25.0 million, including a $22.0 million commercial and industrial loan relationship and $3.0 million of multi-family loans. The $22.0 million commercial and industrial loan relationship classified as substandard consists of loans to a non-profit educational organization in eastern Massachusetts that was identified during our loan review process as having possible financial issues that, if not corrected, could result in some loss to the Company. It was determined that this loan relationship is performing in accordance with the terms of the loans with the current expectation that we will be repaid in full in accordance with those terms, but with continual credit monitoring of the relationship.

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

Changes in the allowance for loan losses during the periods indicated were as follows:

	Nine Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Beginning balance	$45,185	$40,149
Provision for loan losses	4,285	5,574
Charge-offs:
Construction	—	(2)
Consumer	(225)	(265)
Total charge-offs	(225)	(267)
Recoveries:
One- to four-family	68	33
Multi-family	—	1
Commercial real estate	10	—
Construction	203	51
Commercial and industrial	3	30
Consumer	80	72
Total recoveries	364	187
Net recoveries (charge-offs)	139	(80)
Ending balance	$49,609	$45,643
Allowance to non-accrual loans	619.65%	497.31%
Allowance to total loans outstanding	0.94%	1.00%
Net recoveries (charge-offs) to average loans outstanding	0.00%	(0.00)%

Our provision for loan losses was $4.3 million for the nine months ended September 30, 2018 compared to $5.6 million for the nine months ended September 30, 2017.  For the nine months ended September 30, 2018 the increase in the provision for loan losses was primarily due to growth in the commercial loan categories. The allowance for loan losses was $49.6 million or 0.94% of total loans at September 30, 2018, compared to $45.2 million or 0.97% of total loans at December 31, 2017. The changes in the provision and the allowance for loan losses coverage ratio were based on management’s assessment of loan portfolio growth and composition changes, declines in historical charge-off trends, reduced levels of problem loans and other improving asset quality trends. The increase in the allowance for loan losses at September 30, 2018 compared to December 31, 2017 was primarily due to increases in the commercial real estate, multi-family and commercial and industrial loan categories, partially offset by a decrease in the construction category. Such changes reflected the conversion of construction loans to permanent status in the commercial real estate and commercial and industrial loan portfolios totaling $312.2 million during the nine months ended September 30, 2018. Generally, multi-family, commercial real estate, construction and commercial and industrial loan categories have higher inherent credit risks than one- to four- family loans and home equity lines of credit. We continue to assess the adequacy of our allowance for loan losses in accordance with established policies.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	September 30, 2018			December 31, 2017
			Percent of			Percent of
		Percent of	Loans in		Percent of	Loans in
		Allowance	Category		Allowance	Category
		to Total	of Total		to Total	of Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$1,015	2.0%	12.1%	$1,001	2.2%	12.9%
Multi-family	7,873	15.9	18.4	6,263	13.9	16.7
Home equity lines of credit	65	0.1	0.9	62	0.1	1.0
Commercial real estate	25,836	52.2	46.1	21,513	47.6	44.2
Construction	8,800	17.7	11.2	10,166	22.5	13.7
Total real estate loans	43,589	87.9	88.7	39,005	86.3	88.5
Commercial and industrial	5,919	11.9	11.1	6,084	13.5	11.3
Consumer	101	0.2	0.2	96	0.2	0.2
Total loans	$49,609	100.0%	100.0%	$45,185	100.0%	100.0%

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

We had impaired loans totaling $4.9 million as of September 30, 2018 and December 31, 2017. At September 30, 2018, impaired loans totaling $1.8 million had a valuation allowance of $172,000. Impaired loans totaling $1.8 million had a valuation allowance of $184,000 at December 31, 2017. Our average investment in impaired loans was $5.1 million and $7.6 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral-dependent as of September 30, 2018 and considered any probable loss in determining the allowance for loan losses.

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

Securities Portfolio. At September 30, 2018 our securities portfolio was $33.6 million, or 0.6% of total assets, compared to $38.4 million, or 0.7% of total assets, at December 31, 2017. During the nine months ended September 30, 2018, the securities portfolio decreased $4.7 million, or 12.3%, primarily due to $2.4 million in maturities, calls and principal payments and $3.9 million in sales, partially offset by $1.6 million in purchases. At September 30, 2018, the securities portfolio consisted of $17.5 million, or 52.0%, in debt securities and $16.1 million, or 48.0%, in equity securities. The debt securities within the portfolio are government-sponsored enterprises, municipal bonds, and mortgage-backed securities issued by government-sponsored enterprises and private companies. Included in marketable equity securities are common stocks and money market mutual funds. We purchase equity securities with the intent to generate long-term capital gains through purchasing investment grade dividend paying securities in companies with relatively low long-term debt and a history of sustained earnings and above-average growth. We typically initiate a securities position based on market opportunities. At September 30, 2018 we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our stockholders’ equity. Refer to Note 4, Securities, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our securities portfolio.

Deposits. Deposits are a major source of our funds for lending and other investment purposes. Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Our deposit base is comprised of demand, interest-bearing checking, money market, regular savings and other deposits, and certificates of deposit, which include brokered certificates of deposit. We consider demand, interest-bearing checking, money market, and regular savings and other deposits to be core deposits. Total deposits increased $303.4 million, or 7.4%, to $4.411 billion at September 30, 2018 from $4.108 billion at December 31, 2017. Our continuing focus on the acquisition and expansion of core deposit relationships resulted in net growth in core deposits of $77.3 million, or 2.8%, to $2.815 billion, or 63.8% of total deposits. Refer to Note 6, Deposits, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our deposits.

The following table sets forth the average balances of deposits for the periods indicated.

	Nine Months Ended September 30,
	2018			2017
			Percent			Percent
	Average	Average	of Total	Average	Average	of Total
	Balance	Rate	Deposits	Balance	Rate	Deposits
	(Dollars in thousands)
Noninterest-bearing demand deposits	$488,597	—%	11.1%	$444,324	—%	11.6%
Interest-bearing demand deposits	1,090,516	1.26	26.1	743,531	0.84	22.7
Money market deposits	867,272	1.09	19.1	988,884	0.90	24.7
Regular savings and other deposits	334,605	0.14	7.5	316,463	0.14	8.2
Certificates of deposit	1,480,331	1.79	36.2	1,150,472	1.41	32.8
Total	$4,261,321	1.18%	100.0%	$3,643,674	0.88%	100.0%

Borrowings. We use borrowings from the FHLB to supplement our supply of funds for loans and investments. At September 30, 2018 and December 31, 2017, FHLB advances totaled $650.8 million and $513.4 million, respectively, with a weighted average rate of 1.63% and 1.22%, respectively. Total borrowings increased $137.3 million, or 26.7%, during the nine months ended September 30, 2018. During the nine months ended September 30, 2018 the Bank entered into a short-term advance with a term of one month and a fixed rate of 2.37% and long-term advances with the FHLB totaling $325.0 million with original terms ranging from two to five years and initial interest rates ranging from 0.04% to 2.84%. The maturing advances with the FHLB during the nine months ended September 30, 2018 totaled $45.0 million and consisted of long term advances with original terms of two years and fixed interest rates ranging from 1.21% to 1.35%. The advances called by the FHLB during the nine months ended September 30, 2018 totaled $180.0 million and consisted of long term advances with original terms ranging from four to 15 years and interest rates at the time of call ranging from 0.42% to 1.87%. At September 30, 2018, we also had an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily, none of which was outstanding at that date. Refer to Note 7, Borrowings, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our borrowings.

Information relating to borrowings is detailed in the following table.

	Nine Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Balance outstanding at end of period	$650,772	$471,069
Average amount outstanding during the period	$575,375	$385,696
Weighted average interest rate during the period	1.43%	1.21%
Maximum outstanding at any month end	$650,772	$474,015
Weighted average interest rate at end of period	1.63%	1.16%

Stockholders’ Equity. Total stockholders’ equity increased $32.7 million, or 5.1%, to $679.1 million at September 30, 2018, from $646.4 million at December 31, 2017. The increase for the nine months ended September 30, 2018 was due primarily to net income of $43.4 million and $3.3 million related to stock-based compensation plans, partially offset by the repurchase of 314,010 shares of the Company’s stock at a total cost of $6.1 million, dividends of $0.15 per share totaling $7.7 million, the surrender of 117,313 shares of the Company’s stock related to the tax withholdings resulting from stock option exercises at a total cost of $2.0 million and $437,000 in accumulated other comprehensive loss, reflecting a decrease in the fair value of available-for-sale securities. Stock options exercised by employees and directors totaled 544,869 during the third quarter of 2018 and 762,332 shares during the nine months ended September 30, 2018, including 706,610 shares from stock options granted in 2008 and exercised prior to expiration. Stockholders’ equity to assets was 11.76% at September 30, 2018, compared to 12.20% at December 31, 2017. Book value per share increased to $12.52 at September 30, 2018 from $11.96 at December 31, 2017. At September 30, 2018, the Company and the Bank continued to exceed all regulatory capital requirements. Refer to “- Capital Management” within this report for more information regarding capital requirements and actual capital amounts and ratios for the Bank and the Company.

Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017

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

Net income information is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
	(Dollars in thousands)
Net interest income	$41,367	$38,054	$3,313	8.7%	$122,262	$106,863	$15,399	14.4%
Provision for loan losses	226	2,458	(2,232)	(90.8)	4,285	5,574	(1,289)	(23.1)
Non-interest income	3,677	5,253	(1,576)	(30.0)	8,868	14,355	(5,487)	(38.2)
Non-interest expenses	23,007	20,814	2,193	10.5	71,161	64,096	7,065	11.0
Net income	17,357	13,333	4,024	30.2	43,413	33,924	9,489	28.0
Basic earnings per share	0.34	0.26	0.08	29.5	0.84	0.66	0.18	26.9
Diluted earnings per share	0.33	0.25	0.08	30.0	0.82	0.65	0.18	27.1
Return on average assets	1.22%	1.10%	0.12%	10.9	1.05%	0.97%	0.08%	8.2
Return on average equity	10.28%	8.40%	1.88%	22.4	8.72%	7.25%	1.47%	20.3

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

	Three Months Ended September 30,
	2018			2017
	Average Balance	Interest (1)	Yield Cost (1)(6)	Average Balance	Interest (1)	Yield Cost (1)(6)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$5,213,832	$56,488	4.30%	$4,402,966	$47,855	4.31%
Securities and certificates of deposits	57,489	355	2.45	132,972	658	1.96
Other interest-earning assets (3)	310,622	1,932	2.47	208,193	819	1.56
Total interest-earning assets	5,581,943	58,775	4.18	4,744,131	49,332	4.13
Noninterest-earning assets	118,253			115,491
Total assets	$5,700,196			$4,859,622
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,133,916	4,032	1.41	$819,965	1,874	0.91
Money market deposits	869,248	2,658	1.21	966,340	2,240	0.92
Regular savings and other deposits	329,586	114	0.14	323,621	113	0.14
Certificates of deposit	1,557,998	7,480	1.90	1,169,264	4,301	1.46
Total interest-bearing deposits	3,890,748	14,284	1.46	3,279,190	8,528	1.03
Borrowings	612,171	2,463	1.60	468,642	1,388	1.18
Total interest-bearing liabilities	4,502,919	16,747	1.48	3,747,832	9,916	1.05
Noninterest-bearing demand deposits	494,366			450,890
Other noninterest-bearing liabilities	27,388			26,228
Total liabilities	5,024,673			4,224,950
Total stockholders' equity	675,523			634,672
Total liabilities and stockholders' equity	$5,700,196			$4,859,622
Net interest-earning assets	$1,079,024			$996,299
Fully tax-equivalent net interest income		42,028			39,416
Less: tax-equivalent adjustments		(661)			(1,362)
Net interest income		$41,367			$38,054
Interest rate spread (1)(4)			2.70%			3.08%
Net interest margin (1)(5)			2.99%			3.30%
Average interest-earning assets to average interest-bearing liabilities		123.96%			126.58%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$4,385,114	$14,284	1.29%	$3,730,080	$8,528	0.91%
Total deposits and borrowings, including noninterest-bearing demand deposits	$4,997,285	$16,747	1.33%	$4,198,722	$9,916	0.94%

(1)

Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, as well as resulting yields, interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the three months ended September 30, 2018 and 2017, yields on loans before tax-equivalent adjustments were 4.25% and 4.20%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 2.30% and 1.65%, respectively, and yields on total interest-earning assets before tax-equivalent adjustments were 4.13% and 4.01%, respectively. Interest rate spread before tax-equivalent adjustments for the three months ended September 30, 2018 and 2017 was 2.65% and 2.96%, respectively, while net interest margin before tax-equivalent adjustments for the three months ended September 30, 2018 and 2017 was 2.94% and 3.18%, respectively.

(2)	Loans on non-accrual status are included in average balances.
(3)	Includes FHLB stock and associated dividends.
(4)	Interest rate spread represents the difference between the tax-equivalent yield on interest-earning assets and the cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income (tax-equivalent basis) divided by average interest-earning assets.
(6)	Annualized.

	Nine Months Ended September 30,
	2018			2017
	Average Balance	Interest (1)	Yield Cost (1)(6)	Average Balance	Interest (1)	Yield Cost (1)(6)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$5,012,959	$161,552	4.31%	$4,196,281	$133,976	4.27%
Securities and certificates of deposits	74,575	1,321	2.37	140,277	2,076	1.98
Other interest-earning assets (3)	319,028	4,981	2.09	230,291	2,200	1.28
Total interest-earning assets	5,406,562	167,854	4.15	4,566,849	138,252	4.05
Noninterest-earning assets	120,139			112,600
Total assets	$5,526,701			$4,679,449
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,090,516	10,309	1.26	$743,531	4,691	0.84
Money market deposits	867,272	7,041	1.09	988,884	6,689	0.90
Regular savings and other deposits	334,605	346	0.14	316,463	335	0.14
Certificates of deposit	1,480,331	19,848	1.79	1,150,472	12,167	1.41
Total interest-bearing deposits	3,772,724	37,544	1.33	3,199,350	23,882	1.00
Borrowings	575,375	6,154	1.43	385,696	3,486	1.21
Total interest-bearing liabilities	4,348,099	43,698	1.34	3,585,046	27,368	1.02
Noninterest-bearing demand deposits	488,597			444,324
Other noninterest-bearing liabilities	26,559			26,421
Total liabilities	4,863,255			4,055,791
Total stockholders' equity	663,446			623,658
Total liabilities and stockholders' equity	$5,526,701			$4,679,449
Net interest-earning assets	$1,058,463			$981,803
Fully tax-equivalent net interest income		124,156			110,884
Less: tax-equivalent adjustments		(1,894)			(4,021)
Net interest income		$122,262			$106,863
Interest rate spread (1)(4)			2.81%			3.03%
Net interest margin (1)(5)			3.07%			3.25%
Average interest-earning assets to average interest-bearing liabilities		124.34%			127.39%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$4,261,321	$37,544	1.18%	$3,643,674	$23,882	0.88%
Total deposits and borrowings, including noninterest-bearing demand deposits	$4,836,696	$43,698	1.21%	$4,029,370	$27,368	0.91%

(1)

Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, as well as resulting yields, interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the nine months ended September 30, 2018 and 2017, yields on loans before tax-equivalent adjustments were 4.26% and 4.15%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 2.22% and 1.67%, respectively, and yields on total interest-earning assets before tax-equivalent adjustments were 4.10% and 3.93%, respectively. Interest rate spread before tax-equivalent adjustments for the nine months ended September 30, 2018 and 2017 was 2.76% and 2.91%, respectively, while net interest margin before tax-equivalent adjustments for the nine months ended September 30, 2018 and 2017 was 3.02% and 3.13%, respectively.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018 Compared to 2017			2018 Compared to 2017
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)			(In thousands)
Interest income:
Loans	$8,786	$(153)	$8,633	$26,308	$1,268	$27,576
Securities and certificates of deposit	(438)	135	(303)	(1,107)	352	(755)
Other interest-earning assets	510	603	1,113	1,051	1,730	2,781
Total	8,858	585	9,443	26,252	3,350	29,602
Interest expense:
Deposits	2,297	3,459	5,756	5,823	7,839	13,662
Borrowings	495	580	1,075	1,943	725	2,668
Total	2,792	4,039	6,831	7,766	8,564	16,330
Change in fully tax-equivalent net interest income	$6,066	$(3,454)	$2,612	$18,486	$(5,214)	$13,272

The interest rate spread and net interest margin on a tax-equivalent basis were 2.70% and 2.99%, respectively, for the three months ended September 30, 2018 compared to 3.08% and 3.30%, respectively, for the three months ended September 30, 2017. For the nine months ended September 30, 2018 the interest rate spread and net interest margin on a tax-equivalent basis were 2.81% and 3.07%, respectively, compared to 3.03% and 3.25%, respectively, for the nine months ended September 30, 2017. Net interest income increased 8.7% and 14.4% for the three and nine months ended September 30, 2018, respectively, compared to the respective prior periods and was primarily due to growth in average loan balances and yields on interest-earning assets, partially offset by growth in in the average balances of deposits and borrowings along with an increase in the cost of funds. The interest rate spread and interest rate margin on a tax-equivalent basis for the three and nine months ended September 30, 2018 reflect the reduction in the statutory federal income tax rate to 21% from 35%.

The yield on interest-earning assets on a tax-equivalent basis increased five basis points to 4.18% for the for the three months ended September 30, 2018, compared to 4.13% for the three months ended September 30, 2017, while the cost of funds increased 39 basis points to 1.33% from 0.94% for the three months ended September 30, 2018 and 2017, respectively. The increase in interest income was primarily due to growth in the Company’s average loan balances of $810.9 million, or 18.4%, to $5.214 billion, partially offset by declines in the yield on loans to 4.30% on a tax-equivalent basis, reflecting reductions in prepayment fees of $440,000 compared to the third quarter of 2017. The yields on loans and interest-earning assets on a tax-equivalent basis for the three months ended September 30, 2018, reflect the reduction in the statutory federal income tax rate to 21% from 35%. The increase in interest expense on deposits was primarily due to the growth in average total deposits of $655.0 million, or 17.6%, to $4.385 billion and an increase in the average total cost of deposits of 38 basis points to 1.29% for the three months ended September 30, 2018 compared to the same period in 2017. The increase in interest expense on borrowings was primarily due to the increase in average borrowings of $143.5 million, or 30.6%, to $612.2 million, and an increase in the cost of average borrowings of 42 basis points to 1.60% for the three months ended September 30, 2018 compared to 1.18% for the three months ended September 30, 2017.

The yield on interest-earning assets on a tax-equivalent basis increased 10 basis points to 4.15% for the nine months ended September 30, 2018 compared to 4.05% for the nine months ended September 30, 2017, while the cost of funds increased 30 basis points to 1.21% from 0.91% for the nine months ended September 30, 2018 and 2017, respectively. The increase in interest income was primarily due to growth in the Company’s average loan balances of $816.7 million, or 19.5%, to $5.013 billion, and an increase in the yield on loans on a tax-equivalent basis of four basis points to 4.31% for the nine months ended September 30, 2018 compared to 4.27% for the nine months ended September 30, 2017. The yields on loans and interest-earning assets on a tax-equivalent basis for the nine months ended September 30, 2018 reflect the reduction in the statutory federal income tax rate to 21% from 35%. The increase in interest expense on deposits was primarily due to the growth in average total deposits of $617.6 million, or 17.0%, to $4.261 billion and an increase in the average total cost of deposits of 30 basis points to 1.18% for the nine months ended September 30, 2018 compared the same period in September 30, 2017. The increase in interest expense on borrowings was primarily due to the increase in average borrowings of $189.7 million, or 49.2%, to $575.4 million, and an increase in the cost of average borrowings of 22 basis points to 1.43% for the nine months ended September 30, 2018 compared to 1.21% for the nine months ended September 30, 2017.

Provision for Loan Losses. The provision for loan losses was $226,000 for the three months ended September 30, 2018 compared to $2.5 million for the three months ended September 30, 2017, reflecting reductions in the allocated general component of the allowance for loan losses due to the conversion of construction loans to permanent status in the commercial real estate and commercial and industrial loan portfolios totaling $90.3 million during the three months ended September 30, 2018. For the nine months ended September 30, 2018, the provision for loan losses was $4.3 million compared to $5.6 million for the nine months ended September 30, 2017. For further discussion of the changes in the provision and allowance for loan losses, refer to “- Comparison of Financial Condition at September 30, 2018 and December 31, 2017 - Allowance for Loan Losses.”

Non-Interest Income. Non-interest income information is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
	(Dollars in thousands)				(Dollars in thousands)
Customer service fees	$2,242	$2,081	$161	7.7%	$6,694	$6,347	$347	5.5%
Loan fees	301	180	121	67.2	438	1,882	(1,444)	(76.7)
Mortgage banking gains, net	74	176	(102)	(58.0)	270	348	(78)	(22.4)
Gain on sales of securities available for sale, net	—	865	(865)	(100.0)	—	3,247	(3,247)	(100.0)
Gain (loss) on equity securities, net	781	—	781	—	632	—	632	—
Income from bank-owned life insurance	279	294	(15)	(5.1)	828	874	(46)	(5.3)
Gain on life insurance distribution	—	1,657	(1,657)	(100.0)	—	1,657	(1,657)	(100.0)
Other income	—	—	—	—	6	—	6	—
Total non-interest income	$3,677	$5,253	$(1,576)	(30.0)%	$8,868	$14,355	$(5,487)	(38.2)%

The decrease in non-interest income for the three and nine months ended September 30, 2018 reflects a gain on life insurance distribution of $1.7 million related to a bank-owned life insurance claim recognized in the third quarter of 2017 and decreases in gains on sales of securities available for sale, net of $865,000 and $3.2 million during the three and nine months ended September 30, 2017, respectively, partially offset by increases in gain of equity securities, net of $781,000 and $632,000 for the three and nine months ended September 30, 2018, respectively.  The decrease in loan fees for the nine months ended September 30, 2018 was primarily due to $1.3 million of loan swap fee income recognized in the second quarter of 2017. Equity securities sold during the three and nine months ended September 30, 2018 resulted in gains of $399,000 and $553,000, respectively. In addition, unrealized gain on equity securities of $382,000 and $79,000 were recognized during the three and nine months ended September 30, 2018, respectively, for equity securities held in the portfolio at fair value as of September 30, 2018. This change in reporting classification is due to the implementation of ASU 2016-01 on January 1, 2018. See “Note 4 – Securities” in the Notes to the Unaudited Consolidated Financial Statements for additional disclosures.

Non-Interest Expense. Non-interest expense information is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
	(Dollars in thousands)				(Dollars in thousands)
Salaries and employee benefits	$14,386	$12,973	$1,413	10.9%	$44,218	$39,400	$4,818	12.2%
Occupancy and equipment	2,981	2,676	305	11.4	9,545	8,735	810	9.3
Data processing	1,747	1,528	219	14.3	5,083	4,381	702	16.0
Marketing and advertising	832	715	117	16.4	2,805	2,522	283	11.2
Professional services	683	624	59	9.5	2,648	2,865	(217)	(7.6)
Deposit insurance	851	660	191	28.9	2,430	2,164	266	12.3
Merger and acquisition	26	271	(245)	(90.4)	114	271	(157)	(57.9)
Other general and administrative	1,501	1,367	134	9.8	4,318	3,758	560	14.9
Total non-interest expenses	$23,007	$20,814	$2,193	10.5%	$71,161	$64,096	$7,065	11.0%

The increases in salaries and employee benefits expense reflects annual increases in employee compensation and health benefits during the first quarter of 2018. In addition, the increases in salaries and employee benefits, occupancy and equipment expenses and data processing include costs associated with the expansion of our branch and support staff, including two branches acquired from Meetinghouse Bank on December 29, 2017, one new branch opened in the first quarter of 2018, another new branch opened in October 2018 and two new branch openings planned for later in 2018. Professional services decreased primarily due to additional costs incurred in the nine months ended September 30, 2017 related to regulatory compliance projects undertaken to enhance our regulatory compliance infrastructure. Other general and administrative expenses reflect core deposit intangible amortization of $147,000 and $442,000 for the three and nine months ended September 30, 2018.

Income Tax Provision. The Company recorded a provision for income taxes of $4.5 million for the three months ended September 30, 2018, reflecting an effective tax rate of 20.4%, compared to $6.7 million, or a 33.5% effective tax rate, for the three months ended September 30, 2017. For the nine months ended September 30, 2018, the provision for income taxes was $12.3 million, reflecting an effective tax rate of 22.0%, compared to $17.6 million, or an effective tax rate of 34.2% for the nine months ended September 30, 2017. The reductions in the provision for income taxes and the effective tax rate for the quarter and nine months ended September 30, 2018 reflect the decrease in the statutory federal income tax rate to 21% from 35% effective January 1, 2018 as a result of the Tax Cuts and Jobs Act.

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

Our most liquid assets are cash and due from banks, and certificates of deposit with other banks. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2018, cash and due from banks totaled $313.7 million and certificates of deposit totaled $20.9 million. In addition, at September 30, 2018, we had $307.8 million of available borrowing capacity with the FHLB, including a $9.4 million line of credit. On September 30, 2018, we had $650.8 million of advances outstanding. We periodically pledge additional multi-family and commercial real estate loans held in the Bank’s portfolio as qualified collateral to increase our borrowing capacity with the FHLB.

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

A significant use of our liquidity is the funding of loan originations. At September 30, 2018 and December 31, 2017, we had total loan commitments outstanding of $1.311 billion and $1.205 billion, respectively. Historically, many of the commitments expire without being fully drawn; therefore the total amount of commitments does not necessarily represent future cash requirements. Refer to Note 8, Commitments and Derivatives, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our outstanding commitments.

Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of September 30, 2018 totaled $843.3 million, or 52.8% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained with us. We have the ability to attract and retain deposits by adjusting the interest rates offered and accepting brokered certificates of deposit when it is deemed cost effective.

Meridian Bancorp, Inc. is a separate legal entity from East Boston Savings Bank and it must provide for its own liquidity to pay dividends and repurchase its common stock and for other corporate purposes. Meridian Bancorp, Inc.’s primary source of liquidity is the remaining proceeds from the 2014 second-step offering, and to a lesser extent dividend payments received from East Boston Savings Bank. The ability of East Boston Savings Bank to pay dividends is subject to regulatory requirements. At September 30, 2018, Meridian Bancorp, Inc. (on an unconsolidated basis) had cash and cash equivalents, certificates of deposit and equity securities totaling $79.9 million.

Capital Management. Both the Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2018, both the Company and the Bank exceeded all of their respective regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

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

The Company may use capital management tools such as cash dividends and common share repurchases. We are subject to the Federal Reserve Board’s notice provisions for stock repurchases. In August 2015, the Company received regulatory approval from the Massachusetts Commissioner of Banks and a non-objection from the Federal Reserve Bank to adopt a stock repurchase program for up to 5% of its common stock. As of September 30, 2018, the Company had repurchased 2,373,621 shares of its stock at an average price of $14.45 per share, or 86.7% of the 2,737,334 shares authorized for repurchase under the Company’s repurchase program. During the nine months ended September 30, 2018 the Company’s Board of Directors declared three quarterly cash dividends of $0.05 per common share on March 1, 2018, June 1, 2018 and August 29, 2018. The dividend declared on August 29, 2018 was paid on October 2, 2018 to stockholders of record at the close of business on September 18, 2018. On October 23, 2018, the Company announced that its Board of Directors intends to increase the quarterly dividend by $0.02 per share, or 40%, to $0.07 per share in the fourth quarter of 2018.

The Company’s and the Bank’s actual capital amounts and ratios follow:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2018
Total Capital (to Risk Weighted Assets):
Company	$707,125	12.8%	$440,283	8.0%	N/A	N/A
Bank	608,444	11.1	439,925	8.0	$549,906	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Company	657,516	11.9	330,212	6.0	N/A	N/A
Bank	558,835	10.2	329,943	6.0	439,925	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	657,516	11.9	247,659	4.5	N/A	N/A
Bank	558,835	10.2	247,458	4.5	357,439	6.5
Tier 1 Capital (to Average Assets):
Company	657,516	11.5	227,799	4.0	N/A	N/A
Bank	558,835	9.9	226,092	4.0	282,615	5.0
December 31, 2017
Total Capital (to Risk Weighted Assets):
Company	$669,536	13.6%	$393,875	8.0%	N/A	N/A
Bank	555,737	11.3	392,729	8.0	$490,911	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Company	624,039	12.7	295,406	6.0	N/A	N/A
Bank	510,240	10.4	294,546	6.0	392,729	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	624,039	12.7	221,554	4.5	N/A	N/A
Bank	510,240	10.4	220,910	4.5	319,092	6.5
Tier 1 Capital (to Average Assets):
Company	624,039	12.1	206,293	4.0	N/A	N/A
Bank	510,240	10.1	202,224	4.0	252,780	5.0

A reconciliation of the Company’s and Bank’s stockholders’ equity to regulatory capital follows:

	September 30,		December 31,
	2018		2017
	Consolidated	Bank	Consolidated	Bank
	(In thousands)
Total stockholders' equity per financial statements	$679,143	$580,462	$646,399	$532,600
Adjustments to Tier 1 and Common Equity Tier 1 capital:
Accumulated other comprehensive loss (income)	812	812	(128)	(128)
Goodwill disallowed	(19,638)	(19,638)	(19,638)	(19,638)
Core deposit intangible, net of deferred tax liability disallowed	(2,801)	(2,801)	(2,594)	(2,594)
Total Tier 1 and Common Equity Tier 1 capital	657,516	558,835	624,039	510,240
Adjustments to total capital:
Allowance for loan losses	49,609	49,609	45,185	45,185
45% of net unrealized gains on marketable equity securities	—	—	312	312
Total regulatory capital	$707,125	$608,444	$669,536	$555,737

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

For the nine months ended September 30, 2018, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Increase (Decrease)	September 30, 2018			December 31, 2017
in Market Interest Rates	Amount	Change	Percent	Amount	Change	Percent
	(Dollars in thousands)
300	$149,285	$(15,361)	(9.33)%	$149,829	$(6,785)	(4.30)%
Flat	164,646			156,614
-100	168,266	3,620	2.20	159,112	2,498	1.60

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

ITEM 1A.     RISK FACTORS

For information regarding our risk factors, see “Risk Factors,” in the Company’s 2017 Annual Report on Form 10-K, filed with the SEC on March 1, 2018, which is available through the SEC’s website at www.sec.gov. As of September 30, 2018, our risk factors had not changed materially from those reported in the annual report. The risks described in the Annual Report are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a.)	Not applicable
(b.)	Not applicable
(c.)	The following table sets forth information with respect to any purchase made by or on behalf of the Company during the indicated periods:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2018	—	$—	—	363,713
August 1 – 31, 2018	—	$—	—	363,713
September 1 – 30, 2018	—	$—	—	363,713
	—	$—	—	363,713

(1)

In August 2015, the Company’s Board of Directors voted to adopt a stock repurchase program of up to 5% of its outstanding common stock, or 2,737,334 shares of its common stock. The program has no set expiration or termination date.

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

10.21	Amendment Number One to Meridian Bancorp, Inc. 2008 Equity Incentive Plan dated August 15, 2018

21	Subsidiaries of Registrant filed as an exhibit to Form 10-Q filed on November 10, 2014

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

MERIDIAN BANCORP, INC. (Registrant)

Date: November 9, 2018	By:	/s/ Richard J. Gavegnano
Richard J. Gavegnano Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2018	By:	/s/ Mark L. Abbate
Mark L. Abbate
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)