Form 10-K
period 2018-12-31
Meridian Bancorp, Inc.
filed 2019-03-01
CIK 1600125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2018

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to price at which the common equity was last sold on June 29, 2018 was $1,032,286,093.  As of February 22, 2019, there were 53,515,794 outstanding shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2019 Annual Meeting of Stockholders of the Registrant are incorporated by reference in Part III of this Form 10-K.

MERIDIAN BANCORP, INC.

2018 FORM 10-K ANNUAL REPORT

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

•	technological changes that may be more difficult or expensive than expected;

•	the ability of third-party providers to perform their obligations to us;
•	the ability of the U.S. Government to manage federal debt limits;
•	the effects of federal government shutdowns;
•	our ability to successfully introduce new products and services;
•	our ability to retain key employees.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Please see “Risk Factors” beginning on page 23.

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

East Boston Savings Bank

East Boston Savings Bank (the “Bank”) is a Massachusetts-chartered stock savings bank, founded in 1848, that conducts its business from 37 full-service locations, one mobile branch and three loan centers in the greater Boston metropolitan area. We offer a variety of deposit and loan products to individuals and businesses located in our primary market, which consists of Suffolk, Norfolk, Middlesex and Essex Counties, Massachusetts. We attract deposits from the general public and use those funds to originate one- to four-family real estate, multi-family and commercial real estate, construction, commercial and industrial, and consumer loans, which we primarily hold for investment. Our lending business also involves the purchase and sale of loan participation interests.

Available Information

The Company is a public company and files interim, quarterly and annual reports with the Securities and Exchange Commission. These respective reports are on file and a matter of public record with the Securities and Exchange Commission. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

The Company’s executive offices are located at 67 Prospect Street, Peabody, Massachusetts 01960, and our telephone number is (617) 567-1500. The Company’s website address is www.ebsb.com. Our public reports are available, free of charge, on our website as soon or reasonably practical after they are filed with or furnished to the Securities and Exchange Commission. Information on this website is not and should not be considered to be a part of this report.

Market Area

We consider the greater Boston metropolitan area to be our primary market area. While our primary deposit-gathering area is concentrated in the greater Boston metropolitan area, our lending area encompasses a broader market that includes most of eastern Massachusetts, including Cape Cod, and portions of southeastern New Hampshire, Maine and Rhode Island. We conduct our operations through our 37 full-service offices, one mobile branch and three loan centers located in the following Massachusetts counties, all of which are located in the greater Boston metropolitan area: Essex (six offices and two loan centers), Middlesex (eight offices), Suffolk (21 offices and one loan center) and Norfolk (two offices). The greater Boston metropolitan area is the 10th largest metropolitan area in the United States. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale retail trade, to finance, technology and medical care. The largest employment sector, however, is health care and social services, accounting for 14.5% of businesses in Massachusetts. Based on data from the Federal Reserve Bank of Boston, the unemployment rate for Massachusetts decreased to 2.7% in December 2018 as compared to 3.1% in December 2017. Home prices in Massachusetts rose at an annual rate of 7.9% in the third quarter of 2018 as compared to 5.8% for the third quarter of 2017.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies. Several large holding companies operate banks in our market area. These institutions are significantly larger than us and, therefore, have greater resources. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. Based on data from the Federal Deposit Insurance Corporation (“FDIC”) as of June 30, 2018 (the latest date for which information is available), the Bank had 1.27% of the deposit market share within the Boston-Cambridge-Newton, Massachusetts — New Hampshire metropolitan statistical area, giving us the 10th largest market share in our metropolitan statistical area out of 127 financial institutions in our metropolitan statistical area as of that date.

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

Lending Activities

Commercial Real Estate Loans. At December 31, 2018, commercial real estate loans were $2.622 billion, or 46.4%, of our total loan portfolio. The commercial real estate loan portfolio consisted of $836.4 million of fixed-rate loans and $1.786 billion of adjustable-rate loans at December 31, 2018. Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, industrial facilities and retail facilities. At December 31, 2018, $258.1 million of our commercial real estate portfolio was owner occupied commercial real estate, and the remaining $2.364 billion was secured by income producing, or non-owner occupied commercial real estate. We intend to continue to grow our commercial real estate loan portfolio while maintaining prudent underwriting standards. In addition to originating these loans, we also participate in loans with other financial institutions.

We originate a variety of fixed- and adjustable-rate commercial real estate loans for terms and amortization periods up to 30 years, which may include balloon loans. Interest rates and payments on our adjustable-rate loans adjust every three, five, seven or ten years and generally are adjusted to a rate equal to a percentage above the corresponding U.S. Treasury rate or Federal Home Loan Bank borrowing rate. Most of our adjustable-rate commercial real estate loans adjust every five years and amortize over terms of 25 to 30 years. We also include prepayment penalties on loans we originate. Loan amounts generally do not exceed 75% to 80% of the property’s appraised value at the time the loan is originated. In addition, borrowers are generally required by policy to have a minimum income to debt service ratio of 1.20x. We require independent appraisals or evaluations on all loans secured by commercial real estate from an approved appraisers list. We require most of our commercial real estate loan borrowers to submit annual financial statements and/or rent rolls on the subject property. These properties may also be subject to annual inspections to support that appropriate maintenance is being performed by the owner/borrower. Our policy is to review all commercial real estate loans over $1 million at least annually along with each of these loan’s commercial real estate borrower and, as applicable, each guarantor. The loan and its borrowers and/or guarantors are subject to an annual risk review verifying that the loan is properly risk rated based upon covenant compliance and other terms as provided for in the loan agreements. While this process does not prevent loans from becoming delinquent, it provides us with the opportunity to better identify problem loans in a timely manner and to work with the borrower prior to the loan becoming delinquent.

The following table provides information with respect to our commercial real estate loans by type at December 31, 2018:

	Amount	Percent
	(Dollars in thousands)
Accommodations	$217,270	8.3%
Industrial/Warehouse	557,244	21.2
Mixed use	145,398	5.5
Office building	864,649	33.0
Retail	520,735	19.9
Other	316,683	12.1
	$2,621,979	100.0%

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

The average outstanding loan size in our commercial real estate portfolio was $3.4 million as of December 31, 2018. We currently target new individual commercial real estate loan originations to owners and investors in our market area and generally originate loans to one borrower up to $75.0 million. We generally do not make commercial real estate loans outside our primary market areas. Our largest single commercial real estate relationship at December 31, 2018 totaled $80.6 million. These loans are secured by industrial/warehouse properties. Our next largest borrowing relationship at December 31, 2018 was for $72.5 million and is secured by industrial/warehouse properties. The third largest relationship was for $70.0 million at December 31, 2018 and is secured by office buildings. At December 31, 2018, all of these loans were performing in accordance with their repayment terms.

One- to Four-Family Residential Loans. Our one- to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. At December 31, 2018, one- to four-family residential loans were $647.4 million, or 11.4% of our total loan portfolio.  The one- to four-family residential portfolio consists of $83.8 million and $563.6 million of fixed-rate and adjustable-rate loans, respectively, at December 31, 2018. We generally offer fixed-rate loans and adjustable-rate loans with terms up to 30 years. Generally, our fixed-rate loans conform to Fannie Mae and Freddie Mac underwriting guidelines and those with longer terms (more than 10 years) are originated with the intention to sell. Our adjustable-rate mortgage loans generally adjust annually or every three years after an initial fixed period that ranges from three to ten years. Management has the intent and ability to hold the remaining fixed-rate loans in our loan portfolio for the foreseeable future or until maturity or pay-off. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the one or three year U.S. Treasury index. Depending on the loan type, the maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate caps range from 2% to 6% over the initial interest rate of the loan. Our residential loans generally do not have prepayment penalties.

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

While our one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans. We do not offer loans with negative amortization and generally do not offer interest-only, one- to four-family residential real estate loans. Additionally, our current practice is generally (1) to sell to the secondary market newly originated longer-term (terms of 10 years or greater) fixed-rate, one- to four-family residential real estate loans, and (2) to hold in our portfolio shorter-term, fixed-rate loans and adjustable-rate loans. We sell residential real estate loans in the secondary market primarily with servicing released. We also sell loans to Fannie Mae, the Federal Home Loan Bank Mortgage Partnership Finance Program and other investors with servicing retained.

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

We also offer adjustable-rate loans secured by one- to four-family properties that are not owner-occupied. Non-owner-occupied one- to four-family residential loans generally can be made with a loan-to-value ratio of up to 75% with such value measured at origination. At December 31, 2018, these loans totaled $221.0 million. Non-owner-occupied residential loans can have higher risk of loss than owner-occupied residential loans, as payment on such loans often depends on successful operation and management of the properties. In addition, non-owner-occupied residential borrowers may be more willing to default on a loan than an owner-occupied residential borrower as the non-owner-occupied residential borrower would not be losing his or her residence.

Multi-Family Real Estate Loans. At December 31, 2018, multi-family real estate loans were $1.011 billion, or 17.9% of our total loan portfolio. The multi-family loan portfolio consisted of $79.6 million of fixed-rate loans and $930.9 million of adjustable-rate loans at December 31, 2018. Our multi-family real estate loans are generally secured by apartment buildings. We intend to continue to grow our multi-family loan portfolio, while maintaining prudent underwriting standards. In addition to originating these loans, we also participate in loans with other financial institutions.

We originate a variety of adjustable-rate, multi-family real estate loans for terms up to 30 years. Interest rates and payments on our adjustable-rate loans adjust every three, five, seven or ten years and generally are adjusted to a rate equal to a percentage above the corresponding U.S. Treasury rate or Federal Home Loan Bank borrowing rate. Most of our adjustable-rate multi-family real estate loans adjust every five years and amortize over terms of 25 to 30 years. We also include prepayment penalties on loans we originate. Loan amounts generally do not exceed 75% to 80% of the property’s appraised value at the time the loan is originated. Borrowers are generally required by policy to have a minimum income to debt service ratio of 1.20x. We require most of our multi-family real estate loan borrowers to submit annual financial statements and/or rent rolls on the subject property. These properties may also be subject to annual inspections to support that appropriate maintenance is being performed by the owner/borrower.

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

The average outstanding loan size in our multi-family real estate portfolio was $2.0 million as of December 31, 2018. We currently target new individual multi-family real estate loan originations to owners and investors in our market area and generally originate loans to one borrower up to $75.0 million.

We generally do not make multi-family real estate loans outside our primary market areas.

Our largest multi-family real estate relationship at December 31, 2018 totaled $52.0 million and originated in 2016. Our next largest multi-family borrowing relationship at December 31, 2018 was for $46.7 million and the third largest multi-family borrowing relationship was for $44.8 million. Each relationship is secured by apartment buildings. At December 31, 2018, all of these loans were performing in accordance with their terms.

Construction Loans.  Historically, we have invested a significant portion of our loan portfolio in construction loans for commercial real estate, multi-family properties and one- to four-family residential developments.  Although well diversified with respect to price ranges and borrowers, our construction loans are significantly concentrated in the greater Boston metropolitan area.  At December 31, 2018, construction loans were $686.9 million, or 12.1% of our total loan portfolio.

We primarily make construction loans for commercial development projects, including apartment buildings, condominiums, small industrial buildings and retail and office buildings. Most of our construction loans provide for the payment of only interest during the construction phase, which is usually up to 12 to 36 months, although some construction loans are renewed, generally for one or two additional years. At the end of the construction phase, the loan may convert to a permanent mortgage loan or the loan may be paid in full. Loans generally can be made with a maximum loan-to-value ratio of 75% of the discounted appraised market value upon completion of the project. As appropriate to the underwriting, a “discounted cash flow analysis” is utilized. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will generally require an inspection of the property before disbursement of funds during the term of the construction loan.

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

The composition of our construction portfolio at December 31, 2018 is as follows.

	Amount	Percent
	(Dollars in thousands)
Condominium	$135,672	19.7%
One- to four-family residential real estate	39,759	5.8
Apartment	120,569	17.6
Commercial real estate	83,341	12.1
Mixed use	42,956	6.3
Accommodations	65,252	9.5
Retail	58,061	8.5
Office building	77,048	11.2
Land	42,829	6.2
Other	21,461	3.1
	$686,948	100.0%

Our largest construction loan relationship at December 31, 2018 totaled $52.1 million. This relationship is secured by industrial/warehouse and office properties. The next largest construction borrowing relationship at December 31, 2018 was for $39.9 million and is secured by hotel properties. The third largest construction loan relationship was for $29.8 million. This relationship is secured by mixed use residential and commercial properties. At December 31, 2018, all of these loans were performing in accordance with their terms.

Commercial and Industrial Loans. At December 31, 2018, commercial and industrial loans were $625.0 million, or 11.1% of our total loan portfolio, and we intend to increase the amount of commercial and industrial loans that we originate. A significant portion of our commercial and industrial loans consists of our direct purchase of tax-exempt bonds issued by non-profit organizations (primarily educational and health organizations) and manufacturers through programs sponsored by the Commonwealth of Massachusetts and the states of Maine and New Hampshire. We underwrite these bonds in substantially the same manner as our other commercial and industrial loans. At December 31, 2018, tax exempt bonds included in our commercial and industrial loan portfolio were $344.8 million, or 55.2% of our total commercial and industrial loans at that date. A portion of our commercial and industrial loans is secured by owner-occupied commercial real estate. We make commercial and industrial loans primarily in our market area to a variety of professionals, sole proprietorships, nonprofit organizations and small businesses. However, the primary source of repayment for all of our commercial and industrial loans is income from the underlying business. As part of our relationship driven focus, we generally require our commercial and industrial borrowers to maintain their primary deposit accounts with us, which enhances our interest rate spread and overall profitability.

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

Our largest single commercial and industrial loan relationship at December 31, 2018 totaled $60.9 million. This loan is secured by gross receipts. Our next largest borrowing relationship at December 31, 2018 was for $41.9 million and is secured by an assisted living facility. The third largest relationship was for $37.7 million at December 31, 2018 and is unsecured. At December 31, 2018, all of these loans were performing in accordance with their repayment terms.

Home Equity Lines of Credit. We offer home equity lines of credit, which are secured by one- to four-family residences. At December 31, 2018, the outstanding balance owed on home equity lines of credit amounted to $50.1 million, or 0.9% of our total loan portfolio. Home equity lines of credit have adjustable rates of interest with five to ten-year draws and 15 to 20 year terms that are indexed to the Prime Rate as published by The Wall Street Journal on the last business day of the month. Our home equity lines either have a monthly variable interest rate or an interest rate that is fixed for five years and then adjusts in years six and 11. We offer home equity lines of credit with cumulative loan-to-value ratios generally up to 80%, when taking into account both the balance of the home equity loans and first mortgage loan.

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

Consumer Loans. We offer automobile loans, loans secured by savings or certificate accounts, credit builder, annuity and overdraft loans. At December 31, 2018, consumer loans were $11.0 million, or 0.2% of total loans. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

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

We generally originate loans for our portfolio; however, we generally agree to sell to the secondary market newly originated conforming fixed-rate, 10- to 30-year one- to four-family residential real estate loans. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management. We sell residential real estate loans in the secondary market primarily with servicing released. We also sell loans to Fannie Mae, the Federal Home Loan Bank Mortgage Partnership Finance Program and other investors with servicing retained. For the years ended December 31, 2018 and 2017, we originated $31.1 million and $42.7 million of residential real estate loans for sale, respectively, and sold $34.5 million and $45.0 million of residential real estate loans, respectively. At December 31, 2018, we were servicing $117.5 million of residential real estate loans for other financial institutions. In addition, we sell participation interests in commercial real estate loans to local financial institutions, primarily on the portion of loans exceeding our borrowing limits, or as is prudent in concert with recognition of credit risk.

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank’s Board of Directors and management. The Bank’s Board of Directors has granted loan approval authority to certain officers up to prescribed limits, depending on the officer’s experience, the type of loan and whether the loan is secured or unsecured. Residential loans below $2.0 million require approval by members of senior management.  Residential loans in excess of $2.0 million must be authorized by the Bank’s Executive Committee of the Board of Directors. Commercial loans below $2.5 million require approval by members of senior management. Commercial loans from $2.5 million up to $3.5 million require approval by management’s loan committee, comprised of members of senior management, with at least two affirmative votes from executive officers. Commercial loans in excess of $3.5 million must be authorized by the Bank’s Executive Committee of the Board of Directors. Exceptions are fully disclosed to the approving authority, either an individual officer or the appropriate management or Board committee prior to commitment. All exceptions are reported to the Board of Directors monthly.

Loans-to-One Borrower Limit and Loan Category Concentration

The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20% of our capital, which is defined under Massachusetts law as the sum of our capital stock, surplus account and undivided profits. At December 31, 2018, our regulatory limit on loans-to-one borrower was $122.6 million. At that date, our largest lending relationship consisted of 11 loans for $81.8 million and was secured by office and industrial buildings. These loans were performing in accordance with its original repayment terms at December 31, 2018.

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

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential mortgage-backed securities and municipal governments, deposits at the Federal Home Loan Bank of Boston (“FHLB”), certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities, including common stock and money market mutual funds. Our equity securities generally pay dividends. We also are required to maintain an investment in Federal Home Loan Bank of Boston stock, which investment is based on the level of our FHLB borrowings. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2018.

At December 31, 2018, our investment portfolio consisted primarily of municipal bonds, investment-grade marketable equity securities and mortgage-backed securities.

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

Each reporting period, we evaluate debt securities with a decline in fair value below the amortized cost of the investment to determine whether other-than-temporary impairment (“OTTI”) exists. OTTI is required to be recognized if (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit-related OTTI is recognized in other comprehensive income/loss, net of applicable taxes. Effective January 1, 2018, marketable equity securities are carried at fair value, with changes in fair value reported in net income.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

Deposit Accounts. The substantial majority of our depositors reside in our market area. Deposits are attracted by advertising and through our website, primarily from within our market area through the offering of a broad selection of deposit instruments, including non-interest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and certificates of deposit. In addition to accounts for individuals, we also offer several commercial checking accounts designed for the businesses operating in our market area and accept brokered deposits and deposits obtained through a listing service when it’s deemed cost effective.

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

Borrowings. We may utilize advances from the Federal Home Loan Bank of Boston to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. As of December 31, 2018, we had $335.5 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including an available line of credit of $9.4 million at an interest rate that adjusts daily. All of our borrowings from the Federal Home Loan Bank are secured by investment securities and qualified collateral, including one- to four-family loans and multi-family and commercial real estate loans held in the Bank’s portfolio.

Financial Services

We exited the financial services industry effective December 31, 2017. Prior to that time, we offered customers a range of non-deposit financial products, including mutual funds, annuities, stocks and bonds which are offered and cleared by a third-party broker-dealer. We received a portion of the commissions generated by sales to our customers. We also offered customers long-term care insurance through a third-party insurance company, which generated commissions for us. Our non-deposit financial products generated $212,000 and $255,000 of non-interest income during the years ended December 31, 2017 and 2016, respectively.

Personnel

As of December 31, 2018, we had 462 full-time and 87 part-time employees, none of whom is represented by a collective bargaining unit. We believe our working relationship with our employees is good.

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

Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Institutions that have not exercised the Accumulated Other Comprehensive Income (“AOCI”) opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). The Bank elected to exercise its option to opt-out. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of Total, Tier 1 and common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019.

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

Legislation enacted in May 2018 requires the federal banking agencies, including the Federal Deposit Insurance Corporation, to establish a “community bank leverage ratio” of between 8% to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion of assets.  Institutions with capital meeting the specified requirement and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements. The federal regulators have issued a proposed rule that would set the ratio at 9%.

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

An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater, and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0%, or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2018, the Bank was classified as a “well capitalized” institution.

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

The Federal Deposit Insurance Corporation imposes deposit insurance assessments. Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. The assessment range (inclusive of possible adjustments) for institutions of less than $10 billion in total assets to 1.5 basis points to 30 basis points. The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The Federal Deposit Insurance Corporation was required to seek to achieve the 1.35% ratio by September 30, 2020. The Federal Deposit Insurance Corporation indicated that the 1.35% ratio was exceeded in November 2018. Insured institutions of less than $10 billion of assets will receive credits for the portion of their assessments that contributed to the reserve ratio between 1.15% and 1.35%. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation, and the Federal Deposit Insurance Corporation has exercised that discretion by establishing a long-range fund ratio of 2%.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in the third quarter of 2019. For the quarter ended December 31, 2018, the annualized FICO assessment was equal to 0.32 basis points of total assets less tangible capital.

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

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require for 2019 that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $124.2 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $124.2 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $16.3 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. The Bank was in compliance with this requirement at December 31, 2018. Based on redemption provisions of the Federal Home Loan Bank of Boston, the stock has no quoted market value and is carried at cost. The Bank reviews for impairment based on the ultimate recoverability of the cost basis of the Federal Home Loan Bank of Boston stock. As of December 31, 2018, no impairment has been recognized.

At its discretion, the Federal Home Loan Bank of Boston may declare dividends on the stock. The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. As a result of losses incurred, the Federal Home Loan Bank of Boston suspended and did not pay dividends in 2009 and 2010. However, the Federal Home Loan Bank of Boston resumed payment of quarterly dividends in 2011 and, for 2018, paid dividends with an annual yield of 5.56%. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the Federal Home Loan Bank of Boston stock held by the Bank.

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

The Company is subject to the Federal Reserve Board’s capital adequacy requirements for bank holding companies. The Dodd-Frank Act required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The previously discussed final rule regarding regulatory capital requirements implemented the Dodd-Frank Act as to bank holding company capital standards. The Company was in compliance with the consolidated capital requirements as of December 31, 2018.

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

Federal Taxation

General. The Company reports its income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions, including the reserve for bad debts discussed below. The Company’s federal income tax returns have been either audited or closed under the statute of limitations through December 31, 2013. For its 2017 tax year, the Bank’s maximum federal income tax rate was 35%. With the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017, the Company’s federal income tax rate was reduced to 21% beginning January 1, 2018. As a result of the Tax Act, the Company incurred a $7.1 million charge in 2017 related to the revaluation of its net deferred tax asset.

Bad Debt Reserves. For taxable years beginning before January 1, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for non-qualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. However, those bad debt reserves accumulated prior to 1988 (“Base Year Reserves”) were not required to be recaptured unless the savings institution failed certain tests. At December 31, 2018, $9.8 million of the Bank’s accumulated bad debt reserves would not be recaptured into taxable income unless the Bank makes a “non-dividend distribution” to the Company as described below.

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

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if the Bank makes a non-dividend distribution to the Company, approximately one and one-third times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 21% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

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

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Further, a prolonged period of exceptionally low market interest rates, limits our ability to lower our interest expense, while the average yield on our interest-earning assets may continue to decrease as our loans reprice or are originated at these low market rates. Accordingly, our net interest income may continue to decrease, which would have an adverse effect on our profitability. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results.

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

The Tax Cuts and Jobs Act, which was enacted in December 2017, is likely to have both positive and negative effects on our financial performance. For example, the new legislation resulted in a reduction in our federal corporate tax rate from 35% to 21% beginning in 2018, which had a favorable impact on our earnings and capital generation abilities. However, the new legislation also enacted limitations on certain deductions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. These limitations include (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes. The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, such as Massachusetts. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

Our commercial real estate, multi-family, commercial and industrial, and construction lending involves risks that could adversely affect our financial condition and results of operations.

In recent years, we have focused on shifting our asset mix from increases in the one- to four-family residential loan portfolio to increases in commercial real estate, multi-family, commercial and industrial, and construction loans. As of December 31, 2018, our commercial real estate, multi-family, commercial and industrial, and construction loans totaled $4.944 billion or 87.5% of our loan portfolio. As a result, our credit risk profile is higher than traditional savings institutions that have higher concentrations of one- to four-family residential loans. Also, these types of commercial lending activities, while potentially more profitable than one-to four-family residential lending, are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. A decline in real estate values would reduce the value of the real estate collateral securing our loans and increase the risk that we would incur losses if borrowers defaulted on their loans. In addition, the repayment of commercial real estate and multi-family loans generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. In addition, loan balances for commercial real estate, multi-family and construction loans are typically larger than those for single-family and consumer loans. Accordingly, when there are defaults and losses on these types of loans, they are often larger on a per loan basis than those for one- to four-family residential and consumer loans. Commercial and industrial loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time, may be illiquid and may fluctuate in value based on the success of the business. A secondary market for most types of commercial real estate, multi-family, commercial and industrial, and construction loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans.

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

Our commercial loan portfolio, which includes commercial real estate, multi-family, commercial and industrial, and construction loans, has increased to $4.944 billion, or 87.5% of total loans at December 31, 2018 from $2.152 billion, or 80.3% of total loans, at December 31, 2014. A portion of our commercial loan portfolio is unseasoned, meaning they were originated recently. Our limited experience with these borrowers does not provide us with a significant payment history pattern with which to judge future collectability. Further, these loans have not been subjected to unfavorable economic conditions. As a result, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

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

Our allowance for loan losses increased in 2018, primarily due to growth in the multi-family, commercial real estate, construction, and commercial and industrial loan categories; as such loans have higher inherent credit risk than loans in our residential real estate loan categories. Refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Asset Quality.”

Changes in the valuation of our securities portfolio could hurt our profits.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates debt securities for other-than-temporary impairment on a monthly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in our debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. The declines in market value could result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. Marketable equity securities are carried at fair value, with changes in fair value reported in net income. Refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Securities Portfolio.”

Effective in 2013, pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act (the “Volcker Rule”). Generally, subject to a transition period and certain exceptions, the Volcker Rule restricts insured depository institutions and their affiliated companies from engaging in short-term proprietary trading of certain securities, investing in funds with collateral comprised of less than 100% loans that are not registered with the Securities and Exchange Commission and from engaging in hedging activities that do not hedge a specific identified risk. After the transition period, the Volcker Rule prohibitions and restrictions will apply to banking entities unless an exception applies.

Impairment of goodwill could require charges to earnings, which could result in a negative impact on our results of operations.

Goodwill arises when a business is purchased for an amount greater than the net fair value of its assets. We recognized goodwill as an asset on our balance sheet in connection with our acquisitions of Mt. Washington Co-operative Bank and Meetinghouse. We evaluate goodwill for impairment at least annually. Although we determined that goodwill was not impaired during 2018, a significant and sustained decline in our stock price, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill. If we were to conclude that a future write-down of the goodwill was necessary, then we would record the appropriate charge to earnings, which could be materially adverse to the results of operations and financial position. For further discussion of our methodology of evaluating and impairing goodwill, refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Critical Accounting Policies — Evaluation of Goodwill and Core Deposit Intangible and Analysis for Impairment.”

The building of market share through de novo branching and expansion of our residential, commercial real estate, and commercial and industrial lending capacity could cause our expenses to increase faster than revenues.

We intend to continue to build market share in the greater Boston metropolitan area through de novo branching and expansion of our residential, commercial real estate, and commercial and industrial lending capacity. Since 2007, we have opened 18 de novo branches including the most recent four branches opened in the first and fourth quarter of 2018. There are considerable costs involved in opening branches and expanding lending capacity that generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any such business expansion may negatively impact our earnings for some period of time until certain economies of scale are reached. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, our business expansion may not be successful after establishment.

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

The Federal Deposit Insurance Corporation and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these factors, we have a concentration in multi-family and commercial real estate lending, as such loans represent 538% of total bank capital as of December 31, 2018. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our multi-family and commercial real estate lending that would adversely affect our loan originations and profitability.

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

In preparing this annual report as well as other periodic reports we are required to file under the Securities Exchange Act of 1934, including our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. An area requiring significant estimates and assumptions by management includes our determination of the allowance for loan losses.

Changes in card network fees, rules or standards could impact our operations.

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

In addition, in order to provide our debit card and cash management solutions, we are members of the Visa network. As such, we are subject to card network rules that could subject us to a variety of fines or penalties that may be assessed on us. The termination of our membership or any changes in card network rules or standards, including interpretation and implementation of existing rules or standards, could increase the cost of operating our merchant servicer business or limit our ability to provide debit card and cash management solutions to or through our customers, and could have a material adverse effect on our business, financial condition and results of operations.

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

A protracted government shutdown may result in reduced loan originations and related gains on sale and could negatively affect our financial condition and results of operations.

During any protracted federal government shutdown, we may not be able to close certain loans and we may not be able to recognize non-interest income on the sale of loans.  Some of the loans we originate are sold directly to government agencies, and some of these sales may be unable to be consummated during the shutdown.  In addition, we believe that some borrowers may determine not to proceed with their home purchase and not close on their loans, which would result in a permanent loss of the related non-interest income. A federal government shutdown could also result in reduced income for government employees or employees of companies that engage in business with the federal government, which could result in greater loan delinquencies, increases in our nonperforming, criticized and classified assets and a decline in demand for our products and services.

We may be required to transition from the use of the LIBOR interest rate index in the future.

We have certain loans indexed to LIBOR to calculate the loan interest rate. The continued availability of the LIBOR index is not guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

At December 31, 2018, we conducted business through our 37 full service offices, one mobile branch and three loan centers located in Allston, Belmont, Boston, Brookline, Cambridge, Danvers, East Boston, Revere, Somerville, South Boston, Dorchester, Jamaica Plain, West Roxbury, Everett, Medford, Melrose, Wakefield, Winthrop, Lynn, Peabody, Roslindale, Saugus, Burlington and Lynnfield, Massachusetts. We also operate in three administrative/support offices. We own 20 and lease 23 of our offices. At December 31, 2018, the total net book value of our land, buildings, furniture, fixtures and equipment was $45.1 million.

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

Market Information and Holders

The Company’s shares of common stock are traded on the NASDAQ Global Select Market under the symbol “EBSB.” The approximate number of shareholders of record of the Company’s common stock as of February 22, 2019 was 1,772. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The following table sets forth information with respect to any purchase made by or on behalf of the Company during the indicated periods:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1) (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2018	217,308	$15.90	217,308	146,405
November 1 – 30, 2018	498,432	$16.17	498,432	284,260
December 1 – 31, 2018	179,984	$15.67	179,984	104,276
	895,724	$16.00	895,724	104,276
(1)	In August 2015, the Company’s Board of Directors voted to adopt a stock repurchase program of up to 5% of its outstanding common stock, or 2,737,334 shares of its common stock.
(2)	In November 2018, the repurchase program was amended to increase the number of shares available for repurchase by up to 636,287, or approximately 1.2% of its outstanding common stock.
(3)

During the year ended December 31, 2018, the Company repurchased 1,209,734 shares of its common stock at an average price of $16.86 per share. As of December 31, 2018, the Company has repurchased 3,269,345 shares of its common stock at an average price of $14.87 per share.

Securities Authorized for Issuance under Equity Compensation Plans

Stock-based compensation awards outstanding and available for future grants as of December 31, 2018 represent stock-based compensation plans approved by stockholders. Other than our Employee Stock Ownership Plan, there are no plans that have not been approved by stockholders. Additional information is presented in Note 10, Employee Benefit Plans, in the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, within this report. Additional information regarding the Company’s equity compensation plans is included in Part III, Item 12 of this Annual Report on Form 10-K.

Performance Graph

The stock performance graph below compares the Company’s cumulative shareholder return on its common stock from December 31, 2013 to December 31, 2018 with the cumulative total return of the NASDAQ Composite and the SNL Bank and Thrift Composite. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for the period from the share price at the beginning of the measurement period. The return is based on an initial investment of $100.00.

			Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Meridian Bancorp, Inc.	100.00	121.66	153.56	207.44	228.17	160.62
NASDAQ Composite Index	100.00	114.75	122.74	133.62	173.22	168.30
SNL Bank and Thrift Index	100.00	111.63	113.89	143.78	169.07	140.45

Source: S&P Global Market Intelligence

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial data for the Company. This information should be read in conjunction with the Consolidated Financial Statements and related notes, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appear elsewhere in this Annual Report.

	At or For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share amounts)
Financial Condition Data
Total assets	$6,178,683	$5,299,455	$4,436,002	$3,524,509	$3,278,526
Securities, at fair value	30,596	38,364	67,663	141,646	203,521
Loans, net	5,593,403	4,622,798	3,898,668	3,045,242	2,648,907
Deposits	4,884,184	4,107,861	3,475,837	2,743,018	2,503,935
Borrowings	586,880	513,444	322,512	167,226	171,899
Total stockholders' equity	674,654	646,399	607,297	588,126	577,710
Operating Data
Interest and dividend income	$227,672	$185,104	$149,692	$123,342	$108,679
Interest expense	63,237	38,912	27,137	20,451	20,513
Net interest income	164,435	146,192	122,555	102,891	88,166
Provision for loan losses	7,848	4,859	7,180	6,667	3,313
Net interest income, after provision for loan losses	156,587	141,333	115,375	96,224	84,853
Non-interest income	9,003	23,064	14,190	13,040	16,056
Non-interest expenses	94,798	87,965	77,494	72,691	67,434
Income before income taxes	70,792	76,432	52,071	36,573	33,475
Provision for income taxes	15,021	33,487	17,881	11,966	11,148
Net income	$55,771	$42,945	$34,190	$24,607	$22,327
Key Performance Ratios
Return on average assets	0.99%	0.89%	0.87%	0.74%	0.75%
Return on average equity	8.36	6.82	5.77	4.19	5.69
Interest rate spread (1)	2.71	2.90	2.99	2.97	2.88
Net interest margin (2)	2.99	3.12	3.20	3.19	3.08
Non-interest expense to average assets	1.68	1.83	1.97	2.17	2.26
Efficiency ratio (3)	54.66	51.97	56.67	62.70	64.70
Dividend payout ratio	20.24	20.26	17.91	12.77	—
Average interest-earning assets to average
interest-bearing liabilities	123.96	126.88	129.95	134.63	126.57
Capital Ratios
Stockholders' equity to total assets	10.92%	12.20%	13.69%	16.69%	17.62%
Total capital to risk weighted assets	11.94	13.60	14.95	17.48	20.34
Tier I capital to risk weighted assets	11.04	12.67	13.95	16.52	19.30
Common equity tier I capital to risk weighted assets	11.04	12.67	13.95	16.52	—
Tier I capital to average assets	11.00	12.10	13.95	16.71	17.44
Asset Quality Ratios
Allowance for loan losses/total loans	0.94%	0.97%	1.02%	1.08%	1.06%
Allowance for loan losses/non-accrual loans	770.79	540.30	298.82	106.58	90.35
Net charge-offs/average loans outstanding	0.00	0.00	0.01	0.06	0.01
Non-accrual loans/total loans	0.12	0.18	0.34	1.02	1.18
Non-performing assets/total assets	0.11	0.16	0.30	0.89	0.99
Per Share Data
Basic earnings per share	$1.08	$0.84	$0.67	$0.47	$0.43
Diluted earnings per share	1.06	0.82	0.65	0.46	0.42
Dividends per share	0.22	0.17	0.12	0.06	—
Book value per share	12.60	11.96	11.33	10.72	10.56
Tangible book value per share (4)	12.17	11.54	11.08	10.47	10.31
Market value per share	14.32	20.60	18.90	14.10	11.22
Number of shares outstanding at end of year	53,541,429	54,039,316	53,596,105	54,875,237	54,708,066
Other data:
Number of offices	37	33	31	29	27
Number of full-time equivalent employees	512	495	462	445	431

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.

(3)	A reconciliation of the efficiency ratios as reported on a GAAP basis to an adjusted (non-GAAP) basis is as follows:

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
GAAP Basis
Net interest income	$164,435	$146,192	$122,555	$102,891	$88,166
Non-interest income	9,003	23,064	14,190	13,040	16,056
Revenue	173,438	169,256	136,745	115,931	104,222
Non-interest expense	94,798	87,965	77,494	72,691	67,434
Efficiency ratio	54.66%	51.97%	56.67%	62.70%	64.70%

Adjusted (Non-GAAP) Basis
Net interest income	$164,435	$146,192	$122,555	$102,891	$88,166
Non-interest income	9,003	23,064	14,190	13,040	16,056
Adjustment items (non-interest income):
Gain on sale of securities available for sale, net	—	(9,305)	(3,020)	(2,432)	(6,258)
Loss on marketable equity securities, net	2,066	—	—	—	—
Adjusted revenue	175,504	159,951	133,725	113,499	97,964
Non-interest expense	94,798	87,965	77,494	72,691	67,434
Adjustment item (non-interest expense):
Merger and acquisition expense	(114)	(2,055)	—	—	—
Adjusted non-interest expense	94,684	85,910	77,494	72,691	67,434
Adjusted efficiency ratio	53.95%	53.71%	57.95%	64.05%	68.84%

(4)	Tangible book value per share is calculated as follows:

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share amounts)
Total stockholders' equity	$674,654	$646,399	$607,297	$588,126	$577,710
Less: goodwill	20,378	19,638	13,687	13,687	13,687
Less: core deposit intangible	2,653	3,243	—	—	—
Tangible book value	$651,623	$623,518	$593,610	$574,439	$564,023
Number of shares outstanding at end of year	53,541,429	54,039,316	53,596,105	54,875,237	54,708,066
Tangible book value per share	$12.17	$11.54	$11.08	$10.47	$10.31

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies

A summary of significant accounting policies is described in Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2018. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

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

Improving profitability through geographic expansion within our market area, disciplined pricing, expense control and balance sheet management. We have achieved many milestones over the last five years as we have grown total assets to $6.179 billion at December 31, 2018 from $3.279 billion at December 31, 2014. On December 29, 2017, the Company completed its acquisition of Meetinghouse, which added $120.4 million in total assets at fair value. Since 2007, we have opened 18 de novo branches and one mobile branch, and acquired six branch offices in our 2010 acquisition of Mt. Washington Co-operative Bank, and two branch offices in our acquisition of Meetinghouse Bank. We intend to continue our geographic expansion in the greater Boston metropolitan area by opening de novo branches in communities contiguous to those we currently serve, as opportunities present themselves in favorable locations. We have also focused significant efforts and invested heavily in our infrastructure to support our expanding franchise, creating brand awareness, competitive products and a strong and experienced workforce. We believe these initiatives have positioned us well to implement a strategy focused on improving operating efficiency and earnings growth. While we expect to continue to strive for an appropriate level of loan and deposit growth, we will keenly focus on enhancing our profitability by exercising a disciplined approach to product pricing, expense control and balance sheet mix.

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

We believe the success of our strategy is evidenced by the growth of our deposits to $4.884 billion at December 31, 2018 from $2.504 billion at December 31, 2014, and net loans, which increased to $5.593 billion at December 31, 2018 from $2.649 billion at December 31, 2014. We also believe that community bank consolidation will continue to take place and further believe that, with our capital and liquidity positions, we will be positioned to take advantage of industry consolidation through de novo branching, potential acquisition of individual branches, and the potential for whole bank acquisitions. Our focus will be on the Massachusetts markets we know and understand, with a primary view toward continued growth in the Boston metropolitan area. We believe our management team’s unique understanding of the Massachusetts market facilitates our growth into locations that will provide the right complement to our existing franchise and geographic footprint.

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

Increasing core deposits through aggressive marketing and the offering of new deposit products. Deposits are our primary source of funds for investing and lending. Core deposits, which include all deposit account types except certificates of deposit, comprised 65.5% of our total deposits at December 31, 2018. We value our core deposits because they represent a lower cost of funding and are generally less sensitive to withdrawal when interest rates fluctuate as compared to certificate of deposit accounts. We market core deposits through the internet, in-branch and local mail, print and television advertising, as well as programs that link various accounts and services together, minimizing service fees. We will continue to customize existing deposit products and introduce new products to meet the needs of our customers.

Balance Sheet Analysis

Assets. Our total assets increased $879.2 million, or 16.6%, to $6.179 billion at December 31, 2018 from $5.299 billion at December 31, 2017. Net loans increased $970.6 million, or 21.0%, to $5.593 billion at December 31, 2018 from $4.623 billion at December 31, 2017. Cash and due from banks decreased $30.7 million, or 7.6%, to $372.0 million at December 31, 2018 from $402.7 million at December 31, 2017. Certificates of deposit decreased $64.1 million, or 92.4%, to $5.2 million at December 31, 2018 from $69.3 million at December 31, 2017, due to maturities of $69.1 million, partially offset by purchases of $5.0 million. Securities, at fair value, were $30.6 million at December 31, 2018, a decrease of $7.8 million, or 20.2%, from $38.4 million at December 31, 2017.

Loan Portfolio Analysis. At December 31, 2018, net loans were $5.593 billion, or 90.5% of total assets. During the year ended December 31, 2018, net loans increased $970.6 million, or 21.0%. Loan originations totaled $1.644 billion during the year ended December 31, 2018. The increase in net loans consisted primarily of $558.2 million in commercial real estate loans, $230.9 million in multi-family loans, $99.4 million in commercial and industrial loans, $45.6 million in construction loans, and $43.7 million in one- to four-family loans.

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

	At December 31,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four- family	$647,367	11.4%	$603,680	12.9%	$532,450	13.5%	$458,423	14.9%	$468,560	17.5%
Multi-family	1,010,521	17.9	779,637	16.7	562,948	14.3	417,388	13.5	409,675	15.3
Home equity lines of credit	50,087	0.9	48,393	1.0	42,913	1.1	46,660	1.5	50,091	1.9
Commercial real estate	2,621,979	46.4	2,063,781	44.2	1,776,601	45.1	1,328,344	43.1	1,145,820	42.8
Construction	686,948	12.1	641,306	13.7	502,753	12.8	421,531	13.7	265,980	9.9
Total real estate loans	5,016,902	88.7	4,136,797	88.5	3,417,665	86.8	2,672,346	86.7	2,340,126	87.4
Commercial and industrial	625,018	11.1	525,604	11.3	515,430	13.0	400,051	13.0	330,813	12.3
Consumer	10,953	0.2	10,761	0.2	9,712	0.2	10,028	0.3	8,772	0.3
Total loans	5,652,873	100.0%	4,673,162	100.0%	3,942,807	100.0%	3,082,425	100.0%	2,679,711	100.0%
Allowance for loan losses	(53,231)		(45,185)		(40,149)		(33,405)		(28,469)
Net deferred loan origination fees	(6,239)		(5,179)		(3,990)		(3,778)		(2,335)
Loans, net	$5,593,403		$4,622,798		$3,898,668		$3,045,242		$2,648,907

Loan Maturity. The following table sets forth certain information at December 31, 2018 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude net deferred loan origination fees. Our adjustable-rate mortgage loans generally do not provide for downward adjustments below the initial discounted contract rate, other than declines due to a decline in the index rate.

	December 31, 2018
	Real estate	Commercial and industrial	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$325,140	$55,223	$700	$381,063
More than one to five years	631,162	46,465	10,168	687,795
More than five to ten years	1,103,059	108,395	85	1,211,539
More than ten years	2,957,541	414,935	—	3,372,476
Total	$5,016,902	$625,018	$10,953	$5,652,873
Interest rate terms on amounts due after one year:
Fixed-rate loans	$1,080,060	$167,404	$10,253	$1,257,717
Adjustable-rate loans	3,611,702	402,391	—	4,014,093
Total	$4,691,762	$569,795	$10,253	$5,271,810

At December 31, 2018, our loan portfolio consisted of $1.512 billion of fixed-rate loans and $4.141 billion of adjustable-rate loans.

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

Delinquencies. Total past due loans increased $380,000, or 5.8%, to $7.0 million at December 31, 2018 from $6.6 million at December 31, 2017, reflecting an increase of $558,000 in loans 90 days or greater past due, partially offset by a decrease of $178,000 in loans 30 to 89 days past due. The increase in loans 90 days or greater past due was primarily due to a general increase in delinquent residential mortgages and commercial real estate loans, partially offset by a decrease in delinquent home equity lines of credit. At December 31, 2018 and 2017, non-accrual loans exceeded loans 90 days or greater past due in certain loan categories primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected and certain loans remain on non-accrual status until they attain a sustained payment history of six consecutive months.

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including troubled debt restructurings (“TDRs”) on non-accrual status, and real estate and other loan collateral acquired through foreclosure. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At December 31, 2018 and 2017, we did not have any accruing loans past due 90 days or greater. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $1.8 million at December 31, 2018. The following table provides information with respect to our non-performing assets at the dates indicated.

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One- to four-family	$5,888	$6,890	$8,487	$9,264	$14,649
Home equity lines of credit	—	562	674	1,763	2,277
Commercial real estate	342	388	2,807	3,663	5,311
Construction	—	—	815	15,849	8,417
Total real estate loans	6,230	7,840	12,783	30,539	30,654
Commercial and industrial	676	523	653	805	855
Total non-accrual loans (1)	6,906	8,363	13,436	31,344	31,509
Foreclosed assets	—	—	—	—	1,046
Total non-performing assets	$6,906	$8,363	$13,436	$31,344	$32,555
Non-accrual loans to total loans	0.12%	0.18%	0.34%	1.02%	1.18%
Non-accrual loans to total assets	0.11%	0.16%	0.30%	0.89%	0.96%
Non-performing assets to total assets	0.11%	0.16%	0.30%	0.89%	0.99%

(1)

TDRs on accrual status not included above totaled $12.3 million at December 31, 2018, $12.7 million at December 31, 2017, $13.3 million at December 31, 2016, $14.2 million at December 31, 2015 and $14.5 million at December 31, 2014.

Non-performing assets were $6.9 million or 0.11% of total assets, at December 31, 2018, compared to $8.4 million, or 0.16% of total assets, at December 31, 2017. We recognized $283,000 of interest income on non-accrual loans for the year ended December 31, 2018. Additional interest income that would have been recorded for the year ended December 31, 2018 had non-accruing loans been current according to their original terms amounted to $86,000.

Non-accrual loans decreased $1.5 million, or 17.4%, to $6.9 million, or 0.12% of total loans outstanding at December 31, 2018, from $8.4 million, or 0.18% of total loans outstanding at December 31, 2017, primarily due to a $1.0 million decrease in non-accrual one- to four-family loans and a $562,000 decrease in non-accrual home equity lines of credit.

Achieving and maintaining a moderate risk profile by aggressively managing troubled assets has been and will continue to be a primary focus for us. At December 31, 2018, our allowance for loan losses was $53.2 million, or 0.94% of total loans and 770.79% of non-accrual loans, compared to $45.2 million, or 0.97% of total loans and 540.30% of non-accrual loans at December 31, 2017. We increased our allowance primarily as a result of growth in the loan portfolio, and in particular commercial loans, and changes in the composition of the loan portfolio. Included in our allowance at December 31, 2018 was a general component of $53.1 million, which is based upon our evaluation of various factors relating to loans not deemed to be impaired. We continue to believe our level of non-performing loans and assets, which declined significantly during the past three years, is manageable and we believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

The Company did not hold any foreclosed real estate at December 31, 2018 and 2017. We continue to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures.

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

The following table summarizes our TDRs at the dates indicated.

	At December 31,
	2018	2017	2016	2015	2014
	(In thousands)
TDRs on accrual status:
One- to four-family	$2,152	$2,125	$2,219	$2,621	$2,946
Multi-family	1,271	1,315	1,359	1,402	1,443
Home equity lines of credit	—	—	18	18	20
Commercial real estate	8,906	9,200	9,460	9,968	9,950
Construction	—	—	174	174	121
Commercial and industrial	12	20	27	33	—
Total TDRs on accrual status	12,341	12,660	13,257	14,216	14,480
TDRs on non-accrual status:
One- to four-family	770	1,046	1,123	1,261	1,469
Commercial real estate	—	—	—	528	283
Construction	—	—	—	1,136	6,496
Commercial and industrial	—	—	—	186	186
Total TDRs on non-accrual status	770	1,046	1,123	3,111	8,434
Total TDRs	$13,111	$13,706	$14,380	$17,327	$22,914

Total TDRs decreased $595,000, or 4.3%, to $13.1 million at December 31, 2018 from $13.7 million at December 31, 2017, due to decreases of $319,000 in TDRs on accrual status and $276,000 in TDRs on non-accrual status, reflecting principal pay downs. Modifications of TDRs consist of rate reductions, loan term extensions or provisions for interest-only payments for specified periods up to 12 months. We have generally been successful with the concessions we have offered to borrowers to date. We generally return TDRs to accrual status when they have sustained payments for six consecutive months based on the restructured terms and future payments are reasonably assured. We recognized $566,000 of interest income on TDRs for the year ended December 31, 2018.

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

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. These other potential problem loans are generally loans classified as “substandard” or 8-rated loans in accordance with our ten-grade internal loan rating system that is consistent with guidelines established by banking regulators. At December 31, 2018, other potential problem loans totaled $28.7 million, including $25.7 million of commercial and industrial loans, and $3.0 million of multi-family loans. The $25.7 million of commercial and industrial loan relationships classified as substandard are comprised of two loans to non-profit educational organizations in eastern Massachusetts with loan balances of $21.8 million and $3.9 million that were identified during our loan review process as having possible financial issues that, if not corrected, could result in some loss to the Company. It was determined that both of these loan relationships are performing in accordance with the terms of their loans with the current expectation that we will be repaid in full in accordance with those terms, but with continual credit monitoring of the relationships.

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

Changes in the allowance for loan losses during the years indicated were as follows:

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Beginning balance	$45,185	$40,149	$33,405	$28,469	$25,335
Provision for loan losses	7,848	4,859	7,180	6,667	3,313
Charge-offs:
One- to four-family	—	98	—	165	54
Multi-family	—	—	—	—	—
Home equity lines of credit	—	—	—	60	5
Commercial real estate	—	3	—	—	116
Construction	—	—	486	2,287	71
Commercial and industrial	—	—	49	36	72
Consumer	306	340	302	306	187
Total charge-offs	306	441	837	2,854	505
Recoveries:
One- to four-family	151	104	—	116	67
Multi-family	—	1	—	—	—
Home equity lines of credit	4	1	—	—	—
Commercial real estate	15	310	—	18	30
Construction	202	51	230	881	137
Commercial and industrial	—	30	60	1	8
Consumer	132	121	111	107	84
Total recoveries	504	618	401	1,123	326
Net recoveries (charge-offs)	198	177	(436)	(1,731)	(179)
Ending balance	$53,231	$45,185	$40,149	$33,405	$28,469
Allowance to non-accrual loans	770.79%	540.30%	298.82%	106.58%	90.35%
Allowance to total loans outstanding	0.94%	0.97%	1.02%	1.08%	1.06%
Net recoveries (charge-offs) to average loans outstanding	0.00%	0.00%	(0.01)%	(0.06)%	(0.01)%

Our provision for loan losses was $7.8 million for the year ended December 31, 2018 compared to $4.9 million for the year ended December 31, 2017 and $7.2 million for the year ended December 31, 2016. The allowance for loan losses was $53.2 million or 0.94% of total loans at December 31, 2018, compared to $45.2 million or 0.97% of total loans at December 31, 2017 and $40.1 million or 1.02% of total loans at December 31, 2016. The changes in the provision were based on management’s assessment of loan portfolio growth and composition changes, declines in historical charge-off trends, reduced levels of problem loans and other improving asset quality trends.  The increase in the provision for loan losses for the year ended December 31, 2018 was primarily due to growth in all commercial loan categories during the year. The increases in the overall allowance for loan losses at December 31, 2018, 2017 and 2016 were primarily due to increases in the multi-family, commercial real estate, construction, and commercial and industrial loan categories. We continue to assess the adequacy of our allowance for loan losses in accordance with established policies.

The following tables set forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	At December 31,
	2018			2017			2016
			Percent of			Percent of			Percent of
		Percent of	Loans in		Percent of	Loans in		Percent of	Loans in
		Allowance	Category		Allowance	Category		Allowance	Category
		to Total	of Total		to Total	of Total		to Total	of Total
	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four- family	$1,033	1.9%	11.4%	$1,001	2.2%	12.9%	$1,367	3.4%	13.5%
Multi-family	8,240	15.5	17.9	6,263	13.9	16.7	4,514	11.2	14.3
Home equity lines of credit	70	0.1	0.9	62	0.1	1.0	73	0.2	1.1
Commercial real estate	27,785	52.3	46.4	21,513	47.6	44.2	18,725	46.7	45.1
Construction	9,755	18.3	12.1	10,166	22.5	13.7	8,931	22.2	12.8
Total real estate loans	46,883	88.1	88.7	39,005	86.3	88.5	33,610	83.7	86.8
Commercial and industrial	6,236	11.7	11.1	6,084	13.5	11.3	6,452	16.1	13.0
Consumer	112	0.2	0.2	96	0.2	0.2	87	0.2	0.2
Total loans	$53,231	100.0%	100.0%	$45,185	100.0%	100.0%	$40,149	100.0%	100.0%

	At December 31,
	2015			2014
			Percent of			Percent of
		Percent of	Loans in		Percent of	Loans in
		Allowance	Category		Allowance	Category
		to Total	of Total		to Total	of Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$1,354	4.1%	14.9%	$1,849	6.5%	17.5%
Multi-family	3,385	10.1	13.5	3,635	12.8	15.3
Home equity lines of credit	144	0.4	1.5	100	0.4	1.9
Commercial real estate	14,497	43.4	43.1	13,000	45.6	42.8
Construction	8,313	24.9	13.7	5,155	18.1	9.9
Total real estate loans	27,693	82.9	86.7	23,739	83.4	87.4
Commercial and industrial	5,620	16.8	13.0	4,633	16.3	12.3
Consumer	92	0.3	0.3	97	0.3	0.3
Total loans	$33,405	100.0%	100.0%	$28,469	100.0%	100.0%

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

We had impaired loans totaling $4.8 million and $4.9 million as of December 31, 2018 and 2017, respectively. At December 31, 2018, impaired loans totaling $1.8 million had a valuation allowance of $110,000. Impaired loans totaling $1.8 million had a valuation allowance of $184,000 at December 31, 2017. Our average recorded investment in impaired loans was $4.9 million and $7.0 million for the years ended December 31, 2018 and 2017, respectively.

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

Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral-dependent as of December 31, 2018 and considered any probable loss in determining the allowance for loan losses.

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

Securities Portfolio

At December 31, 2018, our securities portfolio was $30.6 million, or 0.5% of total assets compared to $38.4 million, or 0.7% of total assets, at December 31, 2017. During the year ended December 31, 2018, the securities portfolio decreased $7.8 million, or 20.2%, primarily due to $3.0 million in maturities, calls and principal payments, and $3.3 million in sales, partially offset by $1.6 million in purchases. At December 31, 2018, the securities portfolio consisted of $17.2 million, or 56.1%, in debt securities and $13.4 million, or 43.9%, in marketable equity securities. The debt securities within the portfolio are corporate bonds, government-sponsored enterprises, municipal bonds and mortgage-backed securities issued by government-sponsored enterprises and private companies. Included in marketable equity securities are common stocks and money market mutual funds. We purchase marketable equity securities with the intent to generate long-term capital gains through purchasing investment grade dividend paying securities in companies with relatively low long-term debt and a history of sustained earnings and above-average growth. We typically initiate a securities position based on market opportunities and add to our position through dollar cost averaging on a monthly basis. Refer to Note 2, Securities, in Notes to the Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data within this report for more detail regarding industry concentrations in our securities portfolio.

The following table sets forth the amortized cost and fair value of our securities, all of which at the dates indicated were recorded at fair value.

	At December 31,
	2018		2017		2016
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Debt securities:
Corporate bonds	$—	$—	$—	$—	$13,988	$14,005
Government-sponsored enterprises	1,869	1,832	1,942	1,942	—	—
Municipal bonds	2,094	2,031	2,424	2,426	1,202	1,219
Residential mortgage-backed securities:
Government-sponsored enterprises	12,749	12,585	15,916	16,145	5,284	5,606
Private label	639	711	70	76	779	801
Total debt securities	17,351	17,159	20,352	20,589	21,253	21,631
Marketable equity securities:
Common stocks	15,352	13,427	17,071	17,765	42,770	46,030
Money market mutual funds	10	10	10	10	2	2
Total marketable equity securities	15,362	13,437	17,081	17,775	42,772	46,032
Total	$32,713	$30,596	$37,433	$38,364	$64,025	$67,663

At December 31, 2018, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the stated maturities and weighted average yields of debt securities at December 31, 2018.

			More than One Year		More than Five Years
	One Year or Less		to Five Years		to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Debt securities:
Government-sponsored enterprises	$—	—%	$—	—%	$1,352	2.74%	$517	2.59%	$1,869	2.70%
Municipal bonds	—	—	—	—	2,094	2.50	—	—	2,094	2.50
Residential mortgage- backed securities:
Government-sponsored enterprises	—	—	303	2.22	2,299	3.02	10,147	3.22	12,749	3.16
Private label	—	—	—	—	167	2.36	472	4.77	639	4.14
Total debt securities	$—	—%	$303	2.22%	$5,912	2.76%	$11,136	3.26%	$17,351	3.07%

Each reporting period, we evaluate all debt securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”). OTTI is required to be recognized if (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income, net of applicable taxes. Marketable equity securities are carried at fair value, with changes in fair value reported in net income.

Deposits

Deposits are a major source of our funds for lending and other investment purposes. Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Our deposit base is comprised of noninterest-bearing demand, interest-bearing demand, money market, regular savings and other deposits, and certificates of deposit, which include brokered certificates of deposit. We consider noninterest-bearing demand, interest-bearing demand, money market, and regular savings and other deposits to be core deposits. Total deposits increased $776.3 million, or 18.9%, to $4.884 billion at December 31, 2018 from $4.108 billion at December 31, 2017. Our continuing focus on the acquisition and expansion of core deposit relationships resulted in net growth in core deposits of $460.9 million, or 16.8%, to $3.198 billion, or 65.5% of total deposits at December 31, 2018.

The following table sets forth the average balances of deposits for the years indicated.

	Years Ended December 31,
	2018			2017			2016
			Percent			Percent			Percent
	Average	Average	of Total	Average	Average	of Total	Average	Average	of Total
	Balance	Rate	Deposits	Balance	Rate	Deposits	Balance	Rate	Deposits
	(Dollars in thousands)
Noninterest-bearing demand deposits	$489,887	—%	9.90%	$448,952	—%	11.6%	$382,644	—%	13.5%
Interest-bearing demand deposits	1,106,332	1.36	24.37	799,377	0.92	24.4	469,103	0.64	12.2
Money market deposits	845,781	1.12	14.93	971,692	0.91	22.4	857,952	0.82	31.4
Regular savings and other deposits	400,951	0.54	16.27	317,717	0.14	8.1	296,951	0.14	10.5
Certificates of deposit	1,513,174	1.85	34.52	1,193,803	1.45	33.5	1,042,425	1.31	32.4
Total	$4,356,125	1.25%	100.0%	$3,731,541	0.91%	100.0%	$3,049,075	0.79%	100.0%

The following table indicates the amount of the certificates of deposits of $100,000 or more by time remaining until maturity as of December 31, 2018.

Certificates
of Deposit
(In thousands)
Maturity Period:
Three months or less	$146,092
Over three through six months	207,511
Over six through twelve months	229,651
Over twelve months	335,820
Total	$919,074

Borrowings

We use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for loans and investments. At December 31, 2018 and 2017, Federal Home Loan Bank of Boston advances totaled $586.9 million and $513.4 million, respectively, with a weighted average rate of 1.77% and 1.22%, respectively. Total borrowings increased $73.4 million, or 14.3%, during the year ended December 31, 2018, reflecting a $50.0 million increase in short-term advances and a $23.4 million increase in long-term advances. During the year ended December 31, 2018, the Bank entered into short-term advances totaling $130.0 million with original terms ranging from one to three months and interest rates ranging from 2.37% to 2.66%. The bank entered into long-term advances with the Federal Home Loan Bank of Boston totaling $325.0 million with original terms ranging from two to five years and initial interest rates ranging from 0.04% to 2.84% during the year ended December 31, 2018. The maturing and called long-term advances with the Federal Home Loan Bank of Boston totaled $298.0 million and consisted of advances with original terms ranging from two to 15 years and interest rates ranging from of 0.42% to 2.29% during the year ended December 31, 2018. At December 31, 2018, we also had an available line of credit of $9.4 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily, none of which was outstanding at that date.

Information relating to borrowings is detailed in the following table.

	Years Ended December 31,
	2018	2017
	(Dollars in thousands)
Balance outstanding at end of period	$586,880	$513,444
Average amount outstanding during the period	$576,949	$411,200
Weighted average interest rate during the period	1.49%	1.20%
Maximum outstanding at any month end	$650,772	$513,429
Weighted average interest rate at end of period	1.77%	1.22%

Stockholders’ Equity

Total stockholders’ equity increased $28.3 million, or 4.4%, to $674.7 million at December 31, 2018, from $646.4 million at December 31, 2017. The increase for the year ended December 31, 2018 was due primarily to $55.8 million in net income and $4.5 million related to stock-based compensation plans, partially offset by the repurchase of 1,209,734 shares of the Company’s common stock related to the stock repurchase program at a total cost of $20.4 million, dividends of $0.22 per share totaling $11.3 million, and the surrender of 192,440 shares of the Company’s stock related to the tax withholdings resulting from stock option exercises at a total cost of $3.3 million during 2018. Stock options exercised by the Company’s employees and directors totaled 1,117,300 shares during year ended December 31, 2018, including 868,810 shares from stock options granted in 2008 and exercised prior to expiration on October 13, 2018. Stockholders’ equity to assets was 10.92% at December 31, 2018, compared to 12.20% at December 31, 2017. Book value per share increased to $12.60 at December 31, 2018 from $11.96 at December 31, 2017. At December 31, 2018, the Company and the Bank continued to exceed all regulatory capital requirements.

Results of Operations for the Years Ended December 31, 2018, 2017 and 2016

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

Net income information is as follows:

	Years Ended December 31,			Change 2018/2017		Change 2017/2016
	2018	2017	2016	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Net interest income	$164,435	$146,192	$122,555	$18,243	12.5%	$23,637	19.3%
Provision for loan losses	7,848	4,859	7,180	2,989	61.5	(2,321)	(32.3)
Non-interest income	9,003	23,064	14,190	(14,061)	(61.0)	8,874	62.5
Non-interest expenses	94,798	87,965	77,494	6,833	7.8	10,471	13.5
Net income	55,771	42,945	34,190	12,826	29.9	8,755	25.6
Basic earnings per share	1.08	0.84	0.67	0.24	28.6	0.17	25.4
Diluted earnings per share	1.06	0.82	0.65	0.24	29.3	0.17	26.2
Return on average assets	0.99%	0.89%	0.87%	0.10%	11.3	0.02%	2.3
Return on average equity	8.36%	6.82%	5.77%	1.54%	22.5	1.05%	18.2

Net income for the year ended December 31, 2018 reflects a reduction in the statutory federal income rate to 21% from 35% effective January 1, 2018 related to the Tax Act enacted in December 2017. Net income for the year ended December 31, 2017 reflected a charge to tax expense of approximately $7.1 million, or $0.13 per diluted share, related to enactment of the Tax Act that required the Company to revalue its net deferred tax asset and merger, and acquisition expenses totaling $2.1 million (pre-tax) related to the Meetinghouse acquisition.

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

	Years Ended December 31,
	2018			2017			2016
	Average Balance	Interest (1)	Yield/ Cost (1)	Average Balance	Interest (1)	Yield/ Cost (1)	Average Balance	Interest (1)	Yield/ Cost (1)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$5,119,102	$221,652	4.33%	$4,286,830	$184,337	4.30%	$3,495,088	$150,182	4.30%
Securities and certificates of deposits	69,091	1,678	2.43	132,872	2,630	1.98	183,828	3,629	1.97
Other interest-earning assets (3)	319,758	6,938	2.17	266,945	3,465	1.30	146,786	1,147	0.78
Total interest-earning assets	5,507,951	230,268	4.18	4,686,647	190,432	4.06	3,825,702	154,958	4.05
Noninterest-earning assets	120,720			113,254			116,985
Total assets	$5,628,671			$4,799,901			$3,942,687
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,106,332	15,025	1.36	$799,377	7,315	0.92	$469,103	2,988	0.64
Money market deposits	845,781	9,490	1.12	971,692	8,865	0.91	857,952	7,025	0.82
Regular savings and other deposits	400,951	2,175	0.54	317,717	448	0.14	296,951	424	0.14
Certificates of deposit	1,513,174	27,944	1.85	1,193,803	17,354	1.45	1,042,425	13,687	1.31
Total interest-bearing deposits	3,866,238	54,634	1.41	3,282,589	33,982	1.04	2,666,431	24,124	0.90
Borrowings	576,949	8,603	1.49	411,200	4,930	1.20	277,586	3,013	1.09
Total interest-bearing liabilities	4,443,187	63,237	1.42	3,693,789	38,912	1.05	2,944,017	27,137	0.92
Noninterest-bearing demand deposits	489,887			448,952			382,644
Other noninterest-bearing liabilities	28,191			27,221			23,879
Total liabilities	4,961,265			4,169,962			3,350,540
Total stockholders' equity	667,406			629,939			592,147
Total liabilities and stockholders' equity	$5,628,671			$4,799,901			$3,942,687
Net interest-earning assets	$1,064,764			$992,858			$881,685
Fully tax-equivalent net interest income		167,031			151,520			127,821
Less: tax-equivalent adjustments		(2,596)			(5,328)			(5,266)
Net interest income		$164,435			$146,192			$122,555
Interest rate spread (1)(4)			2.76%			3.01%			3.13%
Net interest margin (1)(5)			3.03%			3.23%			3.34%
Average interest-earning assets to average interest-bearing liabilities		123.96%			126.88%			129.95%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$4,356,125	$54,634	1.25%	$3,731,541	$33,982	0.91%	$3,049,075	$24,124	0.79%
Total deposits and borrowings, including noninterest-bearing demand deposits	$4,933,074	$63,237	1.28%	$4,142,741	$38,912	0.94%	$3,326,661	$27,137	0.82%

(1)

Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, as well as resulting yields, interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the years ended December 31, 2018, 2017 and 2016, yields on loans before tax-equivalent adjustments were 4.28%, 4.19% and 4.16%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 2.28%, 1.67% and 1.63%, respectively, and yield on total interest-earning assets before tax-equivalent adjustments were 4.13%, 3.95% and 3.91%, respectively. Interest rate spread before tax-equivalent adjustments for the years ended December 31, 2018, 2017 and 2016 was 2.71%, 2.90% and 2.99%, respectively, while net interest margin before tax-equivalent adjustments for the years ended December 31, 2018, 2017 and 2016 was 2.99%, 3.12% and 3.20%, respectively.
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

	Years Ended December 31,			Years Ended December 31,
	2018 Compared to 2017			2017 Compared to 2016
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:
Loans	$36,028	$1,287	$37,315	$34,045	$110	$34,155
Securities and certificates of deposits	(1,457)	505	(952)	(1,009)	10	(999)
Other interest-earning assets	790	2,683	3,473	1,282	1,036	2,318
Total	35,361	4,475	39,836	34,318	1,156	35,474
Interest expense:
Deposits	7,579	13,073	20,652	5,798	4,060	9,858
Borrowings	2,289	1,384	3,673	1,575	342	1,917
Total	9,868	14,457	24,325	7,373	4,402	11,775
Change in fully tax-equivalent net interest income	$25,493	$(9,982)	$15,511	$26,945	$(3,246)	$23,699

The net interest rate spread and net interest margin on a tax-equivalent basis were 2.76% and 3.03%, respectively, for the year ended December 31, 2018 compared to 3.01% and 3.23%, respectively, for the year ended December 31, 2017. The increase in net interest income was due primarily to loan growth, partially offset by growth in total deposits and borrowings and an increase in the cost of funds for the year ended December 31, 2018 compared to the same period in 2017. The interest rate spread and net interest margin on a tax-equivalent basis for year ended December 31, 2018 reflect the reduction in the federal income tax rate to 21% from 35% resulting from enactment of the Tax Act.

The Company’s yield on interest-earning assets on a tax-equivalent basis increased 12 basis points to 4.18% for the year ended December 31, 2018 compared to 4.06% for the year ended December 31, 2017, while the total cost of funds increased 34 basis points to 1.28% for the year ended December 31, 2018 compared to 0.94% for the year ended December 31, 2017. The increase in interest income was primarily due to growth in the Company’s average loan balances of $832.3 million, or 19.4%, to $5.119 billion, and by an increase in the yield on loans on a tax-equivalent basis of three basis points to 4.33% for the year ended December 31, 2018. The yields on loans and interest-earning assets on a tax-equivalent basis for the year ended December 31, 2018 also reflect the reduction in the federal income tax rate to 21% from 35%. The increase in interest expense on deposits was primarily due to the growth in average total deposits of $624.6 million, or 16.7%, to $4.356 billion and an increase in the cost of average total deposits of 34 basis points to 1.25% for the year ended December 31, 2018 compared to 0.91% for the year ended December 31, 2017. The increase in interest expense on borrowings was primarily due to the increase in average borrowings of $165.7 million, or 40.3%, to $576.9 million and an increase in the cost of average borrowings of 29 basis points to 1.49% for the year ended December 31, 2018 compared to 1.20% for the year ended December 31, 2017.

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

The Company’s yield on interest-earning assets on a tax-equivalent basis increased one basis point to 4.06% for the year ended December 31, 2017 compared to 4.05% for the year ended December 31, 2016, while the total cost of funds increased 12 basis points to 0.94% for the year ended December 31, 2017 compared to 0.82% for the year ended December 31, 2016. The increase in interest income was primarily due to growth in the Company’s average loan balances of $791.7 million, or 22.7%, to $4.287 billion, while the yield on loans on a tax-equivalent basis remained unchanged at 4.30% for the years ended December 31, 2017 and 2016. The increase in interest expense on deposits was primarily due to the growth in average total deposits of $682.5 million, or 22.4%, to $3.732 billion and an increase in the cost of average total deposits of 12 basis points to 0.91% for the year ended December 31, 2017 compared to 0.79% for the year ended December 31, 2016. The increase in interest expense on borrowings was primarily due to the increase in average borrowings of $133.6 million, or 48.1%, to $411.2 million and an increase in the cost of average borrowings of 11 basis points to 1.20% for the year ended December 31, 2017 compared to 1.09% for the year ended December 31, 2016.

Provision for Loan Losses. Our provision for loan losses was $7.8 million for the year ended December 31, 2018 compared to $4.9 million and $7.2 million for the years ended December 31, 2017 and 2016, respectively. For further discussion of the changes in the provision and allowance for loan losses, refer to “Asset Quality — Allowance for Loan Losses.”

Non-Interest Income. Non-interest income information is as follows:

	Years Ended December 31,			Change 2018/2017		Change 2017/2016
	2018	2017	2016	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Customer service fees	$9,065	$8,517	$8,491	$548	6.4%	$26	0.3%
Loan fees	479	1,970	918	(1,491)	(75.7)	1,052	114.6
Mortgage banking gains, net	295	457	573	(162)	(35.4)	(116)	(20.2)
Gain on sales of securities available for sale, net	—	9,305	3,020	(9,305)	(100.0)	6,285	208.1
Loss on marketable equity securities, net	(2,066)	—	—	(2,066)	—	—	—
Income from bank-owned life insurance	1,109	1,158	1,188	(49)	(4.2)	(30)	(2.5)
Gain on life insurance distribution	110	1,657	—	(1,547)	(93.4)	1,657	—
Other income	11	—	—	11	—	—	—
Total non-interest income	$9,003	$23,064	$14,190	$(14,061)	(61.0)%	$8,874	62.5%

The decrease in non-interest income for the year ended December 31, 2018 was due primarily to a $9.3 million gain on sale of available for sale securities, net during the year ended December 31, 2017, a $2.1 million loss on marketable equity securities, net, for the year ended December 31, 2018, a decrease of $1.5 million in gain on life insurance distribution and a decrease of $1.5 million in loan fees, partially offset by a $548,000 increase in customer service fees. The loss on marketable equity securities, net, resulted from a reduction in the fair value of marketable equity securities with the recognition of changes in fair value reported in net income for the year ended December 31, 2018. The increase in customer service fees for the year ended December 31, 2018 was primarily due to growth in checking accounts and a related increase in debit card fee revenue.

The increase in loan fees for the year ended December 31, 2017 was primarily due to $1.3 million of loan swap fee income recognized in the second quarter of 2017. The increase in gain on sales of securities, net, reflected an increase in the prices of the marketable equity securities sold during the year ended December 31, 2017 compared to the year ended December 31, 2016. In addition, the year ended December 31, 2017 includes a non-taxable gain on life insurance distribution of $1.7 million resulted from the difference between the death benefit payment of $3.3 million and the cash surrender value of the related bank-owned life insurance policy of $1.6 million.

Non-Interest Expense. Non-interest expense information is as follows:

	Years Ended December 31,			Change 2018/2017		Change 2017/2016
	2018	2017	2016	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$58,866	$53,161	$48,828	$5,705	10.7%	$4,333	8.9%
Occupancy and equipment	12,759	11,533	10,809	1,226	10.6	724	6.7
Data processing	6,915	5,912	5,135	1,003	17.0	777	15.1
Marketing and advertising	4,057	3,653	3,217	404	11.1	436	13.6
Professional services	3,383	3,669	2,965	(286)	(7.8)	704	23.7
Deposit insurance	3,006	2,988	2,037	18	0.6	951	46.7
Merger and acquisition	114	2,055	—	(1,941)	(94.5)	2,055	—
Other general and administrative	5,698	4,994	4,503	704	14.1	491	10.9
Total non-interest expenses	$94,798	$87,965	$77,494	$6,833	7.8%	$10,471	13.5%

The increases in salaries and employee benefits expenses reflect annual increases in employee compensation and health benefits during the first quarter of 2018.  In addition, the increases in salaries and employee benefits, and occupancy and equipment expenses and data processing include costs associated with the expansion of our branch and support staff, including two branches acquired from Meetinghouse, one new branch opened in the first quarter of 2018, and three new branch openings in the fourth quarter of 2018. Other general and administrative expenses reflect core deposit intangible amortization of $590,000 for the year ended December 31, 2018. The Company’s adjusted efficiency ratio, which excludes gains and losses on sales of securities available for sale, gains and losses on marketable equity securities, and non-recurring merger and acquisition expenses, was 53.95% for the year ended December 31, 2018 compared to 53.71% for the year ended December 31, 2017.

The increase in salaries and employee benefits expenses for the year ended December 31, 2017 was primarily due to annual increases in employee compensation and health benefits during the first quarter of 2017 and a 20% bonus enhancement to the Bank’s Incentive Compensation Plan for 2017. In addition, increases in salaries and employee benefits expenses and occupancy and equipment expenses reflect costs associated with the expansion of our branch and regulatory compliance staff. The increase in professional services reflected costs associated with regulatory compliance initiatives undertaken during the year. The Company’s adjusted efficiency ratio, which excludes gains and losses on sales of securities available for sale, gains and losses on marketable equity securities, and non-recurring merger and acquisition expenses, was 53.71% for the year ended December 31, 2017 compared to 57.95% for the year ended December 31, 2016.

Income Tax Provision. We recorded a provision for income taxes of $15.0 million for the year ended December 31, 2018, reflecting an effective tax rate of 21.2%, compared to $33.5 million, or a 43.8% effective tax rate, for the year ended December 31, 2017 and $17.9 million, reflecting an effective tax rate of 34.3%, for the year ended December 31, 2016. The changes in the income tax provision and effective tax rate were primarily due to the decrease in the statutory federal income rate to 21% from 35% effective January 1, 2018 and a $7.1 million charge in the fourth quarter of 2017 to revalue the Company’s net deferred tax asset as a result of the Tax Act.

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

Increase (Decrease)	December 31, 2018			December 31, 2017
in Market Interest Rates	Amount	Change	Percent	Amount	Change	Percent
	(Dollars in thousands)
300	$147,983	$(22,802)	(13.35)%	$149,829	$(6,785)	(4.30)%
Flat	170,785			156,614
-100	175,942	5,157	3.02	159,112	2,498	1.60

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

Our most liquid assets are cash and due from banks, and certificates of deposit with other banks. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2018, cash and due from banks totaled $372.0 million and certificates of deposit totaled $5.2 million. In addition, at December 31, 2018, we had $335.5 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $9.4 million line of credit. On December 31, 2018, we had $586.9 million of advances outstanding. We periodically pledge additional multi-family and commercial real estate loans held in the Bank’s portfolio as qualified collateral to increase our borrowing capacity with the FHLB.

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

A significant use of our liquidity is the funding of loan originations. At December 31, 2018 and 2017, we had total loan commitments outstanding of $1.220 billion and $1.205 billion, respectively. Historically, many of the commitments expire without being fully drawn; therefore the total amount of commitments does not necessarily represent future cash requirements. For further information, see Note 9 of the notes to the consolidated financial statements.

Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of December 31, 2018 totaled $1.043 billion, or 61.9% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained with us. We have the ability to attract and retain deposits by adjusting the interest rates offered and accept brokered certificates of deposit when it is deemed cost effective.

Meridian Bancorp, Inc. is a separate legal entity from East Boston Savings Bank and it must provide for its own liquidity to pay dividends and repurchase its common stock and for other corporate purposes. Meridian Bancorp, Inc.’s primary source of liquidity is proceeds from the 2014 second-step offering, which may be augmented by dividend payments from East Boston Savings Bank. The ability of East Boston Savings Bank to pay dividends is subject to regulatory requirements. At December 31, 2018, Meridian Bancorp, Inc. (on an unconsolidated basis) had cash and cash equivalents and certificates of deposit totaling $63.6 million.

Contractual Obligations. The following table presents our contractual obligations as of December 31, 2018.

	Payments Due by Period
			More than	More than
		Up to One	One Year to	Three Years to	More Than
	Total	Year	Three Years	Five Years	Five Years
	(Dollars in thousands)
Contractual obligations:
Long-term debt obligations	$536,880	$4,160	$92,095	$400,625	$40,000
Operating lease obligations	20,014	2,464	4,748	4,244	8,558
Data processing agreement (1)	12,982	4,327	8,655	—	—
Total	$569,876	$10,951	$105,498	$404,869	$48,558

(1)	Estimated payments subject to change based on transaction volume.

Capital Management. Both the Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2018, both the Company and the Bank exceeded all of their respective regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation — Federal Bank Regulation — Capital Requirements,” “Regulatory Capital Compliance” and Note 11, Stockholders’ Equity, “Minimum Regulatory Capital Requirements” in Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, within this report.

Federal banking regulations include minimum capital requirements for community banking institutions. The regulations include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of Total, Tier 1 and common equity Tier 1 capital in an amount greater than 2.5% of total to risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer was fully phased in effective January 1, 2019. Also, certain new deductions from and adjustments to regulatory capital were phased in. Management believes that the Company will remain characterized as “well-capitalized” and the capital conservation buffer will be maintained throughout the phase-in periods.

The Company may use capital management tools such as cash dividends and common share repurchases. We are subject to the Federal Reserve Board’s notice provisions for stock repurchases. In August 2015, the Company received regulatory approval from the Massachusetts Commissioner of Banks and a non-objection from the Federal Reserve Bank to adopt a stock repurchase program for up to 5% of its common stock. The repurchase program was amended in November 2018, increasing the program by up to 636,287 shares of its common stock, or approximately 1.2% of its outstanding common stock.

As of December 31, 2018, the Company had repurchased 3,269,345 shares of its stock at an average price of $14.87 per share, or 96.9% of the 3,373,621 shares authorized for repurchase under the Company’s repurchase program. For the year ended December 31, 2018, the Company’s Board of Directors declared three quarterly cash dividends of $0.05 per common share on March 1, 2018, June 1, 2018, and August 29, 2018 and one quarterly cash dividend of $0.07 per share on November 27, 2018.

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

For the year ended December 31, 2018, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, utilizing the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2018 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Wolf & Company, P.C., an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.

Date: March 1, 2019	/s/ Richard J. Gavegnano
Richard J. Gavegnano
Chairman, President and Chief Executive Officer

Date: March 1, 2019	/s/ Mark L. Abbate
Mark L. Abbate
Executive Vice President, Treasurer and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED public accounting firm – INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and the Board of Directors of Meridian Bancorp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Meridian Bancorp, Inc.'s (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the December 31, 2018 consolidated financial statements of the Company and our report dated March 1, 2019 expressed an unqualified opinion.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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
March 1, 2019

REPORT OF INDEPENDENT REGISTERED public accounting firm – CONSOLIDATED FINANCIAL STATMENTS

To the Stockholders and the Board of Directors of Meridian Bancorp, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Meridian Bancorp, Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of net income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2019 expressed an unqualified opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Boston, Massachusetts
March 1, 2019

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(Dollars in thousands)
ASSETS
Cash and due from banks	$371,995	$402,687
Certificates of deposit	5,247	69,326
Securities available for sale, at fair value	17,159	38,364
Marketable equity securities, at fair value	13,437	—
Federal Home Loan Bank stock, at cost	29,187	24,947
Loans held for sale	409	3,772
Loans, net of fees and costs	5,646,634	4,667,983
Less: allowance for loan losses	(53,231)	(45,185)
Loans, net	5,593,403	4,622,798
Bank-owned life insurance	40,734	40,336
Premises and equipment, net	45,140	40,967
Accrued interest receivable	14,267	12,902
Deferred tax asset, net	18,196	15,244
Goodwill	20,378	19,638
Core deposit intangible	2,653	3,243
Other assets	6,478	5,231
Total assets	$6,178,683	$5,299,455
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non interest-bearing	$483,777	$477,428
Interest-bearing	4,400,407	3,630,433
Total deposits	4,884,184	4,107,861
Short-term borrowings	50,000	—
Long-term debt	536,880	513,444
Accrued expenses and other liabilities	32,965	31,751
Total liabilities	5,504,029	4,653,056
Commitments and contingencies (Notes 4, 5 and 9)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 53,541,429 and 54,039,316 shares issued and outstanding at December 31, 2018 and 2017, respectively	535	540
Additional paid-in capital	378,583	395,716
Retained earnings	313,521	268,533
Accumulated other comprehensive income (loss)	(348)	128
Unearned compensation - ESOP, 2,435,272 and 2,557,036 shares at December 31, 2018 and 2017, respectively	(17,637)	(18,518)
Total stockholders' equity	674,654	646,399
Total liabilities and stockholders' equity	$6,178,683	$5,299,455

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

	Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$219,162	$179,425	$145,541
Interest on debt securities:
Taxable	482	302	866
Tax-exempt	56	32	114
Dividends on equity securities	504	1,066	1,529
Interest on certificates of deposit	530	814	495
Other interest and dividend income	6,938	3,465	1,147
Total interest and dividend income	227,672	185,104	149,692
Interest expense:
Interest on deposits	54,634	33,982	24,124
Interest on borrowings	8,603	4,930	3,013
Total interest expense	63,237	38,912	27,137
Net interest income	164,435	146,192	122,555
Provision for loan losses	7,848	4,859	7,180
Net interest income, after provision for loan losses	156,587	141,333	115,375
Non-interest income:
Customer service fees	9,065	8,517	8,491
Loan fees	479	1,970	918
Mortgage banking gains, net	295	457	573
Gain on sales of securities available for sale, net	—	9,305	3,020
Loss on marketable equity securities, net	(2,066)	—	—
Income from bank-owned life insurance	1,109	1,158	1,188
Gain on life insurance distribution	110	1,657	—
Other income	11	—	—
Total non-interest income	9,003	23,064	14,190
Non-interest expenses:
Salaries and employee benefits	58,866	53,161	48,828
Occupancy and equipment	12,759	11,533	10,809
Data processing	6,915	5,912	5,135
Marketing and advertising	4,057	3,653	3,217
Professional services	3,383	3,669	2,965
Deposit insurance	3,006	2,988	2,037
Merger and acquisition	114	2,055	—
Other general and administrative	5,698	4,994	4,503
Total non-interest expenses	94,798	87,965	77,494
Income before income taxes	70,792	76,432	52,071
Provision for income taxes	15,021	33,487	17,881
Net income	$55,771	$42,945	$34,190
Earnings per share:
Basic	$1.08	$0.84	$0.67
Diluted	$1.06	$0.82	$0.65
Weighted average shares:
Basic	51,498,203	51,153,665	51,128,914
Diluted	52,659,752	52,663,597	52,248,308

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Net income	$55,771	$42,945	$34,190
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding (loss) gain	(429)	6,599	9,464
Reclassification adjustment for gains realized in income (1)	—	(9,305)	(3,020)
Net unrealized (loss) gain	(429)	(2,706)	6,444
Tax effect	153	1,152	(2,582)
Net-of-tax amount	(276)	(1,554)	3,862
Defined benefit plans:
Reclassification adjustments (2):
Amortization of prior service cost	17	17	24
Amortization of unrecognized cost	198	38	32
Actuarial net gain (loss) arising during the year	233	(210)	(57)
Settlement costs	—	38	56
	448	(117)	55
Tax effect	(145)	(7)	(19)
Net-of-tax amount	303	(124)	36
Total other comprehensive income (loss)	27	(1,678)	3,898
Comprehensive income	$55,798	$41,267	$38,088

(1)

Amounts are included in gain on sales of securities available for sale, net in the Consolidated Statements of Net Income. Provision for income tax associated with the reclassification adjustments for the years ended December 31, 2017 and 2016 was $4.0 million and $1.2 million, respectively.

(2)

Amounts are included in salaries and employee benefits in the Consolidated Statements of Net Income. Benefit for income tax associated with the reclassification adjustments for the years ended December 31, 2018, 2017 and 2016 was $45,000, $12,000 and $19,000, respectively.

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2018, 2017 and 2016

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation - ESOP	Total
	(Dollars in thousands)
Balance at December 31, 2015	54,875,237	549	$403,737	$206,214	$(2,092)	$(20,282)	$588,126
Comprehensive income	—	—	—	34,190	3,898	—	38,088
Dividends declared ($0.12 per share)	—	—	—	(6,114)	—	—	(6,114)
Repurchased stock related to buyback program	(1,337,507)	(13)	(18,786)	—	—	—	(18,799)
ESOP shares committed to be allocated (121,764 shares)	—	—	960	—	—	882	1,842
Share-based compensation expense - restricted stock, net of awards forfeited	(21,538)	—	2,104	—	—	—	2,104
Share-based compensation expense -stock options, net of awards forfeited	—	—	1,231	—	—	—	1,231
Excess tax benefits in connection with share-based compensation	—	—	614	—	—	—	614
Stock options exercised	79,913	—	205	—	—	—	205
Balance at December 31, 2016	53,596,105	536	390,065	234,290	1,806	(19,400)	607,297
Comprehensive income	—	—	—	42,945	(1,678)	—	41,267
Dividends declared ($0.17 per share)	—	—	—	(8,702)	—	—	(8,702)
ESOP shares committed to be allocated (121,764 shares)	—	—	1,350	—	—	882	2,232
Share-based compensation expense - restricted stock, net of awards forfeited	259,661	2	2,393	—	—	—	2,395
Share-based compensation expense -stock options, net of awards forfeited	—	—	1,409	—	—	—	1,409
Stock options exercised	183,550	2	499	—	—	—	501
Balance at December 31, 2017	54,039,316	540	395,716	268,533	128	(18,518)	646,399
Cumulative effect of adopting Accounting Standards Update 2016-01 (see Note 2)	—	—	—	503	(503)	—	—
Comprehensive income	—	—	—	55,771	27	—	55,798
Dividends declared ($0.22 per share)	—	—	—	(11,286)	—	—	(11,286)
Repurchased stock related to buyback program	(1,209,734)	(12)	(20,383)	—	—	—	(20,395)
ESOP shares committed to be allocated (121,764 shares)	—	—	1,370	—	—	881	2,251
Share-based compensation expense - restricted stock, net of awards forfeited	3,890	—	2,838	—	—	—	2,838
Share-based compensation expense -stock options, net of awards forfeited	—	—	1,707	—	—	—	1,707
Shares surrendered related to tax withholdings on equity incentive plans	(192,440)	(2)	(3,287)	—	—	—	(3,289)
Stock options exercised	900,397	9	622	—	—	—	631
Balance at December 31, 2018	53,541,429	$535	$378,583	$313,521	$(348)	$(17,637)	$674,654

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$55,771	$42,945	$34,190
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of acquisition fair value adjustments	67	(168)	(145)
Amortization of core deposit intangible	590	—	—
ESOP shares expense	2,251	2,232	1,842
Provision for loan losses	7,848	4,859	7,180
Accretion of net deferred loan origination fees	(1,560)	(1,738)	(1,273)
Net amortization (accretion) of securities available for sale	51	8	(47)
Depreciation and amortization expense	2,886	3,069	3,004
Gain on sales of securities available for sale, net	—	(9,305)	(3,020)
Loss on marketable equity securities, net	2,066	—	—
Net loss and provision for foreclosed real estate	—	—	8
Deferred income tax provision (benefit)	(2,623)	6,823	(2,816)
Income from bank-owned life insurance	(1,109)	(1,158)	(1,188)
Gain on life insurance distribution	(110)	(1,657)	—
Share-based compensation expense	4,545	3,804	3,335
Excess tax benefits in connection with share-based compensation	—	—	(614)
Net changes in:
Loans held for sale	3,363	2,288	725
Accrued interest receivable	(1,365)	(2,245)	(1,807)
Other assets	(1,987)	471	179
Accrued expenses and other liabilities	353	198	4,458
Net cash provided by operating activities	71,037	50,426	44,011
Cash flows from investing activities:
Cash paid for business combination, net of acquired cash	—	(2,005)	—
Purchases of certificates of deposit	(5,000)	(22,650)	(80,423)
Maturities of certificates of deposit	69,079	35,130	99,162
Activity in securities, at fair value:
Proceeds from maturities, calls and principal payments	2,950	16,759	56,353
Redemption (purchase) of mutual funds, net	—	(8)	1,191
Proceeds from sales	3,867	40,864	38,429
Purchases	(1,595)	(8,395)	(12,035)
Proceeds from distribution of bank-owned life insurance	821	3,224	—
Loans originated, net of principal payments received	(977,019)	(655,291)	(860,088)
Purchases of premises and equipment	(6,976)	(1,213)	(4,100)
Purchase of Federal Home Loan Bank stock	(4,240)	(6,049)	(7,244)
Proceeds from sales of foreclosed real estate	—	1,690	808
Net cash used in investing activities	(918,113)	(597,944)	(767,947)

(continued)

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	776,284	538,198	732,838
Net change in borrowings with maturities less than three months	50,000	—	(20,000)
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	325,000	320,625	220,000
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(301,549)	(137,886)	(44,714)
Cash dividends paid on common stock	(10,298)	(7,656)	(6,148)
Income taxes paid in connection with shares withheld on vested restricted stock	(17)	—	—
Stock options exercised, net of cash paid in connection with income taxes	(2,641)	501	205
Repurchase of common stock	(20,395)	—	(18,799)
Excess tax benefits in connection with share-based compensation	—	—	614
Net cash provided by financing activities	816,384	713,782	863,996
Net change in cash and cash equivalents	(30,692)	166,264	140,060
Cash and cash equivalents at beginning of year	402,687	236,423	96,363
Cash and cash equivalents at end of year	$371,995	$402,687	$236,423
Supplemental cash flow information:
Interest paid on deposits	$53,510	$33,665	$23,762
Interest paid on borrowings	8,325	4,683	2,900
Income taxes paid, net of refunds	21,737	27,165	19,151
Non-cash investing and financing activities:
Transfers from loans to foreclosed real estate	—	1,690	816
Net amounts due from (to) broker on security transactions	—	970	(462)
In conjunction with the purchase acquisition of Meetinghouse Bancorp, Inc. assets were acquired and liabilities were assumed as follows:
Fair value of assets acquired, net of cash acquired	—	104,616	—
Fair value of liabilities assumed	—	102,611	—

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

The consolidated financial statements include the accounts of the Company and all other entities in which it has a controlling financial interest. The Company owns the Bank. The Bank’s wholly-owned subsidiaries include Prospect, Inc., which engages in securities transactions on its own behalf, and EBOSCO, LLC which can hold foreclosed real estate, and East Boston Investment Services, Inc., which is authorized for third-party investment sales and is currently inactive. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

Significant Concentrations of Credit Risk

Most of the Company’s activities are with customers located within Massachusetts. Note 2 includes the types of securities in which the Company invests and Note 3 includes the types of lending in which the Company engages. The Company believes that it does not have any significant loan concentrations or security in any one industry or with any customer.

Reclassification

Certain amounts in the 2017 and 2016 consolidated financial statements have been reclassified to conform to the 2018 presentation.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include amounts due from banks and federal funds sold on a daily basis, which mature overnight or on demand. The Company may from time to time have deposits in financial institutions which exceed the federally insured limits. At December 31, 2018, the Company had a concentration of cash on deposit at the Federal Reserve Bank amounting to $294.7 million.

Certificates of Deposit

Certificates of deposit are purchased from FDIC-insured depository institutions, have an original maturity greater than 90 days and up to 24 months and are carried at cost. At December 31, 2018, all certificates of deposit invested in by the Company exceeded the FDIC insurance limit of $250,000 but were insured up to the full amount under the Massachusetts Depositors Insurance Fund, Massachusetts Credit Union Share Insurance Corporation or Massachusetts Cooperative Bank Share Insurance Fund.

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

Securities

Debt securities are classified as available for sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component in other comprehensive income, net of tax effects. Purchase premiums and discounts are recognized in interest income using the effective interest method over the terms of the securities, with purchased premiums on callable bonds amortized to the first call date. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. Marketable equity securities are carried at fair value, with changes in fair value reported in net income. Prior to January 1, 2018, marketable equity securities were classified as available for sale.

Each reporting period, the Company evaluates all securities with a decline in fair value below the amortized cost of the investment to determine whether or not other-than-temporary impairment (“OTTI”) exists. OTTI is required to be recognized if (1) the Company intends to sell the security; (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. Prior to January1, 2018, marketable equity securities were evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value were reflected in earnings as realized losses. For impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income, net of applicable taxes.

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis on the FHLB stock. As of December 31, 2018 no impairment has been recognized.

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

General Component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by loan segments and classes. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquent and non-accrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; national and local economic trends and conditions, and industry conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2018, 2017 or 2016.

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

Multi-family and commercial real estate loans — Loans in these segments are primarily income-producing properties such as apartment buildings and properties used for business purposes such as office buildings, industrial facilities and retail facilities. These properties are generally located in the greater Boston metropolitan area and certain other areas in eastern Massachusetts, and in southeastern New Hampshire, Maine and Rhode Island. The underlying cash flows generated by the properties can be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, could have an effect on the credit quality in these segments. Management obtains rent rolls annually and continually monitors the cash flows of these loans.

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

Derivative Loan Commitments

Residential real estate loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in mortgage-banking gains, net, if material.  Such amounts were immaterial at December 31, 2018 and 2017.

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Mandatory delivery forward sale commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in mortgage-banking gains, net if material. Such amounts were immaterial at December 31, 2018 and 2017.

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

At December 31, 2018, the remaining core deposit intangible will amortize as follows:

Year Ending December 31,	Amount
(In thousands)
2019	$531
2020	472
2021	413
2022	354
2023	295
Thereafter	588
$2,653

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

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws in the period of enactment. Accordingly, changes resulting from the Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017 have been recognized in the consolidated financial statements as of and for the year ended December 31, 2017. See Note 8. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company does not have any uncertain tax positions at December 31, 2018 or 2017 which require accrual or disclosure. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2018, 2017 and 2016.

The Company records excess tax benefits or deficiencies related to share-based compensation in income tax expense or benefit in the income statement as part of the provision for income taxes beginning in 2017. Previously, such amounts were recorded to additional paid in capital. For interim reporting purposes the excess tax benefits or deficiencies are recorded as discrete items in the period in which they occur. The presentation of the excess tax benefits is presented as an operating activity in the statement of cash flows. In addition, when calculating incremental shares for earnings per share, the Company excludes from assumed proceeds excess tax benefits that previously would have been recorded in additional paid-in capital. The total income tax benefit recorded in the provision for income taxes for the year ended December 31, 2018 was $2.9 million.

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

Basic and diluted earnings per share have been computed based on the following:

	Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except per share amounts)
Net income available to common stockholders	$55,771	$42,945	$34,190
Basic weighted average shares outstanding	51,498,203	51,153,665	51,128,914
Effect of dilutive stock options	1,161,549	1,509,932	1,119,394
Diluted weighted average shares outstanding	$52,659,752	$52,663,597	$52,248,308
Earnings per share:
Basic	$1.08	$0.84	$0.67
Diluted	$1.06	$0.82	$0.65

For the years ended December 31, 2018, 2017 and 2016, options for the exercise of 91,281, 67,554 and 9,440 shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

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

	December 31,
	2018	2017
	(In thousands)
Securities available for sale:
Net unrealized (loss) gain on securities available for sale	$(192)	$931
Tax effect	54	(292)
Net-of-tax amount	(138)	639
Defined benefit plans:
Unrecognized prior service cost	(163)	(180)
Unrecognized net actuarial loss	(102)	(533)
Total	(265)	(713)
Tax effect	55	202
Net-of-tax amount	(210)	(511)
	$(348)	$128

Unrecognized prior service costs amounting to $17,000 and unrecognized net actuarial losses amounting to $214,000, included in accumulated other comprehensive income at December 31, 2018, are expected to be recognized as a component of net periodic cost for the year ending December 31, 2019.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall, (Subtopic 825-10). The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Targeted changes to GAAP include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. The ASU required a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption to reclassify the cumulative change in fair value of equity securities previously recognized in Accumulated Other Comprehensive Income (“AOCI”). ASU 2016-01 become effective for the Company on January 1, 2018. The adoption of the guidance resulted in a $503,000 cumulative-effect adjustment that increased retained earnings, with an offsetting adjustment to AOCI. See Note 2 – Securities for disclosures related to equity securities.

To be Adopted in Future Periods

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update is intended to improve financial reporting about leasing transactions and the key provision impacting the Company is the requirement for a lessee to record a right-to-use asset and liability representing the obligation to make lease payments for long-term operating leases. The update will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As of December 31, 2018, the Company had future minimum lease payments of $20.0 million, all under operating lease agreements. Upon adoption, the Company expects its assets and liabilities to increase based on the present value of the future minimum lease payments, using the discount rate applicable at the outset of the lease agreement. However, the adoption of this ASU is not expected to be material to the Company’s results of operations or financial position.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including loans, held-to-maturity debt securities and commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology, referred to as Current Expected Credit Loss, or CECL, that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to formulate credit loss estimates. Credit losses on available-for-sale debt securities will be measured in a manner similar to current GAAP, but will be recognized through an allowance rather than as a direct write-down. This update will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has developed a project plan to facilitate the implementation of CECL. This plan considers enhancements to internal controls, loan pool segmentation, loan loss estimation methodology, data gathering resources, data analytics and necessary disclosures. The adoption of this ASU may result in material changes to the allowance for loan losses with a resulting adjustment to retained earnings, however any potential adjustment will be dependent on the credit risks within the portfolio and the economic environment at the time of adoption.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). The update modifies the disclosure requirements primarily related to level 3 fair value measurements of the fair value hierarchy. This update will be effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. As the update primarily relates to disclosure requirements, the Company does not expect the adoption of this ASU to have a material impact on the Company’s results of operation or financial position.

2.    SECURITIES

Securities Available for Sale

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
December 31, 2018
Debt securities:
Government-sponsored enterprises	$1,869	$5	$(42)	$1,832
Municipal bonds	2,094	—	(63)	2,031
Residential mortgage-backed securities:
Government-sponsored enterprises	12,749	85	(249)	12,585
Private label	639	76	(4)	711
Total securities available for sale	$17,351	$166	$(358)	$17,159

December 31, 2017
Debt securities:
Government-sponsored enterprises	$1,942	$—	$—	$1,942
Municipal bonds	2,424	2	—	2,426
Residential mortgage-backed securities:
Government-sponsored enterprises	15,916	231	(2)	16,145
Private label	70	6	—	76
Total debt securities	20,352	239	(2)	20,589
Marketable equity securities:
Common stocks:
Basic materials	3,498	207	(250)	3,455
Consumer products and services	5,832	377	(415)	5,794
Financial services	1,241	294	—	1,535
Healthcare	1,933	111	(137)	1,907
Industrials	2,939	469	—	3,408
Technology	1,628	194	(156)	1,666
Total common stocks	17,071	1,652	(958)	17,765
Money market mutual funds	10	—	—	10
Total marketable equity securities	17,081	1,652	(958)	17,775
Total securities available for sale	$37,433	$1,891	$(960)	$38,364

At December 31, 2018, securities with a fair value of $2.6 million and $299,000 were pledged as collateral for Federal Home Loan Bank of Boston borrowings and for the Federal Reserve Bank discount window borrowings, respectively. See Note 7.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2018 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

			After One Year
	One Year or Less		Through Five Years		After Five Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Government-sponsored enterprises	$—	$—	$—	$—	$1,869	$1,832	$1,869	$1,832
Municipal bonds	—	—	—	—	2,094	2,031	2,094	2,031
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	303	297	12,446	12,288	12,749	12,585
Private label	—	—	—	—	639	711	639	711
Total	$—	$—	$303	$297	$17,048	$16,862	$17,351	$17,159

There were no sales of securities available for sale during the year ended December 31, 2018. For the years ended December 31, 2017 and 2016, proceeds from sales of securities available for sale amounted to $40.9 million and $38.4 million, respectively. Gross gains of $9.5 million and $7.2 million and gross losses of $164,000 and $4.2 million, respectively, were realized on those sales.

Information pertaining to securities available for sale as of December 31, 2018 and 2017, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
December 31, 2018
Debt securities:
Government-sponsored enterprises	$42	$1,832	$—	$—
Municipal bonds	28	1,267	35	764
Residential mortgage-backed securities:
Government-sponsored enterprises	247	8,479	2	159
Private label	4	163	—	—
Total temporarily impaired securities	$321	$11,741	$37	$923

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
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

The Company determined no securities were other-than-temporarily impaired for the years ended December 31, 2018, 2017 and 2016. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.

Marketable Equity Securities

Marketable equity securities consist of common stocks and money market mutual funds. The Company held marketable equity securities with an aggregate fair value of $13.4 million and $17.8 million for the years ended December 31, 2018 and 2017, respectively. Prior to January 1, 2018, marketable equity securities were stated at fair value with unrealized gains and losses reported as a component of AOCI, net of tax. At December 31, 2017, net unrealized gains of $694,000 had been recorded in AOCI, net of deferred taxes. On January 1, 2018 these unrealized gains and losses were reclassified out of AOCI and into retained earnings with subsequent changes in fair value being recognized in net income. For the year ended December 31, 2018, proceeds from the sale of marketable equity securities amounted to $3.9 million and resulted in realized gross gains of $553,000.

The following is a summary of unrealized and realized gains and losses recognized in net income on marketable equity securities during the year ended December 31, 2018:

Year Ended December 31,
2018
(In thousands)
Net realized gains on marketable equity securities sold during the period	$553
Net unrealized losses recognized during the reporting period on marketable equity securities still held at the reporting date	(2,619)
Net losses recognized during the period on marketable equity securities	$(2,066)

3.    LOANS

A summary of loans follows:

	December 31,
	2018	2017
	(In thousands)
Real estate loans:
Residential real estate:
One- to four-family	$647,367	$603,680
Multi-family	1,010,521	779,637
Home equity lines of credit	50,087	48,393
Commercial real estate	2,621,979	2,063,781
Construction	686,948	641,306
Total real estate loans	5,016,902	4,136,797
Commercial and industrial	625,018	525,604
Consumer	10,953	10,761
Total loans	5,652,873	4,673,162
Allowance for loan losses	(53,231)	(45,185)
Net deferred loan origination fees	(6,239)	(5,179)
Loans, net	$5,593,403	$4,622,798

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2018 and 2017, the Company was servicing loans for participants aggregating $197.9 million and $247.8 million, respectively.

At December 31, 2018, multi-family and commercial real estate loans with carrying values totaling $312.6 million and $889.5 million, respectively, were pledged as collateral for Federal Home Loan Bank of Boston borrowings. In addition, there is a blanket lien on one- to four-family loans.  See Note 7.

An analysis of the allowance for loan losses and related information follows:

	One- to		Home			Commercial
	four-	Multi-	equity lines	Commercial		and
	family	family	of credit	real estate	Construction	industrial	Consumer	Total
	(In thousands)
Balance at December 31, 2015	$1,354	$3,385	$144	$14,497	$8,313	$5,620	$92	$33,405
Provision (credit) for loan losses	13	1,129	(71)	4,228	874	821	186	7,180
Charge-offs	—	—	—	—	(486)	(49)	(302)	(837)
Recoveries	—	—	—	—	230	60	111	401
Balance at December 31, 2016	1,367	4,514	73	18,725	8,931	6,452	87	40,149
Provision (credit) for loan losses	(372)	1,748	(12)	2,478	1,187	(398)	228	4,859
Charge-offs	(98)	—	—	—	(3)	—	(340)	(441)
Recoveries	104	1	1	310	51	30	121	618
Balance at December 31, 2017	1,001	6,263	62	21,513	10,166	6,084	96	45,185
Provision (credit) for loan losses	(119)	1,977	4	6,257	(613)	152	190	7,848
Charge-offs	—	—	—	—	—	—	(306)	(306)
Recoveries	151	—	4	15	202	—	132	504
Balance at December 31, 2018	$1,033	$8,240	$70	$27,785	$9,755	$6,236	$112	$53,231

	One- to		Home			Commercial
	four-	Multi-	equity lines	Commercial		and
	family	family	of credit	real estate	Construction	industrial	Consumer	Total
	(In thousands)
December 31, 2018
Amount of allowance for loan losses for loans deemed to be impaired	$45	$65	$—	$—	$—	$—	$—	$110
Amount of allowance for loan losses for loans not deemed to be impaired	988	8,175	70	27,785	9,755	6,236	112	53,121
	$1,033	$8,240	$70	$27,785	$9,755	$6,236	$112	$53,231
Loans deemed to be impaired	$1,190	$1,271	$—	$784	$—	$1,548	$—	$4,793
Loans not deemed to be impaired	646,177	1,009,250	50,087	2,621,195	686,948	623,470	10,953	5,648,080
	$647,367	$1,010,521	$50,087	$2,621,979	$686,948	$625,018	$10,953	$5,652,873

December 31, 2017
Amount of allowance for loan losses for loans deemed to be impaired	$51	$133	$—	$—	$—	$—	$—	$184
Amount of allowance for loan losses for loans not deemed to be impaired	950	6,130	62	21,513	10,166	6,084	96	45,001
	$1,001	$6,263	$62	$21,513	$10,166	$6,084	$96	$45,185
Loans deemed to be impaired	$1,245	$1,315	$—	$846	$—	$1,539	$—	$4,945
Loans not deemed to be impaired	602,435	778,322	48,393	2,062,935	641,306	524,065	10,761	4,668,217
	$603,680	$779,637	$48,393	$2,063,781	$641,306	$525,604	$10,761	$4,673,162

The following table provides information about the Company’s past due and non-accrual loans:

	30-59	60-89	90 Days
	Days	Days	or Greater	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(In thousands)
December 31, 2018
Real estate loans:
Residential real estate:
One- to four-family	$877	$462	$2,458	$3,797	$5,888
Home equity lines of credit	524	—	—	524	—
Multi-family	176	—	—	176	—
Commercial real estate	—	90	161	251	342
Total real estate loans	1,577	552	2,619	4,748	6,230
Commercial and industrial	214	—	515	729	676
Consumer	887	588	—	1,475	—
Total	$2,678	$1,140	$3,134	$6,952	$6,906

December 31, 2017
Real estate loans:
Residential real estate:
One- to four-family	$1,537	$664	$1,532	$3,733	$6,890
Home equity lines of credit	195	42	521	758	562
Commercial real estate	98	—	—	98	388
Total real estate loans	1,830	706	2,053	4,589	7,840
Commercial and industrial	5	—	523	528	523
Consumer	887	568	—	1,455	—
Total	$2,722	$1,274	$2,576	$6,572	$8,363

At December 31, 2018 and 2017, the Company did not have any accruing loans past due 90 days or more.

The following tables provide information with respect to the Company’s impaired loans:

	December 31,
	2018			2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
Impaired loans without a valuation allowance:
One- to four-family	$653	$982		$693	$1,007
Multi-family	44	44		59	59
Commercial real estate	784	784		846	846
Commercial and industrial	1,548	1,878		1,539	1,870
Total	3,029	3,688		3,137	3,782
Impaired loans with a valuation allowance:
One- to four-family	537	537	$45	552	552	$51
Multi-family	1,227	1,227	65	1,256	1,256	133
Total	1,764	1,764	110	1,808	1,808	184
Total impaired loans	$4,793	$5,452	$110	$4,945	$5,590	$184

	Years Ended December 31,
	2018			2017			2016
			Interest			Interest			Interest
	Average	Interest	Income	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(In thousands)
One- to four-family	$1,211	$52	$34	$1,522	$89	$71	$1,788	$68	$47
Multi-family	1,292	55	—	1,336	53	—	1,379	55	—
Commercial real estate	815	25	17	2,236	53	31	3,281	80	80
Construction	—	—	—	250	6	6	11,076	31	17
Commercial and industrial	1,613	68	11	1,647	63	—	1,635	84	13
Total impaired loans	$4,931	$200	$62	$6,991	$264	$108	$19,159	$318	$157

At December 31, 2018, additional funds committed to be advanced in connection with impaired construction loans were immaterial.

The following table summarizes TDRs at the dates indicated:

	December 31,
	2018	2017
	(In thousands)
TDRs on accrual status:
One- to four-family	$2,152	$2,125
Multi-family	1,271	1,315
Commercial real estate	8,906	9,200
Commercial and industrial	12	20
Total TDRs on accrual status	12,341	12,660
TDRs on non-accrual status:
One- to four-family	770	1,046
Total TDRs on non-accrual status	770	1,046
Total TDRs	$13,111	$13,706

The Company generally places loans modified as TDRs on non-accrual status for a minimum period of six months. Loans modified as TDRs qualify for return to accrual status once they have demonstrated performance with the modified terms of the loan agreement for a minimum of six months and future payments are reasonably assured. TDRs are initially reported as impaired loans with an allowance established as part of the allocated component of the allowance for loan losses when the discounted cash flows of the impaired loan is lower than the carrying value of that loan. TDRs may be removed from impairment disclosures in the year following the restructure if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. At December 31, 2018 and 2017, the allowance for loan losses included an allocated component related to TDRs of $110,000 and $184,000, respectively. There were no charge-offs related to the TDRs modified during the years ended December 31, 2018 and 2017, respectively.

TDRs that defaulted and became 90 days past due in the first twelve months after restructure were immaterial for the years ended December 31, 2018, 2017 and 2016.

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
•

Loans rated 8:    Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth, generation of cash flows, and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

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

The following tables provide the Company’s risk-rated loans by class:

	December 31,
	2018				2017
	Multi- family			Commercial	Multi- family			Commercial
	residential	Commercial		and	residential	Commercial		and
	real estate	real estate	Construction	industrial	real estate	real estate	Construction	industrial
	(In thousands)
Loans rated 1 - 6	$1,006,295	$2,604,771	$686,948	$587,658	$774,919	$2,045,905	$641,306	$471,793
Loans rated 7	—	16,424	—	10,100	275	17,030	—	6,380
Loans rated 8	4,226	784	—	27,260	4,443	846	—	47,431
Loans rated 9	—	—	—	—	—	—	—	—
Loans rated 10	—	—	—	—	—	—	—	—
Total	$1,010,521	$2,621,979	$686,948	$625,018	$779,637	$2,063,781	$641,306	$525,604

For one- to four-family residential real estate loans, home equity lines of credit and consumer loans, management uses delinquency reports as the key credit quality indicator.

4.    SERVICING

Residential real estate loans serviced for others by the Company are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans amounted to $117.5 million, $133.9 million and $107.8 million at December 31, 2018, 2017 and 2016, respectively.

Included in these loans serviced for others at December 31, 2018, 2017 and 2016 is $38.1 million, $43.0 million and $47.2 million, respectively, of loans serviced for the Federal Home Loan Bank of Boston with a recourse provision whereby the Company may be obligated to participate in potential losses on a limited basis when a realized loss on a foreclosure occurs. Losses are borne in priority order by the borrower, PMI insurance, the Federal Home Loan Bank and the Company. At December 31, 2018, 2017 and 2016, the maximum contingent liability associated with loans sold with recourse is $885,000, $1.0 million and $3.0 million, respectively, which is not recorded in the consolidated financial statements. The Company has never repurchased any loans or incurred any losses under these recourse provisions.

The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates.  Mortgage servicing rights were immaterial for the years ended December 31, 2018, 2017 and 2016.

5.    PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

			Estimated
	December 31,		Useful
	2018	2017	Lives
	(In thousands)
Land and land improvements	$8,472	$8,472	N/A
Buildings	36,878	36,025	40 Years
Leasehold improvements	12,292	9,138	5-20 Years
Equipment	24,258	21,346	3-7 Years
	81,900	74,981
Less accumulated depreciation and amortization	(36,760)	(34,014)
	$45,140	$40,967

Depreciation and amortization expense for the years ended December 31, 2018, 2017 and 2016 amounted to $2.9 million, $3.1 million and $3.0 million, respectively.

Lease Commitments

The Company is obligated under non-cancelable operating lease agreements for banking offices and facilities. These leases have terms with renewal options, the cost of which is not included below. The leases generally provide that real estate taxes, insurance, maintenance and other related costs are to be paid by the Company. At December 31, 2018, future minimum lease payments are as follows:

Years Ending December 31,	Amount
(In thousands)
2019	$2,464
2020	2,398
2021	2,350
2022	2,291
2023	1,953
Thereafter	8,558
$20,014

Total rent expense for all operating leases amounted to $2.2 million, $1.9 million and $1.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

6.    DEPOSITS

A summary of deposit balances, by type, follows:

	December 31,
	2018	2017
	(In thousands)
Non interest-bearing demand deposits	$483,777	$477,428
Interest-bearing demand deposits	1,190,346	1,004,155
Money market deposits	729,174	921,895
Regular savings and other deposits	794,813	333,774
Total non-certificate accounts	3,198,110	2,737,252
Term certificates less than $250,000	1,267,935	999,531
Term certificates $250,000 and greater	418,139	371,078
Total certificate accounts	1,686,074	1,370,609
Total deposits	$4,884,184	$4,107,861

A summary of term certificates, by maturity, follows:

	December 31,
	2018		2017
		Weighted		Weighted
Maturing	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Within 1 year	$1,043,283	1.98%	$600,012	1.23%
Over 1 year to 2 years	485,028	2.18	356,203	1.60
Over 2 years to 3 years	96,591	2.01	290,909	2.05
Over 3 years to 4 years	47,926	2.37	78,461	1.88
Over 4 years to 5 years	13,246	2.21	44,798	2.34
Greater than 5 years	—	—	226	2.13
	$1,686,074	2.05%	$1,370,609	1.57%

The Company had certificates of deposit accounts obtained through a listing service, included in term certificates in the table above, totaling $54.8 million with a weighted average rate of 2.37% and $943,000 with a weighted average rate of 1.28% at December 31, 2018 and 2017, respectively. The company had brokered certificates of deposit, which are included in term certificates in the table above, totaling $413.8 million with a weighted average of 2.20% and $232.7 million with a weighted average of 1.73% at December 31, 2018 and December 31, 2017, respectively.  In addition, the Company had $150.2 million and $100.0 million in non-reciprocal brokered interest-bearing demand deposits at December 31, 2018 and December 31, 2017, respectively. At December 31, 2018 and 2017, the Company also had interest-bearing demand deposits totaling $687.5 million and $569.4 million, respectively, representing reciprocal deposits received from other financial institutions through Authorized Bank Deposit Placement Network Sponsor to facilitate full federal deposit insurance coverage for certain Bank customers.  The “Economic Growth, Regulatory Relief, and Consumer Protection Act” enacted on May 24, 2018, added a limited exception from brokered deposit disclosure for reciprocal deposits. Under the terms of this law our reciprocal deposits were not considered to be brokered at December 31, 2018.

7.    BORROWINGS

At December 31, 2018, short-term borrowings consist of an FHLB advance totaling $50.0 million with a rate of 2.66% and an original maturity of less than one year. The Company had no short term borrowings at December 31, 2017. The Company has an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily and $299,000 of borrowing capacity at the Federal Reserve Bank discount window. No amounts were drawn on the line of credit and no borrowings were outstanding with the Federal Reserve Bank discount window as of December 31, 2018 or December 31, 2017.

Long-term debt consists of FHLB advances as follows:

	December 31,
	2018		2017
		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Fixed rate advances maturing:
2018	$—	—%	$48,000	1.26%
2019	4,160	1.86	6,268	1.66
2020	67,095	2.38	53,551	1.80
2021	25,000	1.70	45,000	1.46
2022	105,625	1.79	105,625	1.79
2023	75,000	2.50	—	—
Thereafter	20,000	1.36	100,000	1.21
	296,880	2.07	358,444	1.51
Variable rate advances maturing:
2021	—	—	35,000	0.82
2022	—	—	100,000	0.43
2023	220,000	1.17	—	—
Thereafter	20,000	1.75	20,000	0.49
	240,000	1.22	155,000	0.53

Total advances	$536,880	1.69%	$513,444	1.22%

At December 31, 2018, advances totaling $395.0 million, with a weighted average rate of 1.54%, are callable by the FHLB prior to maturity, including variable rate advances totaling $240.0 million, with a weighted average rate of 1.22%.

Variable rate advances adjust based on the following:

	2018	2017
	(Dollars in thousands)
Variable rate advances adjusting during the first year:
3 Month Libor less 75bp	$—	$25,000
3 Month Libor less 100bp	45,000	55,000
3 Month Libor less 125bp	25,000	—
3 Month Libor less 130bp	85,000	20,000
3 Month Libor less 200bp	50,000	—
3 Month Libor less 230bp	15,000	—
	220,000	100,000
Variable rate advances adjusting during the first two years :
3 Month Libor less 60bp	—	35,000
3 Month Libor less 100bp	20,000	20,000
	20,000	55,000
Total variable rate advances	$240,000	$155,000

All borrowings from the FHLB are secured by investment securities (see Note 2) and qualified collateral, consisting of a blanket lien on one- to four-family loans and certain multi-family and commercial real estate loans held in the Bank’s portfolio. At December 31, 2018, the Company pledged multi-family and commercial real estate loans with carrying values totaling $312.6 million and $889.5 million, respectively. As of December 31, 2018, the Company had $335.5 million of available borrowing capacity with the FHLB.

8.    INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Current tax provision:
Federal	$12,005	$20,575	$15,989
State	5,639	6,089	4,708
Total current provision	17,644	26,664	20,697
Deferred tax provision (benefit):
Federal	(1,799)	(16)	(2,176)
State	(824)	(219)	(640)
Effect of tax rate change	—	7,058	—
Total deferred provision (benefit)	(2,623)	6,823	(2,816)
Total tax provision	$15,021	$33,487	$17,881

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2018	2017	2016
Statutory federal tax rate	21.0%	35.0%	35.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	5.4	5.0	5.1
Dividends received deduction	(0.1)	(0.3)	(0.7)
Bank-owned life insurance	(0.4)	(1.3)	(0.8)
Tax exempt income	(2.8)	(4.2)	(5.9)
Share-based compensation	(3.2)	(0.6)	0.6
Effect of tax rate change	—	9.2	—
Other, net	1.3	1.0	1.1
Effective tax rates	21.2%	43.8%	34.4%

The components of the net deferred tax asset are as follows:

	December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Federal	$14,725	$12,353
State	6,662	5,795
	21,387	18,148
Deferred tax liabilities
Federal	(2,303)	(2,329)
State	(888)	(575)
	(3,191)	(2,904)
Net deferred tax asset	$18,196	$15,244

The tax effects of each item that give rise to deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$14,963	$12,701
Employee benefit and retirement plans	3,717	3,720
Acquisition accounting	392	1,378
Non-accrual interest	82	82
Other	1,394	259
	20,548	18,140
Deferred tax liabilities
Depreciation and amortization	(752)	(945)
Other	(1,600)	(1,951)
	(2,352)	(2,896)
Net deferred tax asset	$18,196	$15,244

The Company reduces deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is not “more likely than not” that some portion or all of the deferred tax assets will be realized. The Company assesses the realizability of its deferred tax assets by assessing the likelihood of the Company generating federal and state tax income, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse. Based on this assessment, management concluded that a valuation allowance was not required as of December 31, 2018, 2017 and 2016.

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

At December 31, 2018, the Company had a net operating loss carryforward of $2.8 million due to the acquisition of Meetinghouse Bancorp, Inc., which expires in 2036.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2015 through 2018. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2015 are open.

On December 22, 2017, the President signed into law the Tax Act. The Tax Act includes a number of changes in existing law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 35% to 21%, effective on January 1, 2018. As a result of this rate reduction, the Company revalued its net deferred tax asset as of December 22, 2017 resulting in a reduction in the value of the net deferred tax assets of $7.1 million, which was recorded as additional income tax expense in the Company’s consolidated statement of net income in 2017. The Company believes it has developed a reasonable estimate of other provisions of the Act in determining the current year income tax provision.

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

A summary of outstanding loan commitments whose contract amounts represent credit risk is as follows:

	December 31,
	2018	2017
	(In thousands)
Unadvanced portion of existing loans:
Construction	$559,139	$603,557
Home equity lines of credit	56,323	46,352
Other lines and letters of credit	311,842	301,285
Commitments to originate:
One- to four-family	20,226	25,432
Commercial real estate	82,810	116,314
Construction	182,207	81,937
Commercial and industrial	7,460	30,589
Other loans	—	—
Total loan commitments outstanding	$1,220,007	$1,205,466

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

Interest Rate Swaps

The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with commercial business customers to synthetically convert their loans from a variable rate to a fixed rate. The Company pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. Concurrently, the Company enters into an offsetting interest rate swap with a third party financial institution. In the offsetting swap, the Company pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating and probability of default. At December 31, 2018, the bank had no cash pledged for collateral on its interest rate swap with the third party institution. At December 31, 2017, the Company had $1.3 million in cash pledged for collateral on its interest rate swaps with the third party financial institution.

Summary information regarding these derivatives is presented below:

				December 31,
				2018		2017
				Notional	Fair	Notional	Fair
	Maturity	Interest Rate Paid	Interest Rate Received	Amount	Value	Amount	Value
				(Dollars in thousands)
Customer interest rate swap	06/07/32	1 Mo. Libor + 200bp	Fixed (4.40%)	$64,004	$(1,310)	$65,514	$486
Third-party interest rate swap	06/07/32	Fixed (4.40%)	1 Mo. Libor + 200bp	64,004	1,310	65,514	(486)

Customer interest rate swap	10/17/33	1 Mo. Libor + 175bp	Fixed (4.1052%)	$10,458	$471	$10,709	$720
Third-party interest rate swap	10/17/33	Fixed (4.1052%)	1 Mo. Libor + 175bp	10,458	(471)	10,709	(720)

Customer interest rate swap	12/13/26	1 Mo. Libor + 205bp	Fixed (3.82%)	$2,725	$(109)	$2,884	$(78)
Third-party interest rate swap	12/13/26	Fixed (3.82%)	1 Mo. Libor + 205bp	2,725	109	2,884	78

Other Commitments

As of December 31, 2018, the Company has an outstanding commitment of $13.0 million with its core data processing provider through December 2021.

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

10.    EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company has a 401(k) plan to provide retirement benefits for eligible employees. Under this plan, each employee reaching the age of eighteen and having completed at least three months of service in any one twelve-month period, beginning with such employee’s date of employment, can elect to be a participant in the retirement plan. All participants are fully vested upon entering the plan. The Company contributes an amount equal to three percent of an employee’s compensation regardless of the employee’s contributions and makes matching contributions equal to fifty percent of the first eight percent of an employee’s compensation contributed to the Plan. For the years ended December 31, 2018, 2017 and 2016, expense attributable to the plan amounted to $2.2 million, $2.0 million and $1.6 million, respectively.

Supplemental Executive Retirement Benefits — Officers and Directors

The Company has supplemental retirement benefit agreements with certain officers. The present value of the estimated future benefits is accrued over the required service periods. At December 31, 2018 and 2017, the accrued liability for these agreements amounted to $7.1 million and $6.7 million, respectively.

The Company also has an unfunded Supplemental Executive Retirement Plan for certain directors which provides for a defined benefit obligation, based on the director’s final average compensation. At December 31, 2018 and 2017, the accrued liability for the plan amounted to $1.2 and $1.3 million, respectively. No amounts were contributed or paid in the form of benefits for the year ended December 31, 2018.  Both contributions and benefit payments amounted to $259,000 and $411,000 for the years ended December 31, 2017 and 2016, respectively.

Supplemental executive retirement benefits expense for officers and directors amounted to $661,000, $497,000 and $421,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

Share-Based Compensation Plan

On September 17, 2015, stockholders of the Company approved the 2015 Equity Incentive Plan (the “2015 EIP”). The 2015 EIP provides for the award of up to 4,550,000 shares of common stock pursuant to grants of restricted stock awards, incentive stock options and non-qualified stock options; provided, however, that no more than 1,300,000 shares may be issued or delivered pursuant to restricted stock awards and no more than 3,250,000 shares may be issued or delivered in the aggregate pursuant to the exercise of stock options. Pursuant to terms of the 2015 EIP, the Board of Directors has granted restricted stock and stock options to employees and directors. All of the awards granted to date vest evenly over a five year period from the date of the grant and the maximum term of each option is ten years. As of December 31, 2018, there were 448,900 restricted stock awards and 1,204,969 stock options that remain available for future grants.

The Company also maintains the 2008 Equity Incentive Plan (the “2008 EIP”). The 2008 EIP provides for the award of up to 3,547,732 shares of common stock pursuant to grants of restricted stock awards, incentive stock options, non-qualified stock options and stock appreciation rights (“SARs”); provided, however, that no more than 1,013,638 shares may be issued or delivered pursuant to restricted stock awards and no more than 2,534,094 shares may be issued or delivered in the aggregate pursuant to the exercise of stock options or SARs. The Board of Directors has granted restricted shares and stock options to employees and directors pursuant to the terms of the 2008 EIP. The options may be treated as stock appreciation rights that are settled in stock at the option of the vested participant. All of the awards granted to date vest evenly over a five year period from the date of the grant and the maximum term of each option is ten years. As of December 31, 2018, there were no restricted stock awards and stock options that remain available for future grants.

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

The Company utilizes historical experience when determining the expected term of the options granted. The weighted-average assumptions used and fair value for options granted during the years ended December 31, 2018 and 2017 respectively are as follows:

	2018	2017
Expected term (years)	6.67	5.61
Expected dividend yield	1.04%	0.94%
Expected volatility	20.79%	24.65%
Risk-free interest rate	2.82%	1.93%
Weighted average fair value of options granted	$4.69	$4.25

Expected forfeiture rate for expense recognition	6.02%	6.02%

The aggregate grant date fair value of options granted in 2018 and 2017 was $224,000 and $3.0 million, respectively. There were no options granted during the year ended December 31, 2016.

A summary of options and SARs under the plans as of December 31, 2018, and activity during the year then ended, is presented below:

			Weighted -
			Average
		Weighted -	Remaining
	Number of	Average	Contractual Life
	Shares	Exercise Price	(in years)
Options outstanding at beginning of year	3,829,687	$10.43	5.45
Options granted	47,755	19.30
Options exercised	(163,370)	4.04
SARs exercised	(953,930)	3.96
Forfeited	(38,270)	16.20
Options outstanding at end of year	2,721,872	13.16	6.28
Options exercisable at end of year	1,553,331	11.04	5.18

The aggregate intrinsic value, which fluctuates based on changes in the fair market value of the Company’s stock, is $5.7 million and $5.6 million for all outstanding and exercisable options, respectively, at December 31, 2018, based on a closing stock price of $14.32. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2018 and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2018. The total pre-tax intrinsic value for options exercised was $4.9 million, $3.0 million and $954,000 for the years ended December 31, 2018, 2017 and 2016, respectively. The total pre-tax intrinsic value for options exercised represents the difference between the weighted-average closing market stock price on the exercise date and the weighted-average exercise price, multiplied by the number of options exercised during the year. Shares for the exercise of stock options are expected to come from the Company’s authorized and unissued shares.

The following table summarizes the Company’s restricted stock activity for the year ended December 31, 2018:

		Weighted -
		Average
	Number of	Grant - Date
	Shares	Fair Value
Non-vested restricted stock at beginning of year	686,813	$15.34
Granted	18,300	19.30
Vested	(204,181)	14.33
Forfeited	(14,410)	16.17
Non-vested restricted stock at end of year	486,522	15.89

The total fair value of restricted shares vested in 2018 was $3.6 million.

For the year’s ended December 31, 2018, 2017 and 2016, share-based compensation expense under the plans and the related tax benefit totaled $4.5 million and $458,000, $3.8 million and $926,000, and $3.3 million and $1.1 million, respectively.

As of December 31, 2018, there was $11.2 million of total unrecognized compensation expense related to non-vested options and restricted shares granted under the plan. This cost is expected to be recognized over a weighted-average period of 2.8 years.

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

At December 31, 2018, the remaining principal balance on the ESOP debt is payable as follows:

Year Ending December 31,	Amount
(In thousands)
2019	$711
2020	734
2021	758
2022	783
2023	808
Thereafter	15,805
$19,599

Shares held by the ESOP are as follows:

	December 31,
	2018	2017
	(In thousands)
Allocated	1,095	973
Committed to be allocated	122	122
Unallocated	2,435	2,557
Paid out to participants	(191)	(137)
	3,461	3,515

The fair value of the unallocated shares was $34.9 million and $52.7 million at December 31, 2018 and 2017, respectively. Total compensation expense recognized in connection with the ESOP for the years ended December 31, 2018, 2017 and 2016 was $2.3 million, $2.2 million and $1.8 million, respectively.

Bank-Owned Life Insurance

The Company is the sole owner of life insurance policies pertaining to certain employees. The Company has entered into agreements with these employees whereby the Company will pay to the employees’ estate or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policies. These post-retirement benefits are accrued over the expected service period of the employees. Expense associated with this post-retirement benefit for the years ended December 31, 2018, 2017 and 2016 amounted to $495,000, $400,000 and $543,000, respectively. The recorded liability for these agreements was $6.9 million, $6.4 million and $6.0 million at December 31, 2018, 2017 and 2016, respectively.

Incentive Compensation Plan

Eligible officers and employees of the Company participate in an incentive compensation plan which is based on various factors as set forth by the Executive Committee. Incentive compensation plan expense for the years ended December 31, 2018, 2017 and 2016 amounted to $5.7 million, $5.6 million and $4.9 million, respectively.

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

Federal banking regulations include minimum capital requirements as set forth in the following table. Additionally, community banking institutions must maintain a capital conservation buffer of Total, Tier 1 and common equity Tier 1 capital in an amount greater than 2.5% of total to risk-weighted assets to avoid being subject to limitations on capital distributions, including dividend payments and stock repurchases, and discretionary bonuses. The capital conservation buffer is being phased in over three years, beginning on January 1, 2016 and will be fully phased in on January 1, 2019. The required minimum conservation buffer is 1.875% as of December 31, 2018, and increased to 2.5% on January 1, 2019. At December 31, 2018, the capital conservation buffer was 3.94% for the Company and 2.60% for the Bank. Also, certain new deductions from and adjustments to regulatory capital are being phased in over several years. Management believes that the Company’s capital levels will remain characterized as “well-capitalized” and the capital conservation buffer will be maintained above 2.5% throughout the phase in periods.

The Company’s and the Bank’s actual capital amounts and ratios follow:

			Minimum		Minimum To Be Well
			Capital		Capitalized Under Prompt
	Actual		Requirement		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2018
Total Capital (to Risk Weighted Assets):
Company	$705,202	11.9%	$472,374	8.0%	N/A	N/A
Bank	625,403	10.6	472,027	8.0	$590,034	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Company	651,971	11.0	354,280	6.0	N/A	N/A
Bank	572,172	9.7	354,020	6.0	472,027	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	651,971	11.0	265,710	4.5	N/A	N/A
Bank	572,172	9.7	265,515	4.5	383,522	6.5
Tier 1 Capital (to Average Assets):
Company	651,971	11.0	236,979	4.0	N/A	N/A
Bank	572,172	9.7	235,627	4.0	294,534	5.0

December 31, 2017
Total Capital (to Risk Weighted Assets):
Company	$669,536	13.6%	$393,875	8.0%	N/A	N/A
Bank	555,737	11.3	392,729	8.0	$490,911	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Company	624,039	12.7	295,406	6.0	N/A	N/A
Bank	510,240	10.4	294,546	6.0	392,729	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	624,039	12.7	221,554	4.5	N/A	N/A
Bank	210,240	10.4	220,910	4.5	319,092	6.5
Tier 1 Capital (to Average Assets):
Company	624,039	12.1	206,293	4.0	N/A	N/A
Bank	510,240	10.1	202,224	4.0	252,780	5.0

A reconciliation of the Company’s and Bank’s stockholders’ equity to total regulatory capital follows:

	December 31,
	2018		2017
	Consolidated	Bank	Consolidated	Bank
	(In thousands)
Total stockholders' equity per financial statements	$674,654	$594,855	$646,399	$532,600
Adjustments to Tier 1 and Common Equity Tier 1 capital:
Accumulated other comprehensive income	348	348	(128)	(128)
Goodwill disallowed	(20,378)	(20,378)	(19,638)	(19,638)
Core deposit intangible	(2,653)	(2,653)	(2,594)	(2,594)
Total Tier 1 and Common Equity Tier 1 capital	651,971	572,172	624,039	510,240
Adjustments to total capital:
Allowance for loan losses	53,231	53,231	45,185	45,185
45% of net unrealized gains on marketable equity securities	—	—	312	312
Total regulatory capital	$705,202	$625,403	$669,536	$555,737

Liquidation Account

At the time of the minority stock offering, which was completed on January 22, 2008, the Company established a liquidation account totaling $114.2 million. The liquidation account is equal to the net worth of the Company as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the minority stock offering. In addition, the Company also established a secondary liquidation account totaling $150.2 million in connection with the second-step offering that was completed on July 28, 2014. This liquidation account is equal to Meridian Financial Services, Incorporated’s ownership interest in Old Meridian’s total stockholders’ equity as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection second-step stock offering plus the value of the net assets of Meridian Financial Services, Incorporated as of the date of the latest statement of financial condition of Meridian Financial Services, Incorporated prior to the consummation of the conversion (excluding its ownership of Old Meridian). The liquidation accounts are maintained for the benefit of the eligible account holders and supplemental eligible account holders who maintain their accounts at the Bank after the offerings. The liquidation accounts are reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an account holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts held then. At December 31, 2018, the minority stock offering and second-step offering liquidation accounts amounted to $13.2 million and $55.4 million, respectively.

Other Capital Restrictions

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount for dividends which may be paid in any calendar year cannot exceed the Bank’s net income for the current year, plus the Bank’s net income retained for the two previous years, without regulatory approval. At December 31, 2018, the Bank’s retained earnings available for the payment of dividends was $132.8 million. Loans or advances are limited to 10% of the Bank’s capital stock and surplus on a secured basis. Funds available for loans or advances by the Bank to the Company amounted to $59.5 million. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Stock Repurchases and Dividends

The Company may use capital management tools such as cash dividends and common share repurchases. The Company is subject to the Federal Reserve Board’s notice provisions for stock repurchases. In August 2015, the Company received regulatory approval from the Massachusetts Commissioner of Banks and a non-objection from the Federal Reserve Bank to adopt a stock repurchase program for up to 5% of its common stock. In November 2018, the plan was amended to increase the stock repurchase program by up to 636,287 shares, or approximately 1.2% of its outstanding common stock. As of December 31, 2018, the Company had repurchased 3,269,345 shares of its stock at an average price of $14.87 per share, or 96.9% of the 3,373,621 shares authorized for repurchase under the Company’s repurchase program. For the year ended December 31, 2018, the Company’s Board of Directors declared three quarterly cash dividends of $0.05 per common share on March 1, 2018, June 1, 2018, August 29, 2018 and one quarterly cash dividend of $0.07 per common share on November 27, 2018.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized as follows.

	December 31, 2018
				Total Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
Assets:
Debt securities	$—	$17,159	$—	$17,159
Marketable equity securities	13,437	—	—	13,437
Loan level interest rate swaps	—	—	1,890	1,890
Total assets	$13,437	$17,159	$1,890	$32,486
Liabilities:
Loan level interest rate swaps	—	—	1,890	1,890
Total liabilities	$—	$—	$1,890	$1,890

	December 31, 2017
				Total Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
Assets:
Debt securities	$—	$20,589	$—	$20,589
Marketable equity securities	17,775	—	—	17,775
Loan level interest rate swaps	—	—	1,284	1,284
Total assets	$17,775	$20,589	$1,284	$39,648
Liabilities:
Loan level interest rate swaps	—	—	1,284	1,284
Total liabilities	$—	$—	$1,284	$1,284

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or market accounting or write-downs of individual assets.

Certain impaired loans were adjusted to fair value, less cost to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for loan losses. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. Impaired loans measured at fair value at December 31, 2018 and December 31, 2017 were $2.1 million and $1.9 million, respectively. The related gains and losses were immaterial for the years ended December 31, 2018 and 2017.

Summary of Fair Values of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

	December 31, 2018
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and due from banks	$371,995	$371,995	$—	$—	$371,995
Certificates of deposit	5,247	—	5,303	—	5,303
Securities available for sale, at fair value	17,159	—	17,159	—	17,159
Marketable equity securities, at fair value	13,437	13,437	—	—	13,437
Federal Home Loan Bank stock	29,187	—	—	29,187	29,187
Loans and loans held for sale, net	5,593,812	—	—	5,489,521	5,489,521
Accrued interest receivable	14,267	—	—	14,267	14,267
Loan level interest rate swaps	1,890	—	—	1,890	1,890
Financial liabilities:
Deposits	4,884,184	—	—	4,714,313	4,714,313
Borrowings	586,880	—	582,861	—	582,861
Accrued interest payable	3,388	—	—	3,388	3,388
Loan level interest rate swaps	1,890	—	—	1,890	1,890

	December 31, 2017
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and due from banks	$402,687	$402,687	$—	$—	$402,687
Certificates of deposit	69,326	—	69,615	—	69,615
Securities available for sale	38,364	17,775	20,589	—	38,364
Federal Home Loan Bank stock	24,947	—	—	24,947	24,947
Loans and loans held for sale, net	4,626,570	—	—	4,590,543	4,590,543
Accrued interest receivable	12,902	—	—	12,902	12,902
Loan level interest rate swaps	1,284	—	—	1,284	1,284
Financial liabilities:
Deposits	4,107,861	—	—	3,995,215	3,995,215
Borrowings	513,444	—	508,411	—	508,411
Accrued interest payable	2,025	—	—	2,025	2,025
Loan level interest rate swaps	1,284	—	—	1,284	1,284

13.    CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Meridian Bancorp, Inc. is as follows:

	December 31,
	2018	2017
	(In thousands)
BALANCE SHEETS
Assets
Cash and cash equivalents from bank subsidiary	$58,643	$23,072
Certificates of deposit	5,000	67,843
Marketable equity securities, at fair value	10	10
Investment in bank subsidiary	594,855	532,600
ESOP loan receivable	19,599	20,287
Other assets	2,785	3,316
Total assets	$680,892	$647,128
Liabilities and Stockholders' Equity
Accrued expenses and other liabilities	$6,238	$729
Stockholders' equity	674,654	646,399
Total liabilities and stockholders' equity	$680,892	$647,128

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
STATEMENTS OF INCOME
Income:
Interest on ESOP loan	$659	$681	$702
Interest on certificates of deposit	512	814	495
Interest and dividend income on securities	—	46	184
Other interest and dividend income	34	—	4
Gain on sale of securities, net	—	1	182
Total income	1,205	1,542	1,567
Expenses:
Merger and acquisition	—	484	—
Other general and administrative	1,347	1,144	1,174
Total operating expenses	1,347	1,628	1,174
Income (loss) before income taxes and equity in undistributed earnings of subsidiary	(142)	(86)	393
Applicable income tax provision (benefit)	(40)	(35)	160
Income (loss) before equity in undistributed earnings of subsidiary	(102)	(51)	233
Equity in undistributed earnings of subsidiary	55,873	42,996	33,957
Net income	$55,771	$42,945	$34,190

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
Net income	$55,771	$42,945	$34,190
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed earnings of subsidiaries	(55,873)	(42,996)	(33,957)
Net accretion of securities available for sale	—	4	—
Gain on sales of securities, net	—	(1)	(182)
Share-based compensation expense	444	379	319
Decrease (increase) in other assets	531	(582)	232
Increase (decrease) in other liabilities	4,518	(4,469)	550
Net cash provided (used) by operating activities	5,391	(4,720)	1,152
Cash flows from investing activities:
Purchases of certificates of deposit	(5,000)	(22,650)	(80,423)
Maturities of certificates of deposit	67,843	35,130	99,162
Activity in securities available for sale:
Redemption (purchase) of mutual funds, net	—	(8)	123
Proceeds from sales	—	—	782
Proceeds from maturities	—	5,000	25,000
Purchases	—	—	(600)
Cash paid as purchase price of acquisition	—	(17,805)	—
Principal payments on ESOP loan receivable	688	667	646
Net cash provided by investing activities	63,531	334	44,690
Cash flows from financing activities:
Cash dividends paid on common stock	(10,298)	(7,656)	(6,148)
Repurchase of common stock	(20,395)	—	(18,799)
Income taxes paid in connection with shares withheld on vested restricted stock	(17)	—	—
Stock options exercised, net of cash paid on connection with income taxes	(2,641)	501	205
Net cash used by financing activities	(33,351)	(7,155)	(24,742)
Net change in cash and cash equivalents	35,571	(11,541)	21,100
Cash and cash equivalents at beginning of year	23,072	34,613	13,513
Cash and cash equivalents at end of year	$58,643	$23,072	$34,613

14.    SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (Unaudited)

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

	Years Ended December 31,
	2018				2017
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except per share amounts)
Interest and dividend income	$61,712	$58,114	$55,847	$51,999	$50,873	$47,970	$44,509	$41,752
Interest expense	19,539	16,747	14,800	12,151	11,544	9,916	9,053	8,399
Net interest income	42,173	41,367	41,047	39,848	39,329	38,054	35,456	33,353
Provision for loan losses (1)	3,563	226	1,870	2,189	(715)	2,458	1,497	1,619
Net interest income, after provision for loan losses	38,610	41,141	39,177	37,659	40,044	35,596	33,959	31,734
Non-interest income (2)	135	3,677	2,858	2,333	8,709	5,253	5,030	4,072
Non-interest expenses (3)	23,637	23,007	23,465	24,689	23,869	20,814	21,405	21,877
Income before income taxes	15,108	21,811	18,570	15,303	24,884	20,035	17,584	13,929
Provision for income taxes (4)	2,750	4,454	4,508	3,309	15,863	6,702	6,237	4,685
Net income	$12,358	$17,357	$14,062	$11,994	$9,021	$13,333	$11,347	$9,244
Earnings per share:
Basic	$0.24	$0.34	$0.27	$0.23	$0.18	$0.26	$0.22	$0.18
Diluted	$0.24	$0.33	$0.27	$0.23	$0.17	$0.25	$0.22	$0.18
Weighted average shares:
Basic	51,530,878	51,492,448	51,437,726	51,531,835	51,425,793	51,229,203	51,003,967	50,949,634
Diluted	51,955,139	52,732,340	52,867,787	53,083,815	53,026,141	52,672,962	52,422,486	52,526,737

(1)

For the fourth quarter of 2018, the provision for loan losses reflected higher expense primarily due to loan portfolio growth in the commercial loan categories during the quarter. The provision for loan losses for the third quarter of 2018 and the fourth quarter of 2017 reflected lower expense primarily due to improvements in several asset quality factors and reduced levels of loan portfolio growth in the commercial loan categories during the quarters.

(2)	Non-interest income fluctuates each quarter primarily due to gains and losses on securities available for sale and gains and losses on marketable equity securities.
(3)	Non-interest expenses reflect $1.8 million in merger and acquisition expenses in the fourth quarter of 2017.
(4)	The provision for income taxes for the fourth quarter of 2017 reflects the revaluation of the Company’s net deferred tax asset as a result of the enactment of the Tax Cuts and Jobs Act.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The information in the Company’s definitive Proxy Statement, prepared for the 2019 Annual Meeting of Shareholders, which contains information concerning directors of the Company under the captions “Election of Directors” and “Information About the Board of Directors”; information concerning executive officers of the Company under the caption “Information About the Executive Officers”; information concerning the code of ethics, the audit committee and its composition and the audit committee financial expert under the caption “Corporate Governance;” and information concerning Section 16(a) compliance under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference or will be filed by an amendment to this Annual Report.

A copy of the Company’s Code of Ethics and Business Conduct is available to stockholders on the Corporate Governance portion of the Investors Relations section on the Bank’s website at www.ebsb.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information in the Company’s definitive Proxy Statement, prepared for the 2019 Annual Meeting of Shareholders, which contains information concerning this item, under the captions “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation,” is incorporated herein by reference or will be filed by an amendment to this Annual Report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Company’s definitive Proxy Statement, prepared for the 2019 Annual Meeting of Shareholders, which contains information concerning this item, under the caption “Stock Ownership” is incorporated herein by reference or will be filed by an amendment to this Annual Report.

Equity Compensation Plan Information

The following table provides information as of December 31, 2018, regarding shares outstanding and available for issuance under the Company’s equity compensation plan. Additional information regarding stock-based compensation is presented in Note 10, “Employee Benefit Plans” of the Notes to Consolidated Financial Statements within Part II, Item 8, “Financial Statements and Supplementary Data.” Other than our employee stock ownership plan, there are no equity compensation plans not approved by security holders.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	2,721,872	$13.16	1,653,869
Equity compensation plans not approved by security holders	—	—	—
Total	2,721,872	$13.16	1,653,869

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The “Transactions with Certain Related Persons” and information concerning directors independence of the Company under the caption “Election 1 – Election of Directors” section of the 2019 Proxy Statement is incorporated herein by reference or filed by an amendment to this Annual Report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the 2019 Proxy Statement is incorporated herein by reference or filed by an amendment to this Annual Report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Form 10-K.

(A)	Reports of Independent Registered Public Accounting Firm
(B)	Consolidated Balance Sheets — at December 31, 2018 and 2017
(C)	Consolidated Statements of Net Income — Years ended December 31, 2018, 2017 and 2016
(D)	Consolidated Statements of Comprehensive Income — Years ended December 31, 2018, 2017 and 2016
(E)	Consolidated Statements of Changes in Stockholders’ Equity — Years ended December 31, 2018, 2017 and 2016
(F)	Consolidated Statements of Cash Flows — Years ended December 31, 2018, 2017 and 2016
(G)	Notes to Consolidated Financial Statements.

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

10.21	Amendment Number One to Meridian Bancorp, Inc. 2008 Equity Incentive Plan dated August 15, 2018 filed as an exhibit to Form 10-Q filed on November 9, 2018

21	Subsidiaries of Registrant filed as an exhibit to Form 10-Q filed on November 10, 2014

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

MERIDIAN BANCORP, INC. (Registrant)

Date: March 1, 2019	By:	/s/ Richard J. Gavegnano
Richard J. Gavegnano Chairman, President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard J. Gavegnano Richard J. Gavegnano	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2019

/s/ Mark L. Abbate Mark L. Abbate	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2019

/s/ Cynthia C. Carney Cynthia C. Carney	Director	March 1, 2019

/s/ Marilyn A. Censullo Marilyn A. Censullo	Director	March 1, 2019

/s/ Russell L. Chin Russell L. Chin	Director	March 1, 2019

/s/ Anna R. DiMaria Anna R. DiMaria	Director	March 1, 2019

/s/ Domenic A. Gambardella Domenic A. Gambardella	Director	March 1, 2019

/s/ Thomas J. Gunning Thomas J. Gunning	Director	March 1, 2019

/s/ Carl A. LaGreca Carl A. LaGreca	Director	March 1, 2019

/s/ Edward J. Merritt Edward J. Merritt	Director	March 1, 2019

Joyce A. Murphy	Director

/s/ Gregory F. Natalucci Gregory F. Natalucci	Director	March 1, 2019

/s/ Peter Scolaro Peter Scolaro	Director	March 1, 2019