Form 10-Q
period 2019-03-31
Meridian Bancorp, Inc.
filed 2019-05-10
CIK 1600125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No    ☒

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	EBSB	The NASDAQ Stock Market, LLC

As of May 1, 2019, there were 53,542,364 outstanding shares of the Registrant’s common stock.

MERIDIAN BANCORP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
ASSETS
Cash and due from banks	$344,259	$371,995
Certificates of deposit	5,247	5,247
Securities available for sale, at fair value	16,890	17,159
Marketable equity securities, at fair value	14,763	13,437
Federal Home Loan Bank stock, at cost	26,377	29,187
Loans held for sale	989	409
Loans, net of deferred fees and costs	5,762,009	5,646,634
Less: allowance for loan losses	(53,997)	(53,231)
Loans, net	5,708,012	5,593,403
Bank-owned life insurance	41,015	40,734
Premises and equipment, net	62,279	45,140
Accrued interest receivable	14,979	14,267
Deferred tax asset, net	18,210	18,196
Goodwill	20,378	20,378
Core deposit intangible	2,517	2,653
Other assets	5,441	6,478
Total assets	$6,281,356	$6,178,683
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non interest-bearing	$499,536	$483,777
Interest-bearing	4,523,474	4,400,407
Total deposits	5,023,010	4,884,184
Short-term borrowings	—	50,000
Long-term debt	525,985	536,880
Accrued expenses and other liabilities	45,973	32,965
Total liabilities	5,594,968	5,504,029
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 53,542,646 and 53,541,429 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	535	535
Additional paid-in capital	378,410	378,583
Retained earnings	325,023	313,521
Accumulated other comprehensive loss	(164)	(348)
Unearned compensation - ESOP, 2,404,831 and 2,435,272 shares at March 31, 2019 and December 31, 2018, respectively	(17,416)	(17,637)
Total stockholders' equity	686,388	674,654
Total liabilities and stockholders' equity	$6,281,356	$6,178,683

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$61,641	$49,985
Interest on debt securities:
Taxable	110	126
Tax-exempt	13	15
Dividends on equity securities	105	148
Interest on certificates of deposit	27	203
Other interest and dividend income	2,577	1,522
Total interest and dividend income	64,473	51,999
Interest expense:
Interest on deposits	19,151	10,509
Interest on short-term borrowings	295	—
Interest on borrowings	2,430	1,642
Total interest expense	21,876	12,151
Net interest income	42,597	39,848
Provision for loan losses	843	2,189
Net interest income, after provision for loan losses	41,754	37,659
Non-interest income:
Customer service fees	2,097	2,170
Loan fees	77	295
Mortgage banking gains, net	40	133
Gain (loss) on marketable equity securities, net	1,326	(537)
Income from bank-owned life insurance	281	272
Other income	7	—
Total non-interest income	3,828	2,333
Non-interest expenses:
Salaries and employee benefits	15,632	15,394
Occupancy and equipment	3,596	3,539
Data processing	1,970	1,683
Marketing and advertising	1,162	967
Professional services	860	965
Deposit insurance	1,012	797
Merger and acquisition	—	74
Other general and administrative	1,564	1,270
Total non-interest expenses	25,796	24,689
Income before income taxes	19,786	15,303
Provision for income taxes	4,715	3,309
Net income	$15,071	$11,994
Earnings per share:
Basic	$0.29	$0.23
Diluted	$0.29	$0.23
Weighted average shares outstanding:
Basic	51,120,599	51,531,835
Diluted	51,467,917	53,083,815

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net income	$15,071	$11,994
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available for sale	256	(381)
Tax effect	(72)	136
Total other comprehensive income (loss)	184	(245)
Comprehensive income	$15,255	$11,749

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation - ESOP	Total
	(Dollars in thousands)
Three Months Ended March 31, 2019
Balance at December 31, 2018	53,541,429	$535	$378,583	$313,521	$(348)	$(17,637)	$674,654
Comprehensive income (loss)	—	—	—	15,071	184	—	15,255
Dividends declared ($0.07 per share)	—	—	—	(3,569)	—	—	(3,569)
Repurchased stock related to buyback program	(104,177)	(1)	(1,646)	—	—	—	(1,647)
ESOP shares committed to be allocated (30,441 shares)	—	—	258	—	—	221	479
Share-based compensation expense - restricted stock, net of awards forfeited	(455)	—	681	—	—	—	681
Share-based compensation expense - stock options, net of awards forfeited	—	—	407	—	—	—	407
Shares surrendered related to tax withholdings on stock options exercised	(4,458)	—	(71)	—	—	—	(71)
Stock options exercised	110,307	1	198	—	—	—	199
Balance at March 31, 2019	53,542,646	$535	$378,410	$325,023	$(164)	$(17,416)	$686,388

Three Months Ended March 31, 2018
Balance at December 31, 2017	54,039,316	$540	$395,716	$268,533	$128	$(18,518)	$646,399
Cumulative effect of adopting Accounting Standards Update 2016-01	—	—	—	499	(499)	—	—
Comprehensive income	—	—	—	11,994	(245)	—	11,749
Dividends declared ($0.05 per share)	—	—	—	(2,576)	—	—	(2,576)
Repurchased stock related to buyback program	(100,000)	(1)	(1,995)	—	—	—	(1,996)
ESOP shares committed to be allocated (30,441 shares)	—	—	405	—	—	220	625
Share-based compensation expense - restricted stock, net of awards forfeited	(3,190)	—	716	—	—	—	716
Share-based compensation expense - stock options, net of awards forfeited	—	—	415	—	—	—	415
Stock options exercised	132,748	1	274	—	—	—	275
Balance at March 31, 2018	54,068,874	$540	$395,531	$278,450	$(616)	$(18,298)	$655,607

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$15,071	$11,994
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of acquisition fair value adjustments	29	(21)
Amortization of core deposit intangible	136	147
ESOP shares expense	479	625
Provision for loan losses	843	2,189
Accretion of net deferred loan origination fees	(454)	(316)
Net amortization of securities available for sale	—	13
Depreciation and amortization expense	765	776
(Gain) loss on marketable equity securities, net	(1,326)	537
Deferred income tax benefit	(86)	(357)
Income from bank-owned life insurance	(281)	(272)
Share-based compensation expense	1,088	1,131
Net changes in:
Loans held for sale	(580)	2,636
Accrued interest receivable	(712)	621
Other assets	1,037	1,086
Accrued expenses and other liabilities	(1,885)	1,403
Net cash provided by operating activities	14,124	22,192
Cash flows from investing activities:
Purchases of certificates of deposit	—	(5,000)
Maturities of certificates of deposit	—	30,193
Activity in securities, at fair value:
Proceeds from maturities, calls and principal payments	512	689
Proceeds from sales	—	3,010
Purchases	—	(495)
Loans originated, net of principal payments received	(115,019)	(279,416)
Purchases of premises and equipment	(3,018)	(1,203)
Purchase of Federal Home Loan Bank stock	—	(2,625)
Redemption of Federal Home Loan Bank stock	2,810	—
Net cash used in investing activities	(114,715)	(254,847)
Cash flows from financing activities:
Net increase in deposits	138,831	81,518
Net change in borrowings with maturities less than three months	(50,000)	—
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	—	120,000
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(10,895)	(50,883)
Cash dividends paid on common stock	(3,562)	(2,574)
Stock options exercised, net of cash paid in connection with income taxes	128	275
Repurchase of common stock	(1,647)	(1,996)
Net cash provided by financing activities	72,855	146,340
Net change in cash and cash equivalents	(27,736)	(86,315)
Cash and cash equivalents at beginning of period	371,995	402,687
Cash and cash equivalents at end of period	$344,259	$316,372
Supplemental cash flow information:
Interest paid on deposits	$18,822	$10,445
Interest paid on borrowings	2,652	1,565
Income taxes paid, net of refunds	2,560	—

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission (“SEC”) on March 1, 2019, and is available through the SEC’s website at www.sec.gov.

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Adopted During the Period

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842). This update is intended to improve financial reporting about leasing transactions and the key provision impacting the Company is the requirement for a lessee to record a right-to-use asset and liability representing the obligation to make lease payments for long-term operating leases. ASU 2016-02 became effective for the Company on January 1, 2019. The Company recorded a $14.9 million right-to-use lease asset and an obligation to make payment liability, representing the present value of future minimum lease payments, in premises and equipment, net and accrued expenses and other liabilities, respectively.

To be Adopted in Future Periods

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

Basic and diluted earnings per share have been computed based on the following:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands, except per share amounts)
Net income available to common stockholders	$15,071	$11,994
Basic weighted average shares outstanding	51,120,599	51,531,835
Effect of dilutive stock options	347,318	1,551,980
Diluted weighted average shares outstanding	51,467,917	53,083,815
Earnings per share:
Basic	$0.29	$0.23
Diluted	$0.29	$0.23

For the three months ended March 31, 2019 and 2018, respectively, options for the exercise of 140,527 and 33,356 shares were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. An anti-dilutive option exists when the average stock price for the period is less than the exercise price of the option.

4. SECURITIES

Securities Available for Sale

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
March 31, 2019
Debt securities:
Government-sponsored enterprises	$1,870	$10	$(10)	$1,870
Municipal bonds	2,092	11	(10)	2,093
Residential mortgage-backed securities:
Government-sponsored enterprises	12,232	117	(135)	12,214
Private label	632	83	(2)	713
Total securities available for sale	$16,826	$221	$(157)	$16,890
December 31, 2018
Debt securities:
Government-sponsored enterprises	$1,869	$5	$(42)	$1,832
Municipal bonds	2,094	—	(63)	2,031
Residential mortgage-backed securities:
Government-sponsored enterprises	12,749	85	(249)	12,585
Private label	639	76	(4)	711
Total debt securities	$17,351	$166	$(358)	$17,159

At March 31, 2019, debt securities with a fair value of $2.4 million and $297,000 were pledged as collateral for Federal Home Loan Bank of Boston (“FHLB”) borrowings and for the Federal Reserve Bank discount window borrowings, respectively.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2019 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	After One Year
	Through Five Years		After Five Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Government-sponsored enterprises	$—	$—	$1,870	$1,870	$1,870	$1,870
Municipal bonds	279	281	1,813	1,812	2,092	2,093
Residential mortgage-backed securities:
Government-sponsored enterprises	598	593	11,634	11,621	12,232	12,214
Private label	—	—	632	713	632	713
Total	$877	$874	$15,949	$16,016	$16,826	$16,890

Information pertaining to securities available for sale as of March 31, 2019 and December 31, 2018, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
March 31, 2019
Debt securities:
Government-sponsored enterprises	$10	$997	$—	$—
Municipal bonds	—	—	10	788
Residential mortgage-backed securities:
Government-sponsored enterprises	133	6,460	2	157
Private label	2	160	—	—
Total temporarily impaired securities	$145	$7,617	$12	$945

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
December 31, 2018
Debt securities:
Government-sponsored enterprises	$42	$1,832	$—	$—
Municipal bonds	28	1,267	35	764
Residential mortgage-backed securities:
Government-sponsored enterprises	247	8,479	$2	$159
Private label	4	163	—	—
Total temporarily impaired securities	$321	$11,741	$37	$923

The Company determined no debt securities were other-than-temporarily impaired for the three months ended March 31, 2019 and 2018. Management evaluates debt securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.

Marketable Equity Securities

Marketable equity securities consist of common stocks and money market mutual funds. The Company held equity securities with an aggregate fair value of $14.8 million and $13.4 million at March 31, 2019 and December 31, 2018, respectively.

The following is a summary of unrealized and realized gains and losses recognized in net income on marketable equity securities during the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(In thousands)
Net realized gains on marketable equity securities sold during the period	$—	$154
Net unrealized gains (losses) recognized during the reporting period on marketable equity securities still held at the reporting date	1,326	(691)
Net gains (losses) recognized during the period on marketable equity securities	$1,326	$(537)

5. LOANS

A summary of loans follows:

	March 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$660,551	11.5%	$647,367	11.4%
Home equity lines of credit	50,960	0.9	50,087	0.9
Multi-family	1,036,331	18.0	1,010,521	17.9
Commercial real estate	2,660,916	46.1	2,621,979	46.4
Construction	726,061	12.5	686,948	12.1
Total real estate loans	5,134,819	89.0	5,016,902	88.7
Commercial and industrial	622,431	10.8	625,018	11.1
Consumer	11,095	0.2	10,953	0.2
Total loans	5,768,345	100.0%	5,652,873	100.0%
Allowance for loan losses	(53,997)		(53,231)
Net deferred loan origination fees	(6,336)		(6,239)
Loans, net	$5,708,012		$5,593,403

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At March 31, 2019 and December 31, 2018, the Company was servicing loans for participants aggregating $201.1 million and $197.9 million, respectively.

At March 31, 2019, multi-family and commercial real estate loans with carrying values totaling $307.2 million and $885.7 million, respectively, were pledged as collateral for FHLB borrowings.

An analysis of the allowance for loan losses and related information follows:

	Three Months Ended March 31, 2019
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at December 31, 2018	$1,033	$8,240	$70	$27,785	$9,755	$6,236	$112	$53,231
Provision (credit) for loan losses	(136)	142	(10)	409	265	127	46	843
Charge-offs	—	—	—	—	—	(10)	(77)	(87)
Recoveries	—	—	1	—	—	—	9	10
Balance at March 31, 2019	$897	$8,382	$61	$28,194	$10,020	$6,353	$90	$53,997

	Three months ended March 31, 2018
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at December 31, 2017	$1,001	$6,263	$62	$21,513	$10,166	$6,084	$96	$45,185
Provision (credit) for loan losses	(76)	726	(1)	2,355	(760)	(106)	51	2,189
Charge-offs	—	—	—	—	—	—	(80)	(80)
Recoveries	—	—	1	5	175	—	13	194
Balance at March 31, 2018	$925	$6,989	$62	$23,873	$9,581	$5,978	$80	$47,488

	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
March 31, 2019
Amount of allowance for loan losses for loans deemed to be impaired	$35	$—	$—	$—	$—	$167	$—	$202
Amount of allowance for loan losses for loans not deemed to be impaired	862	8,382	61	28,194	10,020	6,186	90	53,795
	$897	$8,382	$61	$28,194	$10,020	$6,353	$90	$53,997
Loans deemed to be impaired	$1,146	$1,515	$—	$1,078	$—	$1,372	$—	$5,111
Loans not deemed to be impaired	659,405	1,034,816	50,960	2,659,838	726,061	621,059	11,095	5,763,234
	$660,551	$1,036,331	$50,960	$2,660,916	$726,061	$622,431	$11,095	$5,768,345

December 31, 2018
Amount of allowance for loan losses for loans deemed to be impaired	$45	$65	$—	$—	$—	$—	$—	$110
Amount of allowance for loan losses for loans not deemed to be impaired	988	8,175	70	27,785	9,755	6,236	112	53,121
	$1,033	$8,240	$70	$27,785	$9,755	$6,236	$112	$53,231
Loans deemed to be impaired	$1,190	$1,271	$—	$784	$—	$1,548	$—	$4,793
Loans not deemed to be impaired	646,177	1,009,250	50,087	2,621,195	686,948	623,470	10,953	5,648,080
	$647,367	$1,010,521	$50,087	$2,621,979	$686,948	$625,018	$10,953	$5,652,873

The following table provides information about the Company’s past due and non-accrual loans:

	30-59	60-89	90 Days
	Days	Days	or Greater	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(In thousands)
March 31, 2019
Real estate loans:
Residential real estate:
One- to four-family	$302	$567	$2,505	$3,374	$6,115
Multi-family	—	—	252	252	252
Commercial real estate	—	309	—	309	640
Total real estate loans	302	876	2,757	3,935	7,007
Commercial and industrial	—	—	537	537	537
Consumer	961	719	—	1,680	—
Total	$1,263	$1,595	$3,294	$6,152	$7,544

December 31, 2018
Real estate loans:
Residential real estate:
One- to four-family	$877	$462	$2,458	$3,797	$5,888
Home equity lines of credit	524	—	—	524	—
Multi-family	176	—	—	176	—
Commercial real estate	—	90	161	251	342
Total real estate loans	1,577	552	2,619	4,748	6,230
Commercial and industrial	214	—	515	729	676
Consumer	887	588	—	1,475	—
Total	$2,678	$1,140	$3,134	$6,952	$6,906

At March 31, 2019 and December 31, 2018, the Company did not have any accruing loans past due 90 days or more.

The following tables provide information with respect to the Company’s impaired loans:

	March 31, 2019			December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
Impaired loans without a valuation allowance:
One- to four-family	$782	$1,116		$653	$982
Multi-family	1,515	1,515		44	44
Commercial real estate	1,078	1,078		784	784
Commercial and industrial	1,159	1,489		1,548	1,878
Total	4,534	5,198		3,029	3,688
Impaired loans with a valuation allowance:
One- to four-family	364	364	$35	537	537	$45
Multi-family	—	—	—	1,227	1,227	65
Commercial and industrial	213	213	167	—	—	—
Total	577	577	202	1,764	$1,764	110
Total impaired loans	$5,111	$5,775	$202	$4,793	$5,452	$110

	Three Months Ended March 31,
	2019			2018
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(In thousands)
One- to four-family	$1,155	$8	$3	$1,390	$15	$12
Multi-family	1,519	18	—	1,309	13	—
Commercial real estate	1,084	8	4	839	10	5
Commercial and industrial	1,481	17	—	1,525	14	—
Total impaired loans	$5,239	$51	$7	$5,063	$52	$17

The following table summarizes the Company’s troubled debt restructurings (“TDRs”) at the dates indicated:

	March 31,	December 31,
	2019	2018
	(In thousands)
TDRs on accrual status:
One- to four-family	$2,136	$2,152
Multi-family	1,263	1,271
Commercial real estate	8,857	8,906
Commercial and industrial	10	12
Total TDRs on accrual status	12,266	12,341
TDRs on non-accrual status:
One- to four-family	729	770
Total TDRs on non-accrual status	729	770
Total TDRs	$12,995	$13,111

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

The Company utilizes a ten-grade internal loan rating system for multi-family, commercial real estate, construction, and commercial and industrial loans as follows:

•	Loans rated 1 - 6: Loans in these categories are considered “pass” rated loans with low to average risk.
•	Loans rated 7: Loans in these categories are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.
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

The following tables provide the Company’s risk-rated loans by class:

	March 31, 2019				December 31, 2018
	Multi-family			Commercial	Multi-family			Commercial
	residential	Commercial		and	residential	Commercial		and
	real estate	real estate	Construction	industrial	real estate	real estate	Construction	industrial
	(In thousands)
Loans rated 1 - 6	$1,032,342	$2,643,528	$726,061	$585,551	$1,006,295	$2,604,771	$686,948	$587,658
Loans rated 7	—	16,311	—	9,982	—	16,424	—	10,100
Loans rated 8	3,989	1,077	—	26,898	4,226	784	—	27,260
Loans rated 9	—	—	—	—	—	—	—	—
Loans rated 10	—	—	—	—	—	—	—	—
Total	$1,036,331	$2,660,916	$726,061	$622,431	$1,010,521	$2,621,979	$686,948	$625,018

For one- to four-family residential real estate loans, home equity lines of credit and consumer loans, management uses delinquency reports as the key credit quality indicator.

6. DEPOSITS

A summary of deposit balances, by type, follows:

	March 31,	December 31,
	2019	2018
	(In thousands)
Noninterest-bearing demand deposits	$499,536	$483,777
Interest-bearing demand deposits	1,215,105	1,190,346
Money market deposits	685,078	729,174
Regular savings and other deposits	958,348	794,813
Total non-certificate accounts	3,358,067	3,198,110
Term certificates less than $250,000	1,275,598	1,267,935
Term certificates $250,000 and greater	389,345	418,139
Total certificate accounts	1,664,943	1,686,074
Total deposits	$5,023,010	$4,884,184

A summary of term certificates, by maturity, follows:

	March 31, 2019		December 31, 2018
		Weighted		Weighted
Maturing	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Within 1 year	$1,104,790	2.13%	$1,043,283	1.98%
Over 1 year to 2 years	443,775	2.15	485,028	2.18
Over 2 years to 3 years	75,518	1.99	96,591	2.01
Over 3 years to 4 years	33,896	2.57	47,926	2.37
Over 4 years to 5 years	6,964	1.75	13,246	2.21
	$1,664,943	2.14%	$1,686,074	2.05%

The Company had certificate of deposit accounts obtained through a listing service, included in term certificates in the table above, totaling $46.5 million with a weighted average rate of 2.41% and $54.8 million with a weighted average rate of 2.37% at March 31, 2019 and December 31, 2018, respectively. The Company had brokered certificates of deposit, which are included in term certificates in the table above, totaling $451.8 million with a weighted average rate of 2.30% and $413.8 million with a weighted average rate of 2.20% at March 31, 2019 and December 31, 2018, respectively. In addition, the Company had $150.3 million and $150.2 million in brokered interest-bearing demand deposits at March 31, 2019 and December 31, 2018, respectively.

7. BORROWINGS

The company had no short-term borrowings at March 31, 2019. At December 31, 2018, short-term borrowings consisted of an FHLB advance totaling $50.0 million with a rate of 2.66% and an original maturity of less than one year. The Company has an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily and $297,000 of borrowing capacity at the Federal Reserve Bank discount window. No amounts were drawn on the line of credit and no borrowings were outstanding with the Federal Reserve Bank discount window as of March 31, 2019 or December 31, 2018.

Long-term debt consists of FHLB advances as follows:

	March 31, 2019		December 31, 2018
		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Fixed rate advances maturing:
2019	$3,633	1.94%	$4,160	1.86%
2020	66,727	2.38	67,095	2.38
2021	25,000	1.70	25,000	1.70
2022	105,625	1.79	105,625	1.79
2023	175,000	2.88	75,000	2.50
2024	—	—	—	—
Thereafter	10,000	1.21	20,000	1.36
	385,985	—	296,880	2.07
Variable rate advances maturing:
2023	120,000	1.34	220,000	1.17
2024	20,000	1.60	—	—
Thereafter	—	—	20,000	1.75
	140,000	1.37	240,000	1.22

Total advances	$525,985	2.10%	$536,880	1.69%

At March 31, 2019, advances totaling $385.0 million, with a weighted average rate of 2.10%, are callable by the FHLB prior to maturity, including variable rate advances totaling $140.0 million, with a weighted average rate of 1.37%.

Variable rate advances adjust based on the following:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Variable rate advances adjusting during the first year:
3 Month Libor less 100bp	$20,000	$45,000
3 Month Libor less 125bp	—	25,000
3 Month Libor less 130bp	85,000	85,000
3 Month Libor less 200bp	—	50,000
3 Month Libor less 230bp	15,000	15,000
	120,000	220,000
Variable rate advances adjusting during the first two years:
3 Month Libor less 100bp	20,000	20,000
	20,000	20,000

Total variable rate advances	$140,000	$240,000

All borrowings from the FHLB are secured by investment securities and qualified collateral, consisting of a blanket lien on one- to four-family loans and certain multi-family and commercial real estate loans held in the Company’s portfolio. At March 31, 2019, the Company pledged multi-family and commercial real estate loans with carrying values totaling $307.2 million and $885.7 million, respectively.

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

A summary of outstanding loan commitments whose contract amounts represent credit risk is as follows:

	March 31,	December 31,
	2019	2018
	(In thousands)
Unadvanced portion of existing loans:
Construction	$548,075	$559,139
Home equity lines of credit	64,024	56,323
Other lines and letters of credit	414,269	311,842
Commitments to originate:
One- to four-family	28,262	20,226
Commercial real estate	61,490	82,810
Construction	163,417	182,207
Commercial and industrial	21,348	7,460
Total loan commitments outstanding	$1,300,885	$1,220,007

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

Interest Rate Swaps

The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with commercial business customers to synthetically convert their loans from a variable rate to a fixed rate. The Company pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. Concurrently, the Company enters into an offsetting interest rate swap with a third party financial institution. In the offsetting swap, the Company pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating and probability of default. At March 31, 2019, the Company had $1.5 million in cash pledged for collateral on its interest rate swaps with the third-party financial institution. At December 31, 2018, the Company had no cash pledged for collateral on its interest rate swaps with the third-party financial institution.

Summary information regarding these derivatives is presented below:

				March 31, 2019		December 31, 2018
	Maturity	Interest Rate Paid	Interest Rate Received	Notional Amount	Fair Value Asset (Liability)	Notional Amount	Fair Value Asset (Liability)
				(Dollars in thousands)
Customer interest rate swap	06/07/32	1 Mo. Libor + 200bp	Fixed (4.40%)	$63,606	$459	$64,004	$(1,310)
Third-party interest rate swap	06/07/32	Fixed (4.40%)	1 Mo. Libor + 200bp	63,606	(459)	64,004	1,310

Customer interest rate swap	10/17/33	1 Mo. Libor + 175bp	Fixed (4.1052%)	$10,387	$641	$10,458	$471
Third-party interest rate swap	10/17/33	Fixed (4.1052%)	1 Mo. Libor + 175bp	10,387	(641)	10,458	(471)

Customer interest rate swap	12/13/26	1 Mo. Libor + 205bp	Fixed (3.82%)	$2,684	$(63)	$2,725	$(109)
Third-party interest rate swap	12/13/26	Fixed (3.82%)	1 Mo. Libor + 205bp	2,684	63	2,725	109

Other Commitments

As of March 31, 2019, the Company has an outstanding commitment of $11.9 million with its core data processing provider through December 2021.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized as follows. There were no liabilities measured at fair value on a recurring basis.

				Total Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
March 31, 2019
Assets:
Debt securities	$—	$16,890	$—	$16,890
Marketable equity securities	14,763	—	—	14,763
Loan level interest rate swaps	—	—	1,163	1,163
Total assets	$14,763	$16,890	$1,163	$32,816

Liabilities:
Loan level interest rate swaps	$—	$—	$1,163	$1,163
Total liabilities	$—	$—	$1,163	$1,163
				Total Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
December 31, 2018
Assets:
Debt securities	$—	$17,159	$—	$17,159
Marketable equity securities	13,437	—	—	13,437
Loan level interest rate swaps	—	—	1,890	1,890
Total assets	$13,437	$17,159	$1,890	$32,486
Liabilities:
Loan level interest rate swaps	$—	$—	$1,890	$1,890
Total liabilities	$—	$—	$1,890	$1,890

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or market accounting or write-downs of individual assets.

Certain impaired loans were adjusted to fair value, less cost to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for loan losses. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. Impaired loans measured at fair value at March 31, 2019 and December 31, 2018 were $2.5 million and $2.1 million, respectively.

Summary of Fair Values of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2019
Financial assets:
Cash and due from banks	$344,259	$344,259	$—	$—	$344,259
Certificates of deposit	5,247	—	5,282	—	5,282
Securities available for sale, at fair value	16,890	—	16,890	—	16,890
Marketable equity securities, at fair value	14,763	14,763	—	—	14,763
Federal Home Loan Bank stock	26,377	—	—	26,377	26,377
Loans and loans held for sale, net	5,709,001	—	—	5,628,343	5,628,343
Accrued interest receivable	14,979	—	—	14,979	14,979
Loan level interest rate swaps	1,163	—	—	1,163	1,163
Financial liabilities:
Deposits	5,023,010	—	—	4,975,279	4,975,279
Borrowings	525,985	—	526,556	—	526,556
Accrued interest payable	2,781	—	—	2,781	2,781
Loan level interest rate swaps	1,163	—	—	1,163	1,163

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2018
Financial assets:
Cash and due from banks	$371,995	$371,995	$—	$—	$371,995
Certificates of deposit	5,247	—	5,303	—	5,303
Securities available for sale, at fair value	17,159	—	17,159	—	17,159
Marketable equity securities, at fair value	13,437	13,437	—	—	13,437
Federal Home Loan Bank stock	29,187	—	—	29,187	29,187
Loans and loans held for sale, net	5,593,812	—	—	5,489,521	5,489,521
Accrued interest receivable	14,267	—	—	14,267	14,267
Loan level interest rate swaps	1,890	—	—	1,890	1,890
Financial liabilities:
Deposits	4,884,184	—	—	4,714,313	4,714,313
Borrowings	586,880	—	582,861	—	582,861
Accrued interest payable	3,388	—	—	3,388	3,388
Loan level interest rate swaps	1,890	—	—	1,890	1,890

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with our business and financial information and the Consolidated Financial Statements and related notes that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 1, 2019, under “Risk Factors,” which is available through the SEC’s website at www.sec.gov, as updated by subsequent filings with the SEC. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

A summary of significant accounting policies is described in Note 1 to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2018. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policies are related to the determination of the allowance for loan losses.

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

Assets. Total assets increased $102.7 million, or 1.7%, to $6.281 billion at March 31, 2019 from $6.179 billion at December 31, 2018. Net loans increased $114.6 million, or 2.0%, to $5.708 billion at March 31, 2019 from $5.593 billion at December 31, 2018. Cash and due from banks decreased $27.7 million, or 7.5%, to $344.3 million at March 31, 2019 from $372.0 million at December 31, 2018. Securities at fair value increased $1.1 million, or 3.5%, to $31.7 million at March 31, 2019 from $30.6 million at December 31, 2018.

Loan Portfolio Analysis. At March 31, 2019, net loans were $5.708 billion, or 90.9% of total assets. During the three months ended March 31, 2019, net loans increased $114.6 million, or 2.0% from December 31, 2018. Loan originations totaled $268.2 million during the three months ended March 31, 2019. The increase in net loans resulted primarily from increases of $39.1 million in construction loans, $38.9 million in commercial real estate loans, $25.8 million in multi-family loans and $13.2 million in one- to four-family loans. Refer to Note 5, Loans, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding the loans held in the Company’s loan portfolio.

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

Delinquencies. Total past due loans decreased $800,000, or 11.5%, to $6.2 million at March 31, 2019 from $7.0 million at December 31, 2018, reflecting a net decrease of $1.4 million in loans 30 to 59 days past due, partially offset by a $615,000 increase in loans 60 days or greater past due. At March 31, 2019, non-accrual loans exceeded loans 90 days or greater past due primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected and certain loans remain on non-accrual status until they attain a sustained contractual payment history of six consecutive months.

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including TDRs on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At March 31, 2019 we did not have any accruing loans past due 90 days or greater. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the fair value, less estimated costs to sell, at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $1.4 million at March 31, 2019.

The following table provides information with respect to our non-performing assets at the dates indicated.

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One- to four-family	$6,115	$5,888
Multi-family	252	—
Commercial real estate	640	342
Total real estate loans	7,007	6,230
Commercial and industrial	537	676
Total non-accrual loans (1)	7,544	6,906
Total non-performing assets	$7,544	$6,906
Non-accrual loans to total loans	0.13%	0.12%
Non-accrual loans to total assets	0.12%	0.11%
Non-performing assets to total assets	0.12%	0.11%

(1)	TDRs on accrual status not included above totaled $12.3 million at March 31, 2019 and December 31, 2018, respectively.

Non-accrual loans increased $638,000, or 9.2%, to $7.5 million, or 0.13% of total loans outstanding at March 31, 2019, from $6.9 million, or 0.12% of total loans outstanding at December 31, 2018, primarily due to an increases of $298,000 in commercial real estate loans, $252,000 in multi-family loans and $227,000 in one- to four-family loans.

Achieving and maintaining a moderate risk profile by aggressively managing troubled assets has been and will continue to be a primary focus for us. At March 31, 2019, our allowance for loan losses was $54.0 million, or 0.94% of total loans and 715.76% of non-accrual loans, compared to $53.2 million, or 0.94% of total loans and 770.79% of non-accrual loans at December 31, 2018. We increased our allowance primarily as a result of growth in the loan portfolio, and in particular, commercial real estate loans. Included in our allowance at March 31, 2019 was a general component of $53.8 million, which is based upon our evaluation of various factors relating to loans not deemed to be impaired. We continue to believe our level of non-performing loans and assets, which declined significantly during the past two years, is manageable and we believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

At March 31, 2019 and December 31, 2018, the Company did not hold any foreclosed real estate. We continue to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures.

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

Total TDRs decreased $116,000 to $13.0 million at March 31, 2019 from $13.1 million at December 31, 2018, reflecting principal pay downs. Modifications of TDRs consist of rate reductions, loan term extensions or provisions for interest-only payments for specified periods up to 12 months. We have generally been successful with the concessions we have offered to borrowers to date. We generally return TDRs to accrual status when they have sustained payments for six consecutive months based on the restructured terms and future payments are reasonably assured.

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

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. These other potential problem loans are generally loans classified as “substandard” or 8-rated loans in accordance with our ten-grade internal loan rating system that is consistent with guidelines established by banking regulators. At March 31, 2019 other potential problem loans totaled $28.0 million, including $25.5 million in commercial and industrial loans and $2.5 million in multi-family loans. The $25.5 million in commercial and industrial loans classified as substandard consists of loans to non-profit educational organizations in eastern Massachusetts that were identified during our loan review process as having possible financial issues that, if not corrected, could result in some loss to the Company. It was determined that this loan relationship is performing in accordance with the terms of the loans with the current expectation that we will be repaid in full in accordance with those terms, but with continual credit monitoring of the relationship.

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

Changes in the allowance for loan losses during the periods indicated were as follows:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Beginning balance	$53,231	$45,185
Provision for loan losses	843	2,189
Charge-offs:
Commercial and industrial	10	—
Consumer	77	80
Total charge-offs	87	80
Recoveries:
Commercial real estate	—	5
Construction	—	175
Home equity lines of credit	1	1
Consumer	9	13
Total recoveries	10	194
Net charge-offs (recoveries)	77	(114)
Ending balance	$53,997	$47,488
Allowance to non-accrual loans	715.76%	591.31%
Allowance to total loans outstanding	0.94%	0.96%
Net charge-offs (recoveries) to average loans outstanding	0.00%	(0.01)%

Our provision for loan losses was $843,000 for the three months ended March 31, 2019 compared to $2.2 million for the three months ended March 31, 2018, reflecting a reduction in loan growth. The changes in the provision and the allowance for loan losses coverage ratio were based on management’s assessment of loan portfolio growth and composition changes, declines in historical charge-off trends, reduced levels of problem loans and other improving asset quality trends. The increase in the allowance for loan losses at March 31, 2019 compared to December 31, 2018 was primarily due to increased allocations in the commercial real estate, construction, multi-family and commercial and industrial loan categories, partially offset by a decreased allocation in the one- to four-family category. Generally, multi-family, commercial real estate, construction and commercial and industrial loan categories have higher inherent credit risks than one- to four- family loans and home equity lines of credit. We continue to assess the adequacy of our allowance for loan losses in accordance with established policies.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	March 31, 2019			December 31, 2018
			Percent of			Percent of
		Percent of	Loans in		Percent of	Loans in
		Allowance	Category		Allowance	Category
		to Total	of Total		to Total	of Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$897	1.7%	11.5%	$1,033	1.9%	11.4%
Multi-family	8,382	15.5	18.0	8,240	15.5	17.9
Home equity lines of credit	61	0.1	0.9	70	0.1	0.9
Commercial real estate	28,194	52.1	46.1	27,785	52.3	46.4
Construction	10,020	18.6	12.5	9,755	18.3	12.1
Total real estate loans	47,554	88.0	89.0	46,883	88.1	88.7
Commercial and industrial	6,353	11.8	10.8	6,236	11.7	11.1
Consumer	90	0.2	0.2	112	0.2	0.2
Total loans	$53,997	100.0%	100.0%	$53,231	100.0%	100.0%

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

We had impaired loans totaling $5.1 million and $4.8 million as of March 31, 2019 and December 31, 2018, respectively. At March 31, 2019, impaired loans totaling $577,000 had a valuation allowance of $202,000. Impaired loans totaling $1.8 million had a valuation allowance of $110,000 at December 31, 2018. Our average investment in impaired loans was $5.4 million and $5.1 million for the three months ended March 31, 2019 and 2018, respectively.

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

Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral-dependent as of March 31, 2019 and considered any probable loss in determining the allowance for loan losses.

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

Securities Portfolio. At March 31, 2019 our securities portfolio was $31.7 million, or 0.5% of total assets, compared to $30.6 million, or 0.5% of total assets, at December 31, 2018. During the three months ended March 31, 2019, the securities portfolio increased $1.1 million, or 3.5% primarily due to a net unrealized gain recognized on marketable equity securities of $1.3 million. At March 31, 2019, the securities portfolio consisted of $16.9 million, or 53.4%, in debt securities and $14.8 million, or 46.6%, in marketable equity securities. The debt securities within the portfolio are government-sponsored enterprises, municipal bonds, and mortgage-backed securities issued by government-sponsored enterprises and private companies. Included in marketable equity securities are common stocks and money market mutual funds. We purchase marketable equity securities with the intent to generate long-term capital gains through purchasing investment grade dividend paying securities in companies with relatively low long-term debt and a history of sustained earnings and above-average growth. We typically initiate a securities position based on market opportunities. At March 31, 2019 we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our stockholders’ equity. Refer to Note 4, Securities, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our securities portfolio.

Deposits. Deposits are a major source of our funds for lending and other investment purposes. Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Our deposit base is comprised of demand, interest-bearing checking, money market, regular savings and other deposits, and certificates of deposit, which include brokered certificates of deposit. We consider demand, interest-bearing checking, money market, and regular savings and other deposits to be core deposits. Total deposits increased $138.8 million, or 2.8%, to $5.023 billion at March 31, 2019 from $4.884 billion at December 31, 2018. Our continuing focus on the acquisition and expansion of core deposit relationships resulted in net growth in core deposits of $160.0 million, or 5.0%, to $3.358 billion, or 66.9% of total deposits. Refer to Note 6, Deposits, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our deposits.

The following table sets forth the average balances of deposits for the periods indicated.

	Three Months Ended March 31,
	2019			2018
			Percent			Percent
	Average	Average	of Total	Average	Average	of Total
	Balance	Rate	Deposits	Balance	Rate	Deposits
	(Dollars in thousands)
Noninterest-bearing demand deposits	$482,634	—%	9.9%	$488,459	—%	11.6%
Interest-bearing demand deposits	1,189,166	1.68	24.2	1,032,514	1.10	26.3
Money market deposits	699,807	1.24	13.6	883,549	0.94	20.3
Regular savings and other deposits	920,579	1.67	19.2	335,288	0.14	8.2
Certificates of deposit	1,621,436	2.07	33.1	1,376,113	1.63	33.6
Total	$4,913,622	1.58%	100.0%	$4,115,923	1.04%	100.0%

Borrowings. We use borrowings from the FHLB to supplement our supply of funds for loans and investments. At March 31, 2019 and December 31, 2018, FHLB advances totaled $526.0 million and $586.9 million, respectively, with a weighted average rate of 2.10% and 1.77%, respectively. Total borrowings decreased $60.9 million, or 10.4%, during the three months ended March 31, 2019. During the three months ended March 31, 2019, advances maturing with the FHLB totaled $50.0 million and consisted of a short term advance with an original term of three months and a fixed interest rate of 2.66%. Advances called by the FHLB during the three months ended March 31, 2019 totaled $10.0 million and consisted of a long term advance with an original term of 10 years and an interest rate at the time of call of 1.50%. At March 31, 2019, we also had an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily, none of which was outstanding at that date. Refer to Note 7, Borrowings, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our borrowings.

Information relating to borrowings is detailed in the following table.

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Balance outstanding at end of period	$525,985	$582,561
Average amount outstanding during the period	$577,954	$521,090
Weighted average interest rate during the period	1.91%	1.28%
Maximum outstanding at any month end	$586,582	$582,561
Weighted average interest rate at end of period	2.10%	1.24%

Stockholders’ Equity. Total stockholders’ equity increased $11.7 million, or 1.7%, to $686.4 million at March 31, 2019, from $674.7 million at December 31, 2018. The increase for the three months ended March 31, 2019 was due primarily to net income of $15.1 million and $1.8 million related to stock-based compensation plans, partially offset by the repurchase of 104,177 shares of the Company’s stock at a total cost of $1.6 million, and dividends of $0.07 per share totaling $3.6 million. Stockholders’ equity to assets was 10.93% at March 31, 2019, compared to 10.92% at December 31, 2018. Book value per share increased to $12.82 at March 31, 2019 from $12.60 at December 31, 2018. At March 31, 2019, the Company and the Bank continued to exceed all regulatory capital requirements. Refer to “- Capital Management” within this report for more information regarding capital requirements and actual capital amounts and ratios for the Bank and the Company.

Results of Operations for Three Months Ended March 31, 2019 and 2018

Net Income. Our primary source of income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. A secondary source of income is non-interest income, which includes revenue that we receive from providing products and services. The majority of our non-interest income generally comes from customer service fees, loan fees, bank-owned life insurance, and mortgage banking gains.

Net income information is as follows:

	Three Months Ended March 31,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Net interest income	$42,597	$39,848	$2,749	6.9%
Provision for loan losses	843	2,189	(1,346)	(61.5)
Non-interest income	3,828	2,333	1,495	64.1
Non-interest expenses	25,796	24,689	1,107	4.5
Net income	15,071	11,994	3,077	25.7
Basic earnings per share	0.29	0.23	0.06	26.1
Diluted earnings per share	0.29	0.23	0.06	26.1
Return on average assets	0.97%	0.90%	0.07%	7.8
Return on average equity	8.84%	7.35%	1.49%	20.3

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

	Three Months Ended March 31,
	2019			2018
	Average Balance	Interest (1)	Yield Cost (1)(6)	Average Balance	Interest (1)	Yield Cost (1)(6)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$5,694,639	$62,325	4.44%	$4,776,876	$50,573	4.29%
Securities and certificates of deposits	36,510	272	3.02	96,511	523	2.20
Other interest-earning assets (3)	353,201	2,577	2.96	317,883	1,522	1.94
Total interest-earning assets	6,084,350	65,174	4.34	5,191,270	52,618	4.11
Noninterest-earning assets	117,927			125,293
Total assets	$6,202,277			$5,316,563
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,189,166	4,940	1.68	$1,032,514	2,791	1.10
Money market deposits	699,807	2,148	1.24	883,549	2,057	0.94
Regular savings and other deposits	920,579	3,802	1.67	335,288	114	0.14
Certificates of deposit	1,621,436	8,261	2.07	1,376,113	5,547	1.63
Total interest-bearing deposits	4,430,988	19,151	1.75	3,627,464	10,509	1.17
Borrowings	577,954	2,725	1.91	521,090	1,642	1.28
Total interest-bearing liabilities	5,008,942	21,876	1.77	4,148,554	12,151	1.19
Noninterest-bearing demand deposits	482,634			488,459
Other noninterest-bearing liabilities	29,048			26,638
Total liabilities	5,520,624			4,663,651
Total stockholders' equity	681,653			652,912
Total liabilities and stockholders' equity	$6,202,277			$5,316,563
Net interest-earning assets	$1,075,408			$1,042,716
Fully tax-equivalent net interest income		43,298			40,467
Less: tax-equivalent adjustments		(701)			(619)
Net interest income		$42,597			$39,848
Interest rate spread (1)(4)			2.57%			2.92%
Net interest margin (1)(5)			2.89%			3.16%
Average interest-earning assets to average interest-bearing liabilities		121.47%			125.13%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$4,913,622	$19,151	1.58%	$4,115,923	$10,509	1.04%
Total deposits and borrowings, including noninterest-bearing demand deposits	$5,491,576	$21,876	1.62%	$4,637,013	$12,151	1.06%

(1)

Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, as well as resulting yields, interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the three months ended March 31, 2019 and 2018, yields on loans before tax-equivalent adjustments were 4.39% and 4.24%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 2.83% and 2.07%, respectively, and yields on total interest-earning assets before tax-equivalent adjustments were 4.30% and 4.06%, respectively. Interest rate spread before tax-equivalent adjustments for the three months ended March 31, 2019 and 2018 was 2.53% and

2.87%, respectively, while net interest margin before tax-equivalent adjustments for the three months ended March 31, 2019 and 2018 was 2.84% and 3.11%, respectively.
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

	Three Months Ended March 31,
	2019 Compared to 2018
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest income:
Loans	$9,995	$1,757	$11,752
Securities and certificates of deposit	(401)	150	(251)
Other interest-earning assets	185	870	1,055
Total	9,779	2,777	12,556
Interest expense:
Deposits	1,585	7,057	8,642
Borrowings	195	888	1,083
Total	1,780	7,945	9,725
Change in fully tax-equivalent net interest income	$7,999	$(5,168)	$2,831

The interest rate spread and net interest margin on a tax-equivalent basis were 2.57% and 2.89%, respectively, for the three months ended March 31, 2019 compared to 2.92% and 3.16%, respectively, for the three months ended March 31, 2018. The 6.9% increase in net interest income for the three months ended March 31, 2019, was primarily due to growth in average loan balances and yields on interest-earning assets, partially offset by growth in in the average balances of deposits and borrowings along with an increase in the cost of funds.

The yield on interest-earning assets on a tax-equivalent basis increased 23 basis points to 4.34% for the for the three months ended March 31, 2019, compared to 4.11% for the three months ended March 31, 2018, while the cost of funds increased 56 basis points to 1.62% from 1.06% for the three months ended March 31, 2019 and 2018, respectively. The increase in interest income was primarily due to growth in the Company’s average loan balances of $917.8 million, or 19.2%, to $5.695 billion and a 15 basis point increase in the yield on loans to 4.44% on a tax-equivalent basis, from 4.29% for the three months ended March 31, 2018. The increase in interest expense on deposits was primarily due to the growth in average total deposits of $797.7 million, or 19.4%, to $4.914 billion and an increase in the average total cost of deposits of 54 basis points to 1.58% for the three months ended March 31, 2019 compared to 1.04% for the same period in 2018. The increase in interest expense on borrowings was primarily due to the increase in average borrowings of $56.9 million, or 10.9%, to $578.0 million, and an increase in the cost of average borrowings of 63 basis points to 1.91% for the three months ended March 31, 2019 compared to 1.28% for the three months ended March 31, 2018.

Provision for Loan Losses. The provision for loan losses was $843,000 for the three months ended March 31, 2019 compared to $2.2 million for the three months ended March 31, 2018. For further discussion of the changes in the provision and allowance for loan losses, refer to “- Comparison of Financial Condition at March 31, 2019 and December 31, 2018 - Allowance for Loan Losses.”

Non-Interest Income. Non-interest income information is as follows:

	Three Months Ended March 31,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Customer service fees	$2,097	$2,170	$(73)	(3.4)%
Loan fees	77	295	(218)	(73.9)
Mortgage banking gains, net	40	133	(93)	(69.9)
Gain (loss) on equity securities, net	1,326	(537)	1,863	346.9
Income from bank-owned life insurance	281	272	9	3.3
Other income	7	—	7	—
Total non-interest income	$3,828	$2,333	$1,495	64.1%

The increase in non-interest income for the three months ended March 31, 2019 was due primarily to a gain on marketable equity securities, net of $1.3 million, reflecting increases in market valuations during the first quarter of 2019 compared to a $537,000 loss on marketable equity securities, net in the first quarter of 2018. See “Note 4 – Securities” in the Notes to the Unaudited Consolidated Financial Statements for additional disclosures.

Non-Interest Expense. Non-interest expense information is as follows:

	Three Months Ended March 31,		Change
	2019	2018	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$15,632	$15,394	$238	1.5%
Occupancy and equipment	3,596	3,539	57	1.6
Data processing	1,970	1,683	287	17.1
Marketing and advertising	1,162	967	195	20.2
Professional services	860	965	(105)	(10.9)
Deposit insurance	1,012	797	215	27.0
Merger and acquisition	—	74	(74)	(100.0)
Other general and administrative	1,564	1,270	294	23.1
Total non-interest expenses	$25,796	$24,689	$1,107	4.5%

The increases in salaries and employee benefits expense reflects annual increases in employee compensation, payroll taxes and employee benefits during the first quarter of 2019. In addition, the increases in salaries and employee benefits, occupancy and equipment expenses and data processing include costs associated with the expansion of our branch network, including one new branch opened late in the first quarter of 2018, and three new branch openings in the fourth quarter of 2018.

Income Tax Provision. The Company recorded a provision for income taxes of $4.7 million for the three months ended March 31, 2019, reflecting an effective tax rate of 23.8%, compared to $3.3 million, or a 21.6% effective tax rate, for the three months ended March 31, 2018.

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

Our most liquid assets are cash and due from banks, and certificates of deposit with other banks. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2019, cash and due from banks totaled $344.3 million and certificates of deposit totaled $5.2 million. In addition, at March 31, 2019, we had $444.7 million of available borrowing capacity with the FHLB, including a $9.4 million line of credit. On March 31, 2019, we had $526.0 million of advances outstanding. We periodically pledge additional multi-family and commercial real estate loans held in the Bank’s portfolio as qualified collateral to increase our borrowing capacity with the FHLB.

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

A significant use of our liquidity is the funding of loan originations. At March 31, 2019 and December 31, 2018, we had total loan commitments outstanding of $1.301 billion and $1.220 billion, respectively. Historically, many of the commitments expire without being fully drawn; therefore the total amount of commitments does not necessarily represent future cash requirements. Refer to Note 8, Commitments and Contingencies and Derivatives, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our outstanding commitments.

Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of March 31, 2019 totaled $1.105 billion, or 66.4% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained with us. We have the ability to attract and retain deposits by adjusting the interest rates offered and accepting brokered certificates of deposit when it is deemed cost effective.

Meridian Bancorp, Inc. is a separate legal entity from East Boston Savings Bank and it must provide for its own liquidity to pay dividends and repurchase its common stock and for other corporate purposes. Meridian Bancorp, Inc.’s primary source of liquidity is the remaining proceeds from the 2014 second-step offering, which may be augmented by dividend payments received from East Boston Savings Bank. The ability of East Boston Savings Bank to pay dividends is subject to regulatory requirements. At March 31, 2019, Meridian Bancorp, Inc. (on an unconsolidated basis) had cash and cash equivalents, certificates of deposit and equity securities totaling $43.4 million.

Capital Management. Both the Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2019, both the Company and the Bank exceeded all of their respective regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

Federal banking regulations include minimum capital requirements as set forth in the following table. Additionally, community banking institutions must maintain a capital conservation buffer of Total, Tier 1 and common equity Tier 1 capital in an amount greater than 2.5% of total to risk-weighted assets to avoid being subject to limitations on capital distributions, including dividend payments and stock repurchases, and discretionary bonuses. At March 31, 2019, the capital conservation buffer was 3.77% for the Company and 2.80% for the Bank.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%, and have proposed 9% as the minimum capital for the Community Bank Leverage Ratio. A financial institution can elect to be subject to this new definition.

The Company may use capital management tools such as cash dividends and common share repurchases. We are subject to the Federal Reserve Board’s notice provisions for stock repurchases. In August 2015, the Company received regulatory approval from the Massachusetts Commissioner of Banks and a non-objection from the Federal Reserve Bank to adopt a stock repurchase program for up to 5% of its common stock. As of March 31, 2019, the Company had repurchased of 3,373,522 shares of its stock at an average price of $14.90 per share, essentially completing the repurchase of shares authorized under the Company’s repurchase program adopted in August 2015 and amended in November 2018. On April 11, 2019, the Company announced that it had adopted a new stock repurchase program for up to 500,000 shares, or approximately 0.9% of its outstanding common stock. During the three months ended March 31, 2019 the Company’s Board of Directors declared a quarterly cash dividend of $0.07 per common share on February 28, 2019. The dividend was paid on April 2, 2019 to stockholders of record at the close of business on March 19, 2019.

The Company’s and the Bank’s actual capital amounts and ratios follow:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2019
Total Capital (to Risk Weighted Assets):
Company	$717,654	11.8%	$487,729	8.0%	N/A	N/A
Bank	657,822	10.8	487,375	8.0	$609,218	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Company	663,657	10.9	365,797	6.0	N/A	N/A
Bank	603,825	9.9	365,531	6.0	487,375	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	663,657	10.9	274,348	4.5	N/A	N/A
Bank	603,825	9.9	274,148	4.5	395,992	6.5
Tier 1 Capital (to Average Assets):
Company	663,657	10.7	247,105	4.0	N/A	N/A
Bank	603,825	9.8	246,393	4.0	307,991	5.0
December 31, 2018
Total Capital (to Risk Weighted Assets):
Company	$705,202	11.9%	$472,374	8.0%	N/A	N/A
Bank	625,403	10.6	472,027	8.0	$590,034	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Company	651,971	11.0	354,280	6.0	N/A	N/A
Bank	572,172	9.7	354,020	6.0	472,027	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	651,971	11.0	265,710	4.5	N/A	N/A
Bank	572,172	9.7	265,515	4.5	383,522	6.5
Tier 1 Capital (to Average Assets):
Company	651,971	11.0	236,979	4.0	N/A	N/A
Bank	572,172	9.7	235,627	4.0	294,534	5.0

A reconciliation of the Company’s and Bank’s stockholders’ equity to regulatory capital follows:

	March 31,		December 31,
	2019		2018
	Consolidated	Bank	Consolidated	Bank
	(In thousands)
Total stockholders' equity per financial statements	$686,388	$626,556	$674,654	$594,855
Adjustments to Tier 1 and Common Equity Tier 1 capital:
Accumulated other comprehensive loss (income)	164	164	348	348
Goodwill disallowed	(20,378)	(20,378)	(20,378)	(20,378)
Core deposit intangible	(2,517)	(2,517)	(2,653)	(2,653)
Total Tier 1 and Common Equity Tier 1 capital	663,657	603,825	651,971	572,172
Adjustments to total capital:
Allowance for loan losses	53,997	53,997	53,231	53,231
Total regulatory capital	$717,654	$657,822	$705,202	$625,403

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

For the three months ended March 31, 2019, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Increase (Decrease)	March 31, 2019			December 31, 2018
in Market Interest Rates	Amount	Change	Percent	Amount	Change	Percent
	(Dollars in thousands)
300	$148,519	$(22,781)	(13.30)%	$147,983	$(22,802)	(13.35)%
Flat	171,300			170,785
-100	171,222	(78)	(0.05)	175,942	5,157	3.02

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

ITEM 1A.   RISK FACTORS

For information regarding our risk factors, see “Risk Factors,” in the Company’s 2018 Annual Report on Form 10-K, filed with the SEC on March 1, 2019, which is available through the SEC’s website at www.sec.gov. As of March 31, 2019, our risk factors had not changed materially from those reported in the annual report. The risks described in the Annual Report are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a.)	Not applicable
(b.)	Not applicable
(c.)	The following table sets forth information with respect to any purchase made by or on behalf of the Company during the indicated periods:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2019	104,177	$15.81	104,177	99
February 1 – 28, 2019	—	$—	—	99
March 1 – 31, 2019	—	$—	—	99
	104,177	$15.81	104,177	99

(1)	In August 2015, the Company’s Board of Directors voted to adopt a stock repurchase program of up to 5% of its outstanding common stock, or 2,737,334 shares of its common stock.
(2)	In November 2018, the repurchase program was amended to increase the number of shares available for repurchase by up to 636,287, or approximately 1.2% of its outstanding common stock.

On April 11, 2019, the Company announced that it had adopted a new stock repurchase program of up to 0.9% of its outstanding common stock, or 500,000 shares of its common stock.

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

MERIDIAN BANCORP, INC. (Registrant)

Date: May 10, 2019	By:	/s/ Richard J. Gavegnano
Richard J. Gavegnano Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2019	By:	/s/ Mark L. Abbate
Mark L. Abbate
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)