Form 10-Q
period 2019-06-30
Meridian Bancorp, Inc.
filed 2019-08-09
CIK 1600125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2019

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

As of August 1, 2019, there were 53,322,477 outstanding shares of the Registrant’s common stock.

MERIDIAN BANCORP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
ASSETS
Cash and due from banks	$361,050	$371,995
Certificates of deposit	5,247	5,247
Securities available for sale, at fair value	16,500	17,159
Marketable equity securities, at fair value	14,776	13,437
Federal Home Loan Bank stock, at cost	27,469	29,187
Loans held for sale	2,105	409
Loans, net of deferred fees and costs	5,819,237	5,646,634
Less: allowance for loan losses	(53,865)	(53,231)
Loans, net	5,765,372	5,593,403
Bank-owned life insurance	41,295	40,734
Premises and equipment, net	66,280	45,140
Accrued interest receivable	15,436	14,267
Deferred tax asset, net	18,301	18,196
Goodwill	20,378	20,378
Core deposit intangible	2,385	2,653
Other assets	11,978	6,478
Total assets	$6,368,572	$6,178,683
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non interest-bearing	$505,679	$483,777
Interest-bearing	4,512,625	4,400,407
Total deposits	5,018,304	4,884,184
Short-term borrowings	—	50,000
Long-term debt	600,088	536,880
Accrued expenses and other liabilities	54,479	32,965
Total liabilities	5,672,871	5,504,029
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 53,321,805 and 53,541,429 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	533	535
Additional paid-in capital	375,760	378,583
Retained earnings	336,628	313,521
Accumulated other comprehensive loss	(24)	(348)
Unearned compensation - ESOP, 2,374,390 and 2,435,272 shares at June 30, 2019 and December 31, 2018, respectively	(17,196)	(17,637)
Total stockholders' equity	695,701	674,654
Total liabilities and stockholders' equity	$6,368,572	$6,178,683

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$64,040	$53,904	$125,681	$103,889
Interest on debt securities:
Taxable	108	126	218	252
Tax-exempt	13	15	26	30
Dividends on equity securities	142	134	247	282
Interest on certificates of deposit	28	141	55	344
Other interest and dividend income	1,943	1,527	4,520	3,049
Total interest and dividend income	66,274	55,847	130,747	107,846
Interest expense:
Interest on deposits	20,653	12,751	39,804	23,260
Interest on short-term borrowings	—	—	295	—
Interest on borrowings	3,151	2,049	5,581	3,691
Total interest expense	23,804	14,800	45,680	26,951
Net interest income	42,470	41,047	85,067	80,895
Provision for loan losses	78	1,870	921	4,059
Net interest income, after provision for loan losses	42,392	39,177	84,146	76,836
Non-interest income:
Customer service fees	2,288	2,282	4,385	4,452
Loan fees	53	(158)	130	137
Mortgage banking gains, net	101	63	141	196
Gain (loss) on marketable equity securities, net	223	388	1,549	(149)
Income from bank-owned life insurance	280	277	561	549
Other income	9	6	16	6
Total non-interest income	2,954	2,858	6,782	5,191
Non-interest expenses:
Salaries and employee benefits	14,916	14,438	30,548	29,832
Occupancy and equipment	3,650	3,025	7,246	6,564
Data processing	2,009	1,653	3,979	3,336
Marketing and advertising	1,299	1,006	2,461	1,973
Professional services	784	1,000	1,644	1,965
Deposit insurance	929	782	1,941	1,579
Merger and acquisition	—	14	—	88
Other general and administrative	1,530	1,547	3,094	2,817
Total non-interest expenses	25,117	23,465	50,913	48,154
Income before income taxes	20,229	18,570	40,015	33,873
Provision for income taxes	5,061	4,508	9,776	7,817
Net income	$15,168	$14,062	$30,239	$26,056
Earnings per share:
Basic	$0.30	$0.27	$0.59	$0.51
Diluted	$0.29	$0.27	$0.59	$0.49
Weighted average shares outstanding:
Basic	51,051,880	51,437,726	51,086,050	51,484,521
Diluted	51,511,678	52,867,787	51,489,608	52,975,541

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$15,168	$14,062	$30,239	$26,056
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available for sale	194	(117)	450	(498)
Tax effect	(54)	38	(126)	174
Total other comprehensive income (loss)	140	(79)	324	(324)
Comprehensive income	$15,308	$13,983	$30,563	$25,732

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation - ESOP	Total
	(Dollars in thousands)
Six Months Ended June 30, 2019
Balance at December 31, 2018	53,541,429	$535	$378,583	$313,521	$(348)	$(17,637)	$674,654
Comprehensive income (loss)	—	—	—	15,071	184	—	15,255
Dividends declared ($0.07 per share)	—	—	—	(3,569)	—	—	(3,569)
Repurchased stock related to buyback program	(104,177)	(1)	(1,646)	—	—	—	(1,647)
ESOP shares committed to be allocated (30,441 shares)	—	—	258	—	—	221	479
Share-based compensation expense - restricted stock, net of awards forfeited	(455)	—	681	—	—	—	681
Share-based compensation expense - stock options, net of awards forfeited	—	—	407	—	—	—	407
Shares surrendered related to tax withholdings on stock options exercised	(4,458)	—	(71)	—	—	—	(71)
Stock options exercised	110,307	1	198	—	—	—	199
Balance at March 31, 2019	53,542,646	$535	$378,410	$325,023	$(164)	$(17,416)	$686,388
Comprehensive income (loss)	—	—	—	15,168	140	—	15,308
Dividends declared ($0.07 per share)	—	—	—	(3,563)	—	—	(3,563)
Repurchased stock related to buyback program	(236,842)	(2)	(4,073)	—	—	—	(4,075)
ESOP shares committed to be allocated (30,441 shares)	—	—	300	—	—	220	520
Share-based compensation expense - restricted stock, net of awards forfeited	11,820	—	689	—	—	—	689
Share-based compensation expense - stock options, net of awards forfeited	—	—	411	—	—	—	411
Shares surrendered related to tax withholdings on stock options exercised	—	—	—	—	—	—	—
Stock options exercised	4,181	—	23	—	—	—	23
Balance at June 30, 2019	53,321,805	$533	$375,760	$336,628	$(24)	$(17,196)	$695,701

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation - ESOP	Total
Six Months Ended June 30, 2018
Balance at December 31, 2017	54,039,316	$540	$395,716	$268,533	$128	$(18,518)	$646,399
Cumulative effect of adopting Accounting Standards Update 2016-01	—	—	—	499	(499)	—	—
Comprehensive income	—	—	—	11,994	(245)	—	11,749
Dividends declared ($0.05 per share)	—	—	—	(2,576)	—	—	(2,576)
Repurchased stock related to buyback program	(100,000)	(1)	(1,995)	—	—	—	(1,996)
ESOP shares committed to be allocated (30,441 shares)	—	—	405	—	—	220	625
Share-based compensation expense - restricted stock, net of awards forfeited	(3,190)	—	716	—	—	—	716
Share-based compensation expense - stock options, net of awards forfeited	—	—	415	—	—	—	415
Stock options exercised	132,748	1	274	—	—	—	275
Balance at March 31, 2018	54,068,874	$540	$395,531	$278,450	$(616)	$(18,298)	$655,607
Cumulative effect of adopting Accounting Standards Update 2016-01	—	—	—	4	(4)	—	—
Comprehensive income	—	—	—	14,062	(79)	—	13,983
Dividends declared ($0.05 per share)	—	—	—	(2,567)	—	—	(2,567)
Repurchased stock related to buyback program	(214,010)	(2)	(4,063)	—	—	—	(4,065)
ESOP shares committed to be allocated (30,441 shares)	—	—	374	—	—	220	594
Share-based compensation expense - restricted stock, net of awards forfeited	(2,360)	—	696	—	—	—	696
Share-based compensation expense - stock options, net of awards forfeited	—	—	407	—	—	—	407
Stock options exercised	52,775	1	10	—	—	—	11
Balance at June 30, 2018	53,905,279	$539	$392,955	$289,949	$(699)	$(18,078)	$664,666

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$30,239	$26,056
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of acquisition fair value adjustments	34	77
Amortization of core deposit intangible	268	295
ESOP shares expense	999	1,219
Provision for loan losses	921	4,059
Accretion of net deferred loan origination fees	(1,000)	(779)
Net amortization of securities available for sale	21	24
Depreciation and amortization expense	1,560	1,485
(Gain) loss on marketable equity securities, net	(1,549)	149
Deferred income tax benefit	(231)	(478)
Income from bank-owned life insurance	(561)	(549)
Share-based compensation expense	2,188	2,234
Net changes in:
Loans held for sale	(1,696)	2,720
Accrued interest receivable	(1,169)	203
Other assets	(5,500)	(5,911)
Accrued expenses and other liabilities	2,747	(53)
Net cash provided by operating activities	27,271	30,751
Cash flows from investing activities:
Purchases of certificates of deposit	—	(5,000)
Maturities of certificates of deposit	—	50,441
Activity in securities, at fair value:
Proceeds from maturities, calls and principal payments	1,075	1,630
Proceeds from sales	223	2,961
Purchases	—	(763)
Loans originated, net of principal payments received	(171,933)	(495,426)
Purchases of premises and equipment	(3,934)	(2,061)
Purchase of Federal Home Loan Bank stock	(1,092)	(4,599)
Redemption of Federal Home Loan Bank stock	2,810	—
Net cash used in investing activities	(172,851)	(452,817)
Cash flows from financing activities:
Net increase in deposits	134,129	281,661
Net change in borrowings with maturities less than three months	(50,000)	—
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	120,000	305,000
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(56,792)	(226,769)
Cash dividends paid on common stock	(7,131)	(5,150)
Stock options exercised, net of cash paid in connection with income taxes	151	286
Repurchase of common stock	(5,722)	(6,061)
Net cash provided by financing activities	134,635	348,967
Net change in cash and cash equivalents	(10,945)	(73,099)
Cash and cash equivalents at beginning of period	371,995	402,687
Cash and cash equivalents at end of period	$361,050	$329,588
Supplemental cash flow information:
Interest paid on deposits	$38,934	$22,746
Interest paid on borrowings	5,562	3,508
Income taxes paid, net of refunds	11,485	14,379

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission (“SEC”) on March 1, 2019, and is available through the SEC’s website at www.sec.gov.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Adopted During the Period

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842). This update is intended to improve financial reporting about leasing transactions and the key provision impacting the Company is the requirement for a lessee to record a right-to-use asset and liability representing the obligation to make lease payments for long-term operating leases. ASU 2016-02 became effective for the Company on January 1, 2019. The Company recorded an $18.8 million right-to-use lease asset and an obligation to make payment liability, representing the present value of future minimum lease payments, in premises and equipment, net and accrued expenses and other liabilities, respectively.

To be Adopted in Future Periods

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including loans, held-to-maturity debt securities and commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology, referred to as Current Expected Credit Loss, or CECL, that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to formulate credit loss estimates. Credit losses on available-for-sale debt securities will be measured in a manner similar to current GAAP, but will be recognized through an allowance rather than as a direct write-down. This update will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is executing a project plan to facilitate the implementation of CECL. This plan considers enhancements to internal controls, loan pool segmentation, loan loss estimation methodology, data gathering resources, data analytics and necessary disclosures. The adoption of this ASU may result in material changes to the allowance for loan losses with a resulting adjustment to retained earnings; however, any potential adjustment will depend on the credit risks within the portfolio and the economic environment at the time of adoption.

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

Basic and diluted earnings per share have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share amounts)
Net income available to common stockholders	$15,168	$14,062	$30,239	$26,056
Basic weighted average shares outstanding	51,051,880	51,437,726	51,086,050	51,484,521
Effect of dilutive stock options	459,798	1,430,061	403,558	1,491,020
Diluted weighted average shares outstanding	51,511,678	52,867,787	51,489,608	52,975,541
Earnings per share:
Basic	$0.30	$0.27	$0.59	$0.51
Diluted	$0.29	$0.27	$0.59	$0.49

For the three months ended June 30, 2019 and 2018, options for the exercise of 121,608 shares and 63,629 shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. For the six months ended June 30, 2019 and 2018, options for the exercise of 131,068 shares and 48,493 shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive An anti-dilutive option exists when the average stock price for the period is less than the exercise price of the option.

4. SECURITIES

Securities Available for Sale

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
June 30, 2019
Debt securities:
Government-sponsored enterprises	$1,810	$41	$—	$1,851
Municipal bonds	2,089	44	—	2,133
Residential mortgage-backed securities:
Government-sponsored enterprises	11,715	154	(78)	11,791
Private label	628	97	—	725
Total securities available for sale	$16,242	$336	$(78)	$16,500
December 31, 2018
Debt securities:
Government-sponsored enterprises	$1,869	$5	$(42)	$1,832
Municipal bonds	2,094	—	(63)	2,031
Residential mortgage-backed securities:
Government-sponsored enterprises	12,749	85	(249)	12,585
Private label	639	76	(4)	711
Total debt securities	$17,351	$166	$(358)	$17,159

At June 30, 2019, debt securities with a fair value of $2.4 million and $296,000 were pledged as collateral for Federal Home Loan Bank of Boston (“FHLB”) borrowings and for the Federal Reserve Bank discount window borrowings, respectively.

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2019 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	After One Year
	Through Five Years		After Five Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Government-sponsored enterprises	$—	$—	$1,810	$1,851	$1,810	$1,851
Municipal bonds	277	285	1,812	1,848	2,089	2,133
Residential mortgage-backed securities:
Government-sponsored enterprises	677	675	11,038	11,116	11,715	11,791
Private label	—	—	628	725	628	725
Total	$954	$960	$15,288	$15,540	$16,242	$16,500

Information pertaining to securities available for sale as of June 30, 2019 and December 31, 2018, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In thousands)
June 30, 2019
Debt securities:
Government-sponsored enterprises	$—	$—	$—	$—
Municipal bonds	—	—	—	—
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	78	4,778
Private label	—	—	—	—
Total temporarily impaired securities	$—	$—	$78	$4,778

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
December 31, 2018
Debt securities:
Government-sponsored enterprises	$42	$1,832	$—	$—
Municipal bonds	28	1,267	35	764
Residential mortgage-backed securities:
Government-sponsored enterprises	247	8,479	$2	$159
Private label	4	163	—	—
Total temporarily impaired securities	$321	$11,741	$37	$923

The Company determined no debt securities were other-than-temporarily impaired for the six months ended June 30, 2019 and 2018. Management evaluates debt securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.

Marketable Equity Securities

Marketable equity securities consist of common stocks and money market mutual funds. The Company held equity securities with an aggregate fair value of $14.8 million and $13.4 million at June 30, 2019 and December 31, 2018, respectively.

The following is a summary of unrealized and realized gains and losses recognized in net income on marketable equity securities during the three and six months ended June 30, 2019:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(In thousands)
Net realized (losses) gains on marketable equity securities sold during the period	$(155)	$—	$(155)	$154
Net unrealized gains (losses) recognized during the reporting period on marketable equity securities still held at the reporting date	378	388	1,704	(303)
Net gains (losses) recognized during the period on marketable equity securities	$223	$388	$1,549	$(149)

5. LOANS

A summary of loans follows:

	June 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$668,997	11.5%	$647,367	11.4%
Home equity lines of credit	60,040	1.0	50,087	0.9
Multi-family	1,061,839	18.2	1,010,521	17.9
Commercial real estate	2,647,033	45.4	2,621,979	46.4
Construction	748,457	12.9	686,948	12.1
Total real estate loans	5,186,366	89.0	5,016,902	88.7
Commercial and industrial	627,718	10.8	625,018	11.1
Consumer	11,445	0.2	10,953	0.2
Total loans	5,825,529	100.0%	5,652,873	100.0%
Allowance for loan losses	(53,865)		(53,231)
Net deferred loan origination fees	(6,292)		(6,239)
Loans, net	$5,765,372		$5,593,403

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At June 30, 2019 and December 31, 2018, the Company was servicing loans for participants aggregating $202.8 million and $197.9 million, respectively.

At June 30, 2019, multi-family and commercial real estate loans with carrying values totaling $306.4 million and $857.8 million, respectively, were pledged as collateral for FHLB borrowings.

An analysis of the allowance for loan losses and related information follows:

	Three Months Ended June 30, 2019
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at March 31, 2019	$897	$8,382	$61	$28,194	$10,020	$6,353	$90	$53,997
Provision (credit) for loan losses	(62)	211	4	(413)	234	71	33	78
Charge-offs	—	—	—	—	—	(186)	(60)	(246)
Recoveries	—	—	1	5	—	—	30	36
Balance at June 30, 2019	$835	$8,593	$66	$27,786	$10,254	$6,238	$93	$53,865

	Three Months Ended June 30, 2018
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at March 31, 2018	$925	$6,989	$62	$23,873	$9,581	$5,978	$80	$47,488
Provision (credit) for loan losses	23	419	—	1,415	(417)	389	41	1,870
Charge-offs	—	—	—	—	—	—	(79)	(79)
Recoveries	68	—	1	5	—	—	48	122
Balance at June 30, 2018	$1,016	$7,408	$63	$25,293	$9,164	$6,367	$90	$49,401

	Six Months Ended June 30, 2019
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at December 31, 2018	$1,033	$8,240	$70	$27,785	$9,755	$6,236	$112	$53,231
Provision (credit) for loan losses	(198)	353	(6)	(4)	499	198	79	921
Charge-offs	—	—	—	—	—	(196)	(137)	(333)
Recoveries	—	—	2	5	—	—	39	46
Balance at June 30, 2019	$835	$8,593	$66	$27,786	$10,254	$6,238	$93	$53,865

	Six Months Ended June 30, 2018
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at December 31, 2017	$1,001	$6,263	$62	$21,513	$10,166	$6,084	$96	$45,185
Provision (credit) for loan losses	(53)	1,145	(1)	3,770	(1,177)	283	92	4,059
Charge-offs	—	—	—	—	—	—	(159)	(159)
Recoveries	68	—	2	10	175	—	61	316
Balance at June 30, 2018	$1,016	$7,408	$63	$25,293	$9,164	$6,367	$90	$49,401

	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
June 30, 2019
Amount of allowance for loan losses for loans deemed to be impaired	$35	$—	$—	$—	$—	$—	$—	$35
Amount of allowance for loan losses for loans not deemed to be impaired	800	8,593	66	27,786	10,254	6,238	93	53,830
	$835	$8,593	$66	$27,786	$10,254	$6,238	$93	$53,865
Loans deemed to be impaired	$1,136	$930	$—	$751	$—	$1,150	$—	$3,967
Loans not deemed to be impaired	667,861	1,060,909	60,040	2,646,282	748,457	626,568	11,445	5,821,562
	$668,997	$1,061,839	$60,040	$2,647,033	$748,457	$627,718	$11,445	$5,825,529

December 31, 2018
Amount of allowance for loan losses for loans deemed to be impaired	$45	$65	$—	$—	$—	$—	$—	$110
Amount of allowance for loan losses for loans not deemed to be impaired	988	8,175	70	27,785	9,755	6,236	112	53,121
	$1,033	$8,240	$70	$27,785	$9,755	$6,236	$112	$53,231
Loans deemed to be impaired	$1,190	$1,271	$—	$784	$—	$1,548	$—	$4,793
Loans not deemed to be impaired	646,177	1,009,250	50,087	2,621,195	686,948	623,470	10,953	5,648,080
	$647,367	$1,010,521	$50,087	$2,621,979	$686,948	$625,018	$10,953	$5,652,873

The following table provides information about the Company’s past due and non-accrual loans:

	30-59	60-89	90 Days
	Days	Days	or Greater	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(In thousands)
June 30, 2019
Real estate loans:
Residential real estate:
One- to four-family	$285	$119	$2,040	$2,444	$5,378
Commercial real estate	—	—	—	—	318
Total real estate loans	285	119	2,040	2,444	5,696
Commercial and industrial	—	—	350	350	350
Consumer	845	656	—	1,501	—
Total	$1,130	$775	$2,390	$4,295	$6,046

December 31, 2018
Real estate loans:
Residential real estate:
One- to four-family	$877	$462	$2,458	$3,797	$5,888
Home equity lines of credit	524	—	—	524	—
Multi-family	176	—	—	176	—
Commercial real estate	—	90	161	251	342
Total real estate loans	1,577	552	2,619	4,748	6,230
Commercial and industrial	214	—	515	729	676
Consumer	887	588	—	1,475	—
Total	$2,678	$1,140	$3,134	$6,952	$6,906

At June 30, 2019 and December 31, 2018, the Company did not have any accruing loans past due 90 days or more.

The following tables provide information with respect to the Company’s impaired loans:

	June 30, 2019			December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
Impaired loans without a valuation allowance:
One- to four-family	$774	$1,110		$653	$982
Multi-family	930	930		44	44
Commercial real estate	751	751		784	784
Commercial and industrial	1,150	1,666		1,548	1,878
Total	3,605	4,457		3,029	3,688
Impaired loans with a valuation allowance:
One- to four-family	362	362	$35	537	537	$45
Multi-family	—	—	—	1,227	1,227	65
Total	362	362	35	1,764	$1,764	110
Total impaired loans	$3,967	$4,819	$35	$4,793	$5,452	$110

	Three Months Ended June 30,
	2019			2018
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(In thousands)
One- to four-family	$1,297	$13	$8	$1,374	$13	$10
Multi-family	1,112	16	—	1,298	13	—
Commercial real estate	758	9	4	824	9	4
Commercial and industrial	1,351	16	—	1,486	14	—
Total impaired loans	$4,518	$54	$12	$4,982	$49	$14

	Six Months Ended June 30,
	2019			2018
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(In thousands)
One- to four-family	$1,304	$21	$12	$1,379	$27	$22
Multi-family	1,168	34	—	1,304	26	—
Commercial real estate	766	17	7	831	19	10
Commercial and industrial	1,416	32	—	1,505	29	—
Total impaired loans	$4,654	$104	$19	$5,019	$101	$32

The following table summarizes the Company’s troubled debt restructurings (“TDRs”) at the dates indicated:

	June 30,	December 31,
	2019	2018
	(In thousands)
TDRs on accrual status:
One- to four-family	$2,118	$2,152
Multi-family	930	1,271
Commercial real estate	—	8,906
Commercial and industrial	—	12
Total TDRs on accrual status	3,048	12,341
TDRs on non-accrual status:
One- to four-family	722	770
Total TDRs on non-accrual status	722	770
Total TDRs	$3,770	$13,111

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

The following table provides the Company’s risk-rated loans by class:

	June 30, 2019				December 31, 2018
	Multi-family			Commercial	Multi-family			Commercial
	residential	Commercial		and	residential	Commercial		and
	real estate	real estate	Construction	industrial	real estate	real estate	Construction	industrial
	(In thousands)
Loans rated 1 - 6	$1,058,471	$2,627,998	$748,457	$589,908	$1,006,295	$2,604,771	$686,948	$587,658
Loans rated 7	—	18,283	—	10,825	—	16,424	—	10,100
Loans rated 8	3,368	752	—	26,985	4,226	784	—	27,260
Loans rated 9	—	—	—	—	—	—	—	—
Loans rated 10	—	—	—	—	—	—	—	—
Total	$1,061,839	$2,647,033	$748,457	$627,718	$1,010,521	$2,621,979	$686,948	$625,018

For one- to four-family residential real estate loans, home equity lines of credit and consumer loans, management uses delinquency reports as the key credit quality indicator.

6. DEPOSITS

A summary of deposit balances, by type, follows:

	June 30,	December 31,
	2019	2018
	(In thousands)
Noninterest-bearing demand deposits	$505,679	$483,777
Interest-bearing demand deposits	1,161,835	1,190,346
Money market deposits	675,452	729,174
Regular savings and other deposits	986,112	794,813
Total non-certificate accounts	3,329,078	3,198,110
Term certificates less than $250,000	1,302,415	1,267,935
Term certificates $250,000 and greater	386,811	418,139
Total certificate accounts	1,689,226	1,686,074
Total deposits	$5,018,304	$4,884,184

A summary of term certificates, by maturity, follows:

	June 30, 2019		December 31, 2018
		Weighted		Weighted
Maturing	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Within 1 year	$1,232,000	2.18%	$1,043,283	1.98%
Over 1 year to 2 years	395,466	2.09	485,028	2.18
Over 2 years to 3 years	23,263	1.74	96,591	2.01
Over 3 years to 4 years	30,778	2.61	47,926	2.37
Over 4 years to 5 years	7,719	1.77	13,246	2.21
	$1,689,226	2.16%	$1,686,074	2.05%

The Company had certificate of deposit accounts obtained through a listing service, included in term certificates in the table above, totaling $35.4 million with a weighted average rate of 2.58% and $54.8 million with a weighted average rate of 2.37% at June 30, 2019 and December 31, 2018, respectively. The Company had brokered certificates of deposit, which are included in term certificates in the table above, totaling $479.5 million with a weighted average rate of 2.26% and $413.8 million with a weighted average rate of 2.20% at June 30, 2019 and December 31, 2018, respectively. In addition, the Company had $150.4 million and $150.2 million in brokered interest-bearing demand deposits at June 30, 2019 and December 31, 2018, respectively, and $60.0 million in brokered savings accounts at June 30, 2019.

7. BORROWINGS

The Company had no short-term borrowings at June 30, 2019. At December 31, 2018, short-term borrowings consisted of an FHLB advance totaling $50.0 million with a rate of 2.66% and an original maturity of less than one year. The Company has an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily and $296,000 of borrowing capacity at the Federal Reserve Bank discount window. No amounts were drawn on the line of credit and no borrowings were outstanding with the Federal Reserve Bank discount window as of June 30, 2019 or December 31, 2018.

Long-term debt consists of FHLB advances as follows:

	June 30, 2019		December 31, 2018
		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Fixed rate advances maturing:
2019	$3,104	2.06%	$4,160	1.86%
2020	136,359	2.29	67,095	2.38
2021	25,000	1.70	25,000	1.70
2022	110,625	1.97	105,625	1.79
2023	275,000	3.10	75,000	2.50
2024	20,000	2.61	—	—
Thereafter	10,000	1.21	20,000	1.36
	580,088	2.58	296,880	2.07
Variable rate advances maturing:
2023	20,000	1.60	220,000	1.17
2024	—	—	—	—
Thereafter	—	—	20,000	1.75
	20,000	1.60	240,000	1.22

Total advances	$600,088	2.55%	$536,880	1.69%

At June 30, 2019, advances totaling $360.0 million, with a weighted average rate of 2.80%, are callable by the FHLB prior to maturity, including variable rate advances totaling $20.0 million, with a weighted average rate of 1.60%.

Variable rate advances adjust based on the following:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Variable rate advances adjusting during the first year:
3 Month Libor less 100bp	$20,000	$45,000
3 Month Libor less 125bp	—	25,000
3 Month Libor less 130bp	—	85,000
3 Month Libor less 200bp	—	50,000
3 Month Libor less 230bp	—	15,000
	20,000	220,000
Variable rate advances adjusting during the first two years:
3 Month Libor less 100bp	—	20,000
	—	20,000

Total variable rate advances	$20,000	$240,000

All borrowings from the FHLB are secured by investment securities and qualified collateral, consisting of a blanket lien on one- to four-family loans and certain multi-family and commercial real estate loans held in the Company’s portfolio. At June 30, 2019, the Company pledged multi-family and commercial real estate loans with carrying values totaling $306.4 million and $857.8 million, respectively.

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

A summary of outstanding loan commitments whose contract amounts represent credit risk is as follows:

	June 30,	December 31,
	2019	2018
	(In thousands)
Unadvanced portion of existing loans:
Construction	$496,507	$559,139
Home equity lines of credit	72,108	56,323
Other lines and letters of credit	359,857	311,842
Commitments to originate:
One- to four-family	30,769	20,226
Commercial real estate	51,239	82,810
Construction	153,051	182,207
Commercial and industrial	12,355	7,460
Total loan commitments outstanding	$1,175,886	$1,220,007

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

Interest Rate Swaps

The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with commercial business customers to synthetically convert their loans from a variable rate to a fixed rate. The Company pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. Concurrently, the Company enters into an offsetting interest rate swap with a third party financial institution. In the offsetting swap, the Company pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating and probability of default. At June 30, 2019, the Company had $4.2 million in cash pledged for collateral on its interest rate swaps with the third-party financial institution. At December 31, 2018, the Company had no cash pledged for collateral on its interest rate swaps with the third-party financial institution.

Summary information regarding these derivatives is presented below:

				June 30, 2019		December 31, 2018
	Maturity	Interest Rate Paid	Interest Rate Received	Notional Amount	Fair Value Asset (Liability)	Notional Amount	Fair Value Asset (Liability)
				(Dollars in thousands)
Customer interest rate swap	06/07/32	1 Mo. Libor + 200bp	Fixed (4.40%)	$63,219	$3,117	$64,004	$(1,310)
Third-party interest rate swap	06/07/32	Fixed (4.40%)	1 Mo. Libor + 200bp	63,219	(3,117)	64,004	1,310

Customer interest rate swap	10/17/33	1 Mo. Libor + 175bp	Fixed (4.1052%)	$10,316	$908	$10,458	$471
Third-party interest rate swap	10/17/33	Fixed (4.1052%)	1 Mo. Libor + 175bp	10,316	(908)	10,458	(471)

Customer interest rate swap	12/13/26	1 Mo. Libor + 205bp	Fixed (3.82%)	$2,644	$9	$2,725	$(109)
Third-party interest rate swap	12/13/26	Fixed (3.82%)	1 Mo. Libor + 205bp	2,644	(9)	2,725	109

Other Commitments

As of June 30, 2019, the Company has an outstanding commitment of $10.8 million with its core data processing provider through December 2021.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized as follows. There were no liabilities measured at fair value on a recurring basis.

				Total Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
June 30, 2019
Assets:
Debt securities	$—	$16,500	$—	$16,500
Marketable equity securities	14,776	—	—	14,776
Loan level interest rate swaps	—	—	4,034	4,034
Total assets	$14,776	$16,500	$4,034	$35,310

Liabilities:
Loan level interest rate swaps	$—	$—	$4,034	$4,034
Total liabilities	$—	$—	$4,034	$4,034
				Total Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
December 31, 2018
Assets:
Debt securities	$—	$17,159	$—	$17,159
Marketable equity securities	13,437	—	—	13,437
Loan level interest rate swaps	—	—	1,890	1,890
Total assets	$13,437	$17,159	$1,890	$32,486
Liabilities:
Loan level interest rate swaps	$—	$—	$1,890	$1,890
Total liabilities	$—	$—	$1,890	$1,890

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or market accounting or write-downs of individual assets.

Certain impaired loans were adjusted to fair value, less cost to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for loan losses. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. Impaired loans measured at fair value at June 30, 2019 and December 31, 2018 were $1.7 million and $2.1 million, respectively. The related gains and losses were immaterial for the three and six months ended June 30, 2019 and 2018.

Summary of Fair Values of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2019
Financial assets:
Cash and due from banks	$361,050	$361,050	$—	$—	$361,050
Certificates of deposit	5,247	—	5,249	—	5,249
Securities available for sale, at fair value	16,500	—	16,500	—	16,500
Marketable equity securities, at fair value	14,776	14,776	—	—	14,776
Federal Home Loan Bank stock	27,469	—	—	27,469	27,469
Loans and loans held for sale, net	5,767,477	—	—	5,730,926	5,730,926
Accrued interest receivable	15,436	—	—	15,436	15,436
Loan level interest rate swaps	4,034	—	—	4,034	4,034
Financial liabilities:
Deposits	5,018,304	—	—	5,061,528	5,061,528
Borrowings	600,088	—	610,462	—	610,462
Accrued interest payable	4,581	—	—	4,581	4,581
Loan level interest rate swaps	4,034	—	—	4,034	4,034

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2018
Financial assets:
Cash and due from banks	$371,995	$371,995	$—	$—	$371,995
Certificates of deposit	5,247	—	5,303	—	5,303
Securities available for sale, at fair value	17,159	—	17,159	—	17,159
Marketable equity securities, at fair value	13,437	13,437	—	—	13,437
Federal Home Loan Bank stock	29,187	—	—	29,187	29,187
Loans and loans held for sale, net	5,593,812	—	—	5,489,521	5,489,521
Accrued interest receivable	14,267	—	—	14,267	14,267
Loan level interest rate swaps	1,890	—	—	1,890	1,890
Financial liabilities:
Deposits	4,884,184	—	—	4,714,313	4,714,313
Borrowings	586,880	—	582,861	—	582,861
Accrued interest payable	3,388	—	—	3,388	3,388
Loan level interest rate swaps	1,890	—	—	1,890	1,890

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

Comparison of Financial Condition at June 30, 2019 and December 31, 2018

Assets. Total assets increased $189.9 million, or 3.1%, to $6.369 billion at June 30, 2019 from $6.179 billion at December 31, 2018. Net loans increased $172.0 million, or 3.1%, to $5.765 billion at June 30, 2019 from $5.593 billion at December 31, 2018. Cash and due from banks decreased $10.9 million, or 2.9%, to $361.1 million at June 30, 2019 from $372.0 million at December 31, 2018. Securities at fair value increased $680,000, or 2.2%, to $31.3 million at June 30, 2019 from $30.6 million at December 31, 2018.

Loan Portfolio Analysis. At June 30, 2019, net loans were $5.765 billion, or 90.5% of total assets. During the six months ended June 30, 2019, net loans increased $172.0 million, or 3.1% from December 31, 2018. Loan originations totaled $553.5 million during the six months ended June 30, 2019. The increase in net loans resulted primarily from increases of $61.5 million in construction loans, $51.3 million in multi-family loans, $25.1 million in commercial real estate loans, $21.6 million in one- to four-family loans and $10.0 million in home equity lines of credit. The increase in commercial real estate loans reflects a $70.0 million loan pay-off that occurred in the second quarter. Refer to Note 5, Loans, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding the loans held in the Company’s loan portfolio.

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

Delinquencies. Total past due loans decreased $2.7 million, or 38.2%, to $4.3 million at June 30, 2019 from $7.0 million at December 31, 2018, reflecting net decreases of $1.5 million in loans 30 to 59 days past due, $365,000 in loans 60 to 89 days past due, and $744,000 in loans 90 days or greater past due. At June 30, 2019, non-accrual loans exceeded loans 90 days or greater past due primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected and certain loans remain on non-accrual status until they attain a sustained contractual payment history of six consecutive months.

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including TDRs on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At June 30, 2019 we did not have any accruing loans past due 90 days or greater. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the fair value, less estimated costs to sell, at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $981,000 at June 30, 2019.

The following table provides information with respect to our non-performing assets at the dates indicated.

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One- to four-family	$5,378	$5,888
Commercial real estate	318	342
Total real estate loans	5,696	6,230
Commercial and industrial	350	676
Total non-accrual loans (1)	6,046	6,906
Total non-performing assets	$6,046	$6,906
Non-accrual loans to total loans	0.10%	0.12%
Non-accrual loans to total assets	0.09%	0.11%
Non-performing assets to total assets	0.09%	0.11%

(1)	TDRs on accrual status not included above totaled $3.0 million and $12.3 million at June 30, 2019 and December 31, 2018, respectively.

Non-accrual loans decreased $860,000, or 12.5%, to $6.0 million, or 0.10% of total loans outstanding at June 30, 2019, from $6.9 million, or 0.12% of total loans outstanding at December 31, 2018, due to decreases of $510,000 in one- to four-family loans, $326,000 in commercial and industrial loans, and $24,000 in commercial real estate loans.

Achieving and maintaining a moderate risk profile by aggressively managing troubled assets has been and will continue to be a primary focus for us. At June 30, 2019, our allowance for loan losses was $53.9 million, or 0.92% of total loans and 890.92% of non-accrual loans, compared to $53.2 million, or 0.94% of total loans and 770.79% of non-accrual loans at December 31, 2018. We increased our allowance primarily as a result of growth in the loan portfolio, and in particular, construction and multi-family loans. Included in our allowance at June 30, 2019 was a general component of $53.8 million, which is based upon our evaluation of various factors relating to loans not deemed to be impaired. We continue to believe our level of non-performing loans and assets, which declined significantly during the past two years, is manageable and we believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

At June 30, 2019 and December 31, 2018, the Company did not hold any foreclosed real estate. We continue to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures.

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

Total TDRs decreased $9.3 million to $3.8 million at June 30, 2019 from $13.1 million at December 31, 2018, primarily due to the reclassification of an $8.9 million commercial real estate loan from TDR status based on the loan’s market rate terms, financial strength of the borrower and value of the underlying property. Modifications of TDRs consist of rate reductions, loan term extensions or provisions for interest-only payments for specified periods up to 12 months. We have generally been successful with the concessions we have offered to borrowers to date. We generally return TDRs to accrual status when they have sustained payments for six consecutive months based on the restructured terms and future payments are reasonably assured.

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

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. These other potential problem loans are generally loans classified as “substandard” or 8-rated loans in accordance with our ten-grade internal loan rating system that is consistent with guidelines established by banking regulators. At June 30, 2019 other potential problem loans totaled $28.3 million, including $25.9 million in commercial and industrial loans and $2.4 million in multi-family loans. The $25.9 million in commercial and industrial loans classified as substandard consists of loans to non-profit educational organizations in eastern Massachusetts that were identified during our loan review process as having possible financial issues that, if not corrected, could result in some loss to the Company. It was determined that this loan relationship is performing in accordance with the terms of the loans with the current expectation that we will be repaid in full in accordance with those terms, but with continual credit monitoring of the relationship.

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

Changes in the allowance for loan losses during the periods indicated were as follows:

	Six Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Beginning balance	$53,231	$45,185
Provision for loan losses	921	4,059
Charge-offs:
Commercial and industrial	196	—
Consumer	137	159
Total charge-offs	333	159
Recoveries:
One- to four-family	—	68
Commercial real estate	5	10
Construction	—	175
Home equity lines of credit	2	2
Consumer	39	61
Total recoveries	46	316
Net charge-offs (recoveries)	287	(157)
Ending balance	$53,865	$49,401
Allowance to non-accrual loans	890.92%	624.93%
Allowance to total loans outstanding	0.92%	0.96%
Net charge-offs (recoveries) to average loans outstanding	0.01%	(0.01)%

Our provision for loan losses was $921,000 for the six months ended June 30, 2019 compared to $4.1 million for the six months ended June 30, 2018, reflecting a reduction in loan growth. The changes in the provision and the allowance for loan losses coverage ratio were based on management’s assessment of loan portfolio growth and composition changes, declines in historical charge-off trends, reduced levels of problem loans and other improving asset quality trends. The increase in the allowance for loan losses at June 30, 2019 compared to December 31, 2018 was primarily due to increased allocations in the construction and multi-family loan categories, partially offset by a decreased allocation in the one- to four-family category. Generally, multi-family, commercial real estate, construction and commercial and industrial loan categories have higher inherent credit risks than one- to four- family loans and home equity lines of credit. We continue to assess the adequacy of our allowance for loan losses in accordance with established policies.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	June 30, 2019			December 31, 2018
			Percent of			Percent of
		Percent of	Loans in		Percent of	Loans in
		Allowance	Category		Allowance	Category
		to Total	of Total		to Total	of Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$835	1.6%	11.5%	$1,033	1.9%	11.4%
Multi-family	8,593	16.0	18.2	8,240	15.5	17.9
Home equity lines of credit	66	0.1	1.0	70	0.1	0.9
Commercial real estate	27,786	51.5	45.4	27,785	52.3	46.4
Construction	10,254	19.0	12.9	9,755	18.3	12.1
Total real estate loans	47,534	88.2	89.0	46,883	88.1	88.7
Commercial and industrial	6,238	11.6	10.8	6,236	11.7	11.1
Consumer	93	0.2	0.2	112	0.2	0.2
Total loans	$53,865	100.0%	100.0%	$53,231	100.0%	100.0%

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

We had impaired loans totaling $4.0 million and $4.8 million as of June 30, 2019 and December 31, 2018, respectively. At June 30, 2019, impaired loans totaling $362,000 had a valuation allowance of $35,000. Impaired loans totaling $1.8 million had a valuation allowance of $110,000 at December 31, 2018. Our average investment in impaired loans was $4.7 million and $5.0 million for the six months ended June 30, 2019 and 2018, respectively.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment based on payment status. Accordingly, we do not separately identify individual one- to four-family residential real estate, home equity lines of credit or consumer loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring. We periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a TDR. All TDRs are initially classified as impaired.

Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral-dependent as of June 30, 2019 and considered any probable loss in determining the allowance for loan losses.

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

Securities Portfolio. At June 30, 2019 our securities portfolio was $31.3 million, or 0.5% of total assets, compared to $30.6 million, or 0.5% of total assets, at December 31, 2018. During the six months ended June 30, 2019, the securities portfolio increased $680,000, or 2.2% primarily due to a net unrealized gain recognized on marketable equity securities of $1.7 million. At June 30, 2019, the securities portfolio consisted of $16.5 million, or 52.8%, in debt securities and $14.8 million, or 47.2%, in marketable equity securities. The debt securities within the portfolio are government-sponsored enterprises, municipal bonds, and mortgage-backed securities issued by government-sponsored enterprises and private companies. Included in marketable equity securities are common stocks and money market mutual funds. We purchase marketable equity securities with the intent to generate long-term capital gains through purchasing investment grade dividend paying securities in companies with relatively low long-term debt and a history of sustained earnings and above-average growth. We typically initiate a securities position based on market opportunities. At June 30, 2019 we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our stockholders’ equity. Refer to Note 4, Securities, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our securities portfolio.

Deposits. Deposits are a major source of our funds for lending and other investment purposes. Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Our deposit base is comprised of demand, interest-bearing checking, money market, regular savings and other deposits, and certificates of deposit, which include brokered certificates of deposit. We consider demand, interest-bearing checking, money market, and regular savings and other deposits to be core deposits. Total deposits increased $134.1 million, or 2.7%, to $5.018 billion at June 30, 2019 from $4.884 billion at December 31, 2018. Our continuing focus on the acquisition and expansion of core deposit relationships resulted in net growth in core deposits of $131.0 million, or 4.1%, to $3.329 billion, or 66.3% of total deposits. Refer to Note 6, Deposits, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our deposits.

The following table sets forth the average balances of deposits for the periods indicated.

	Six Months Ended June 30,
	2019			2018
			Percent			Percent
	Average	Average	of Total	Average	Average	of Total
	Balance	Rate	Deposits	Balance	Rate	Deposits
	(Dollars in thousands)
Noninterest-bearing demand deposits	$488,897	—%	10.1%	$485,665	—%	11.1%
Interest-bearing demand deposits	1,202,572	1.76	23.2	1,068,456	1.18	25.7
Money market deposits	687,260	1.26	13.5	866,268	1.02	19.7
Regular savings and other deposits	937,789	1.67	19.8	337,156	0.14	7.7
Certificates of deposit	1,641,012	2.11	33.4	1,440,854	1.73	35.8
Total	$4,957,530	1.62%	100.0%	$4,198,399	1.12%	100.0%

Borrowings. We use borrowings from the FHLB to supplement our supply of funds for loans and investments. At June 30, 2019 and December 31, 2018, FHLB advances totaled $600.1 million and $586.9 million, respectively, with a weighted average rate of 2.55% and 1.77%, respectively. Total borrowings increased $13.2 million, or 2.3%, during the six months ended June 30, 2019. During the six months ended June 30, 2019, the Bank entered into long-term advances totaling $120.0 million with terms ranging from one to three years and fixed interest rates ranging from 2.02% to 2.28%. During the six months ended June 30, 2019, advances maturing with the FHLB totaled $50.0 million and consisted of a short-term advance with a term of three months and a fixed interest rate of 2.66%. Advances called by the FHLB during the six months ended June 30, 2019 totaled $55.0 million and consisted of three long-term advances with original terms of 5 to 10 years and interest rates ranging from 1.50% to 1.60% at the time of call. At June 30, 2019, we also had an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily, none of which was outstanding at that date. Refer to Note 7, Borrowings, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our borrowings.

Information relating to borrowings is detailed in the following table.

	Six Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Balance outstanding at end of period	$600,088	$591,660
Average amount outstanding during the period	$555,076	$556,672
Weighted average interest rate during the period	2.13%	1.34%
Maximum outstanding at any month end	$600,088	$601,956
Weighted average interest rate at end of period	2.55%	1.52%

Stockholders’ Equity. Total stockholders’ equity increased $21.0 million, or 3.1%, to $695.7 million at June 30, 2019, from $674.7 million at December 31, 2018. The increase for the six months ended June 30, 2019 was due primarily to net income of $30.2 million and $3.4 million related to stock-based compensation plans, partially offset by the repurchase of 341,019 shares of the Company’s stock at a total cost of $5.7 million, and dividends of $0.14 per share totaling $7.1 million. Stockholders’ equity to assets was 10.92% at June 30, 2019, unchanged from December 31, 2018. Book value per share increased to $13.05 at June 30, 2019 from $12.60 at December 31, 2018. At June 30, 2019, the Company and the Bank continued to exceed all regulatory capital requirements. Refer to “- Capital Management” within this report for more information regarding capital requirements and actual capital amounts and ratios for the Bank and the Company.

Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018

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

Net income information is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
	(Dollars in thousands)
Net interest income	$42,470	$41,047	$1,423	3.5%	$85,067	$80,895	$4,172	5.2%
Provision for loan losses	78	1,870	(1,792)	(95.8)	921	4,059	(3,138)	(77.3)
Non-interest income	2,954	2,858	96	3.4	6,782	5,191	1,591	30.6
Non-interest expenses	25,117	23,465	1,652	7.0	50,913	48,154	2,759	5.7
Net income	15,168	14,062	1,106	7.9	30,239	26,056	4,183	16.1
Basic earnings per share	0.30	0.27	0.03	11.1	0.59	0.51	0.09	17.0
Diluted earnings per share	0.29	0.27	0.02	7.4	0.59	0.49	0.10	19.4
Return on average assets	0.97%	1.01%	(0.04)%	(4.0)	0.97%	0.96%	0.01%	1.0
Return on average equity	8.75%	8.50%	0.25%	2.9	8.79%	7.93%	0.86%	10.8

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

	Three Months Ended June 30,
	2019			2018
	Average Balance	Interest (1)	Yield Cost (1)(6)	Average Balance	Interest (1)	Yield Cost (1)(6)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$5,809,827	$64,740	4.47%	$5,043,367	$54,491	4.33%
Securities and certificates of deposits	36,447	312	3.43	70,155	443	2.53
Other interest-earning assets (3)	290,092	1,943	2.69	328,659	1,527	1.86
Total interest-earning assets	6,136,366	66,995	4.38	5,442,181	56,461	4.16
Noninterest-earning assets	136,159			118,324
Total assets	$6,272,525			$5,560,505
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,215,832	5,584	1.84	$1,104,003	3,486	1.27
Money market deposits	674,851	2,158	1.28	849,177	2,326	1.10
Regular savings and other deposits	954,811	3,961	1.66	339,004	118	0.14
Certificates of deposit	1,660,373	8,950	2.16	1,504,883	6,821	1.82
Total interest-bearing deposits	4,505,867	20,653	1.84	3,797,067	12,751	1.35
Borrowings	532,449	3,151	2.37	591,862	2,049	1.39
Total interest-bearing liabilities	5,038,316	23,804	1.90	4,388,929	14,800	1.35
Noninterest-bearing demand deposits	495,090			482,903
Other noninterest-bearing liabilities	45,506			27,018
Total liabilities	5,578,912			4,898,850
Total stockholders' equity	693,613			661,655
Total liabilities and stockholders' equity	$6,272,525			$5,560,505
Net interest-earning assets	$1,098,050			$1,053,252
Fully tax-equivalent net interest income		43,191			41,661
Less: tax-equivalent adjustments		(721)			(614)
Net interest income		$42,470			$41,047
Interest rate spread (1)(4)			2.48%			2.81%
Net interest margin (1)(5)			2.82%			3.07%
Average interest-earning assets to average interest-bearing liabilities		121.79%			124.00%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$5,000,957	$20,653	1.66%	$4,279,970	$12,751	1.19%
Total deposits and borrowings, including noninterest-bearing demand deposits	$5,533,406	$23,804	1.73%	$4,871,832	$14,800	1.22%

(1)

Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, as well as resulting yields, interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the three months ended June 30, 2019 and 2018, yields on loans before tax-equivalent adjustments were 4.42% and 4.29%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 3.20% and 2.38%, respectively, and yields on total interest-earning assets before tax-equivalent adjustments were 4.33% and 4.12%, respectively. Interest rate spread before tax-equivalent adjustments for the three months ended June 30, 2019 and 2018 was 2.43% and 2.77%, respectively, while net interest margin before tax-equivalent adjustments for the three months ended June 30, 2019 and 2018 was 2.78% and 3.03%, respectively.

(2)	Loans on non-accrual status are included in average balances.
(3)	Includes FHLB stock and associated dividends.
(4)	Interest rate spread represents the difference between the tax-equivalent yield on interest-earning assets and the cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income (tax-equivalent basis) divided by average interest-earning assets.
(6)	Annualized.

	Six Months Ended June 30,
	2019			2018
	Average Balance	Interest (1)	Yield Cost (1)(6)	Average Balance	Interest (1)	Yield Cost (1)(6)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$5,752,551	$127,065	4.45%	$4,910,858	$105,064	4.31%
Securities and certificates of deposits	36,478	584	3.23	83,260	966	2.34
Other interest-earning assets (3)	321,472	4,520	2.84	323,301	3,049	1.90
Total interest-earning assets	6,110,501	132,169	4.36	5,317,419	109,079	4.14
Noninterest-earning assets	127,095			121,096
Total assets	$6,237,596			$5,438,515
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,202,572	10,524	1.76	$1,068,456	6,277	1.18
Money market deposits	687,260	4,306	1.26	866,268	4,383	1.02
Regular savings and other deposits	937,789	7,763	1.67	337,156	232	0.14
Certificates of deposit	1,641,012	17,211	2.11	1,440,854	12,368	1.73
Total interest-bearing deposits	4,468,633	39,804	1.80	3,712,734	23,260	1.26
Borrowings	555,076	5,876	2.13	556,672	3,691	1.34
Total interest-bearing liabilities	5,023,709	45,680	1.83	4,269,406	26,951	1.27
Noninterest-bearing demand deposits	488,897			485,665
Other noninterest-bearing liabilities	37,324			26,136
Total liabilities	5,549,930			4,781,207
Total stockholders' equity	687,666			657,308
Total liabilities and stockholders' equity	$6,237,596			$5,438,515
Net interest-earning assets	$1,086,792			$1,048,013
Fully tax-equivalent net interest income		86,489			82,128
Less: tax-equivalent adjustments		(1,422)			(1,233)
Net interest income		$85,067			$80,895
Interest rate spread (1)(4)			2.53%			2.87%
Net interest margin (1)(5)			2.85%			3.11%
Average interest-earning assets to average interest-bearing liabilities		121.63%			124.55%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$4,957,530	$39,804	1.62%	$4,198,399	$23,260	1.12%
Total deposits and borrowings, including noninterest-bearing demand deposits	$5,512,606	$45,680	1.67%	$4,755,071	$26,951	1.14%

(1)

Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, as well as resulting yields, interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the six months ended June 30, 2019 and 2018, yields on loans before tax-equivalent adjustments were 4.41% and 4.27%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 3.02% and 2.20%, respectively, and yields on total interest-earning assets before tax-equivalent adjustments were 4.31% and 4.09%, respectively. Interest rate spread before tax-equivalent adjustments for the six months ended June 30, 2019 and 2018 was 2.48% and 2.82%, respectively, while net interest margin before tax-equivalent adjustments for the three months ended June 30, 2019 and 2018 was 2.81% and 3.07%, respectively.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2019 Compared to 2018			2019 Compared to 2018
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:
Loans	$8,496	$1,753	$10,249	$18,499	$3,502	$22,001
Securities and certificates of deposit	(256)	125	(131)	(666)	284	(382)
Other interest-earning assets	(196)	612	416	(17)	1,488	1,471
Total	8,044	2,490	10,534	17,816	5,274	23,090
Interest expense:
Deposits	1,160	6,742	7,902	2,773	13,771	16,544
Borrowings	(224)	1,326	1,102	(11)	2,196	2,185
Total	936	8,068	9,004	2,762	15,967	18,729
Change in fully tax-equivalent net interest income	$7,108	$(5,578)	$1,530	$15,054	$(10,693)	$4,361

The interest rate spread and net interest margin on a tax-equivalent basis were 2.48% and 2.82%, respectively, for the three months ended June 30, 2019 compared to 2.81% and 3.07%, respectively, for the three months ended June 30, 2018. For the six months ended June 30, 2019, the interest rate spread and net interest margin on a tax-equivalent basis were 2.53% and 2.85%, respectively, compared to 2.87% and 3.11%, respectively, for the six months ended June 30, 2018. Net interest income increased 3.5% and 5.2% for the three and six months ended June 30, 2019, respectively, compared to the respective prior periods and was primarily due to growth in average loan balances and yields on interest-earning assets, partially offset by growth in in the average balances of deposits and borrowings along with an increase in the cost of funds.

The yield on interest-earning assets on a tax-equivalent basis increased 22 basis points to 4.38% for the for the three months ended June 30, 2019, compared to 4.16% for the three months ended June 30, 2018, while the cost of funds increased 51 basis points to 1.73% from 1.22% for the three months ended June 30, 2019 and 2018, respectively. The increase in interest income was primarily due to growth in the Company’s average loan balances of $766.5 million, or 15.2%, to $5.810 billion and a 14 basis point increase in the yield on loans to 4.47% on a tax-equivalent basis, from 4.33% for the three months ended June 30, 2018. The increase in interest expense on deposits was primarily due to the growth in average total deposits of $721.0 million, or 16.8%, to $5.001 billion and an increase in the average total cost of deposits of 47 basis points to 1.66% for the three months ended June 30, 2019 compared to 1.19% for the same period in 2018. The increase in interest expense on borrowings was primarily due to an increase in the cost of average borrowings of 98 basis points to 2.37% for the three months ended June 30, 2019 compared to 1.39% for the three months ended June 30, 2018, partially offset by a decrease in average borrowings of $59.4 million, or 10.0%, to $532.4 million.

The yield on interest-earning assets on a tax-equivalent basis increased 22 basis points to 4.36% for the six months ended June 30, 2019 compared to 4.14% for the six months ended June 30, 2018, while the cost of funds increased 53 basis points to 1.67% from 1.14% for the six months ended June 30, 2019 and 2018, respectively. The increase in interest income was primarily due to growth in the Company’s average loan balances of $841.7 million, or 17.1%, to $5.753 billion and a 14 basis point increase in the yield on loans to 4.45% on a tax-equivalent basis, from 4.31% for the six months ended June 30, 2018. The increase in interest expense on deposits was primarily due to the growth in average total deposits of $759.1 million, or 18.1%, to $4,958 billion and an increase in the average total cost of deposits of 50 basis points to 1.62% for the six months ended June 30, 2019 compared to 1.12% for the same period in 2018. The increase in interest expense on borrowings was primarily due to an increase in the cost of average borrowings of 79 basis points to 2.13% for the six months ended June 30, 2019 compared to 1.34% for the six months ended June 30, 2018, partially offset by a decrease in average borrowings of $1.6 million, or 0.3%, to $555.1 million.

Provision for Loan Losses. The provision for loan losses was $78,000 for the three months ended June 30, 2019 compared to $1.9 million for the three months ended June 30, 2018. For the six months ended June 30, 2019, the provision for loan losses was $921,000 compared to $4.1 million for June 30, 2018. For further discussion of the changes in the provision and allowance for loan losses, refer to “- Comparison of Financial Condition at June 30, 2019 and December 31, 2018 - Allowance for Loan Losses.”

Non-Interest Income. Non-interest income information is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
	(Dollars in thousands)				(Dollars in thousands)
Customer service fees	$2,288	$2,282	$6	0.3%	$4,385	$4,452	$(67)	(1.5)%
Loan fees	53	(158)	211	133.5	130	137	(7)	(5.1)
Mortgage banking gains, net	101	63	38	60.3	141	196	(55)	(28.1)
Gain (loss) on marketable equity securities, net	223	388	(165)	(42.5)	1,549	(149)	1,698	1,139.6
Income from bank-owned life insurance	280	277	3	1.1	561	549	12	2.2
Other income	9	6	3	50.0	16	6	10	166.7
Total non-interest income	$2,954	$2,858	$96	3.4%	$6,782	$5,191	$1,591	30.6%

The increase in non-interest income for the three months ended June 30, 2019 was due primarily to an increase of $211,000 in loan fees, partially offset by a $165,000 decrease in gain on marketable equity securities, net. The increase in non-interest income for the six months ended June 30, 2019 was due primarily to a $1.7 million increase in gain on marketable equity securities, net, reflecting increases in market valuations. Refer to Note 4, Securities, in the Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our securities portfolio.

Non-Interest Expense. Non-interest expense information is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
	(Dollars in thousands)				(Dollars in thousands)
Salaries and employee benefits	$14,916	$14,438	$478	3.3%	$30,548	$29,832	$716	2.4%
Occupancy and equipment	3,650	3,025	625	20.7	7,246	6,564	682	10.4
Data processing	2,009	1,653	356	21.5	3,979	3,336	643	19.3
Marketing and advertising	1,299	1,006	293	29.1	2,461	1,973	488	24.7
Professional services	784	1,000	(216)	(21.6)	1,644	1,965	(321)	(16.3)
Deposit insurance	929	782	147	18.8	1,941	1,579	362	22.9
Merger and acquisition	—	14	(14)	(100.0)	—	88	(88)	(100.0)
Other general and administrative	1,530	1,547	(17)	(1.1)	3,094	2,817	277	9.8
Total non-interest expenses	$25,117	$23,465	$1,652	7.0%	$50,913	$48,154	$2,759	5.7%

The increases in salaries and employee benefits expense were primarily due to annual increases in employee compensation, payroll taxes and employee benefits, while the increases in occupancy and equipment expenses and data processing include costs associated with the expansion of our branch network, including one new branch opened late in the first quarter of 2018, three new branch openings in the fourth quarter of 2018, and one new branch opened in July 2019.

Income Tax Provision. The Company recorded a provision for income taxes of $5.1 million for the three months ended June 30, 2019, reflecting an effective tax rate of 25.0%, compared to $4.5 million, or a 24.3% effective tax rate, for the three months ended June 30, 2018. For the six months ended June 30, 2019, the provision for income taxes was $9.8 million, reflecting an effective rate of 24.4%, compared to $7.8 million, or an effective rate of 23.1% for the six months ended June 30, 2018.

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

Our most liquid assets are cash and due from banks, and certificates of deposit with other banks. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2019, cash and due from banks totaled $361.1 million and certificates of deposit totaled $5.2 million. In addition, at June 30, 2019, we had $356.9 million of available borrowing capacity with the FHLB, including a $9.4 million line of credit. On June 30, 2019, we had $600.1 million of advances outstanding. We periodically pledge additional multi-family and commercial real estate loans held in the Bank’s portfolio as qualified collateral to increase our borrowing capacity with the FHLB.

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

A significant use of our liquidity is the funding of loan originations. At June 30, 2019 and December 31, 2018, we had total loan commitments outstanding of $1.176 billion and $1.220 billion, respectively. Historically, many of the commitments expire without being fully drawn; therefore the total amount of commitments does not necessarily represent future cash requirements. Refer to Note 8, Commitments and Contingencies and Derivatives, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our outstanding commitments.

Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of June 30, 2019 totaled $1.232 billion, or 72.9% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained with us. We have the ability to attract and retain deposits by adjusting the interest rates offered and accepting brokered certificates of deposit when it is deemed cost effective.

Meridian Bancorp, Inc. is a separate legal entity from East Boston Savings Bank and it must provide for its own liquidity to pay dividends and repurchase its common stock and for other corporate purposes. Meridian Bancorp, Inc.’s primary source of liquidity is the remaining proceeds from the 2014 second-step offering, which may be augmented by dividend payments received from East Boston Savings Bank. The ability of East Boston Savings Bank to pay dividends is subject to regulatory requirements. At June 30, 2019, Meridian Bancorp, Inc. (on an unconsolidated basis) had cash and cash equivalents, certificates of deposit and equity securities totaling $29.0 million.

Capital Management. Both the Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2019, both the Company and the Bank exceeded all of their respective regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

Federal banking regulations include minimum capital requirements as set forth in the following table. Additionally, community banking institutions must maintain a capital conservation buffer of Total, Tier 1 and common equity Tier 1 capital in an amount greater than 2.5% of total to risk-weighted assets to avoid being subject to limitations on capital distributions, including dividend payments and stock repurchases, and discretionary bonuses. At June 30, 2019, the capital conservation buffer was 4.11% for the Company and 3.25% for the Bank.

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

The Company may use capital management tools such as cash dividends and common share repurchases. We are subject to the Federal Reserve Board’s notice provisions for stock repurchases. The Company repurchased 236,842 shares of its common stock at an average price of $17.21 during the three months ended June 30, 2019, or 47.35% of the 500,000 shares authorized for repurchase under the Company’s repurchase program adopted in April 2019. As of June 30, 2019, the Company had repurchased of 3,610,364 shares of its stock at an average price of $15.05 per share since August 2015. During the six months ended June 30, 2019 the Company’s Board of Directors declared two quarterly cash dividends of $0.07 per common share on February 28, 2019 and May 31, 2019. The dividend declared on May 31, 2019 was paid on July 2, 2019 to stockholders of record at the close of business on June 18, 2019.

The Company’s and the Bank’s actual capital amounts and ratios follow:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2019
Total Capital (to Risk Weighted Assets):
Company	$726,827	12.1%	$480,198	8.0%	N/A	N/A
Bank	674,543	11.2	479,839	8.0	$599,799	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Company	672,962	11.2	360,149	6.0	N/A	N/A
Bank	620,678	10.3	359,879	6.0	479,839	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	672,962	11.2	270,111	4.5	N/A	N/A
Bank	620,678	10.3	269,910	4.5	389,869	6.5
Tier 1 Capital (to Average Assets):
Company	672,962	10.8	249,865	4.0	N/A	N/A
Bank	620,678	10.0	249,264	4.0	311,580	5.0
December 31, 2018
Total Capital (to Risk Weighted Assets):
Company	$705,202	11.9%	$472,374	8.0%	N/A	N/A
Bank	625,403	10.6	472,027	8.0	$590,034	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Company	651,971	11.0	354,280	6.0	N/A	N/A
Bank	572,172	9.7	354,020	6.0	472,027	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	651,971	11.0	265,710	4.5	N/A	N/A
Bank	572,172	9.7	265,515	4.5	383,522	6.5
Tier 1 Capital (to Average Assets):
Company	651,971	11.0	236,979	4.0	N/A	N/A
Bank	572,172	9.7	235,627	4.0	294,534	5.0

A reconciliation of the Company’s and Bank’s stockholders’ equity to regulatory capital follows:

	June 30,		December 31,
	2019		2018
	Consolidated	Bank	Consolidated	Bank
	(In thousands)
Total stockholders' equity per financial statements	$695,701	$643,417	$674,654	$594,855
Adjustments to Tier 1 and Common Equity Tier 1 capital:
Accumulated other comprehensive loss (income)	24	24	348	348
Goodwill disallowed	(20,378)	(20,378)	(20,378)	(20,378)
Core deposit intangible	(2,385)	(2,385)	(2,653)	(2,653)
Total Tier 1 and Common Equity Tier 1 capital	672,962	620,678	651,971	572,172
Adjustments to total capital:
Allowance for loan losses	53,865	53,865	53,231	53,231
Total regulatory capital	$726,827	$674,543	$705,202	$625,403

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

For the six months ended June 30, 2019, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Increase (Decrease)	June 30, 2019			December 31, 2018
in Market Interest Rates	Amount	Change	Percent	Amount	Change	Percent
	(Dollars in thousands)
300	$151,756	$(23,495)	(13.41)%	$147,983	$(22,802)	(13.35)%
Flat	175,251			170,785
-100	179,819	4,568	2.61	175,942	5,157	3.02

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

ITEM 1A.   RISK FACTORS

For information regarding our risk factors, see “Risk Factors,” in the Company’s 2018 Annual Report on Form 10-K, filed with the SEC on March 1, 2019, which is available through the SEC’s website at www.sec.gov. As of June 30, 2019, our risk factors had not changed materially from those reported in the annual report. The risks described in the Annual Report are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a.)	Not applicable
(b.)	Not applicable
(c.)	The following table sets forth information with respect to any purchase made by or on behalf of the Company during the indicated periods:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2019	—	$—	—	500,099
May 1 – 31, 2019	236,842	$17.21	236,842	263,257
June 1 – 30, 2019	—	$—	—	263,257
	236,842	$17.21	236,842	263,257

(1)

In August 2015, the Company adopted a stock repurchase program of up to 5% of its outstanding common stock, or 2,737,334 shares of its common stock. In November 2018, the repurchase program was amended to increase the number of shares available for repurchase by up to 636,287, or approximately 1.2% of its outstanding common stock. The Company completed the repurchase of the 3,373,621 shares authorized under this plan in 2019.

(2)	In April 2019, the Company announced that it had adopted a new stock repurchase program of up to 0.9% of its outstanding common stock, or 500,000 shares of its common stock.

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

101

The following financial statements formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN BANCORP, INC. (Registrant)

Date: August 9, 2019	By:	/s/ Richard J. Gavegnano
Richard J. Gavegnano Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2019	By:	/s/ Mark L. Abbate
Mark L. Abbate
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)