Form 10-Q
period 2019-09-30
Meridian Bancorp, Inc.
filed 2019-11-12
CIK 1600125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2019

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

As of November 1, 2019, there were 53,377,099 outstanding shares of the Registrant’s common stock.

MERIDIAN BANCORP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
ASSETS
Cash and due from banks	$428,061	$371,995
Certificates of deposit	247	5,247
Securities available for sale, at fair value	15,799	17,159
Marketable equity securities, at fair value	14,313	13,437
Federal Home Loan Bank stock, at cost	28,947	29,187
Loans held for sale	1,828	409
Loans, net of deferred fees and costs	5,748,451	5,646,634
Less: allowance for loan losses	(50,831)	(53,231)
Loans, net	5,697,620	5,593,403
Bank-owned life insurance	41,267	40,734
Premises and equipment, net	65,582	45,140
Accrued interest receivable	14,305	14,267
Deferred tax asset, net	18,393	18,196
Goodwill	20,378	20,378
Core deposit intangible	2,254	2,653
Other assets	14,146	6,478
Total assets	$6,363,140	$6,178,683
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non interest-bearing	$514,941	$483,777
Interest-bearing	4,440,761	4,400,407
Total deposits	4,955,702	4,884,184
Short-term borrowings	—	50,000
Long-term debt	636,615	536,880
Accrued expenses and other liabilities	58,841	32,965
Total liabilities	5,651,158	5,504,029
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 53,297,061 and 53,541,429 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	533	535
Additional paid-in capital	375,618	378,583
Retained earnings	352,758	313,521
Accumulated other comprehensive income (loss)	48	(348)
Unearned compensation - ESOP, 2,343,949 and 2,435,272 shares at September 30, 2019 and December 31, 2018, respectively	(16,975)	(17,637)
Total stockholders' equity	711,982	674,654
Total liabilities and stockholders' equity	$6,363,140	$6,178,683

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$66,121	$55,849	$191,802	$159,738
Interest on debt securities:
Taxable	101	115	319	367
Tax-exempt	12	13	38	43
Dividends on equity securities	137	101	384	383
Interest on certificates of deposit	18	104	73	448
Other interest and dividend income	2,136	1,932	6,656	4,981
Total interest and dividend income	68,525	58,114	199,272	165,960
Interest expense:
Interest on deposits	20,178	14,284	59,982	37,544
Interest on short-term borrowings	1	—	296	—
Interest on borrowings	4,129	2,463	9,710	6,154
Total interest expense	24,308	16,747	69,988	43,698
Net interest income	44,217	41,367	129,284	122,262
Provision (reversal) for loan losses	(2,978)	226	(2,057)	4,285
Net interest income, after provision (reversal) for loan losses	47,195	41,141	131,341	117,977
Non-interest income:
Customer service fees	2,428	2,242	6,813	6,694
Loan fees	436	301	566	438
Mortgage banking gains, net	99	74	240	270
(Loss) gain on marketable equity securities, net	(463)	781	1,086	632
Income from bank-owned life insurance	285	279	846	828
Gain on life insurance distribution	52	—	52	—
Other income	12	—	28	6
Total non-interest income	2,849	3,677	9,631	8,868
Non-interest expenses:
Salaries and employee benefits	15,101	14,386	45,649	44,218
Occupancy and equipment	3,657	2,981	10,903	9,545
Data processing	2,026	1,747	6,005	5,083
Marketing and advertising	1,019	832	3,480	2,805
Professional services	680	683	2,324	2,648
Deposit insurance	10	851	1,951	2,430
Merger and acquisition	—	26	—	114
Other general and administrative	1,354	1,501	4,448	4,318
Total non-interest expenses	23,847	23,007	74,760	71,161
Income before income taxes	26,197	21,811	66,212	55,684
Provision for income taxes	6,508	4,454	16,284	12,271
Net income	$19,689	$17,357	$49,928	$43,413
Earnings per share:
Basic	$0.39	$0.34	$0.98	$0.84
Diluted	$0.38	$0.33	$0.97	$0.82
Weighted average shares outstanding:
Basic	50,923,760	51,492,448	51,031,359	51,487,192
Diluted	51,454,186	52,732,340	51,477,206	52,894,503

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$19,689	$17,357	$49,928	$43,413
Other comprehensive income (loss):
Securities available for sale:
Net unrealized gain (loss) on securities available for sale	100	(156)	550	(654)
Tax effect	(28)	43	(154)	217
Total other comprehensive income (loss)	72	(113)	396	(437)
Comprehensive income	$19,761	$17,244	$50,324	$42,976

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation - ESOP	Total
	(Dollars in thousands)
Nine Months Ended September 30, 2019
Balance at December 31, 2018	53,541,429	$535	$378,583	$313,521	$(348)	$(17,637)	$674,654
Comprehensive income	—	—	—	15,071	184	—	15,255
Dividends declared ($0.07 per share)	—	—	—	(3,569)	—	—	(3,569)
Repurchased stock related to buyback program	(104,177)	(1)	(1,646)	—	—	—	(1,647)
ESOP shares committed to be allocated (30,441 shares)	—	—	258	—	—	221	479
Share-based compensation expense - restricted stock, net of awards forfeited	(455)	—	681	—	—	—	681
Share-based compensation expense - stock options, net of awards forfeited	—	—	407	—	—	—	407
Shares surrendered related to tax withholdings on stock options exercised	(4,458)	—	(71)	—	—	—	(71)
Stock options exercised	110,307	1	198	—	—	—	199
Balance at March 31, 2019	53,542,646	$535	$378,410	$325,023	$(164)	$(17,416)	$686,388
Comprehensive income	—	—	—	15,168	140	—	15,308
Dividends declared ($0.07 per share)	—	—	—	(3,563)	—	—	(3,563)
Repurchased stock related to buyback program	(236,842)	(2)	(4,073)	—	—	—	(4,075)
ESOP shares committed to be allocated (30,441 shares)	—	—	300	—	—	220	520
Share-based compensation expense - restricted stock, net of awards forfeited	11,820	—	689	—	—	—	689
Share-based compensation expense - stock options, net of awards forfeited	—	—	411	—	—	—	411
Shares surrendered related to tax withholdings on stock options exercised	—	—	—	—	—	—	—
Stock options exercised	4,181	—	23	—	—	—	23
Balance at June 30, 2019	53,321,805	$533	$375,760	$336,628	$(24)	$(17,196)	$695,701
Comprehensive income	—	—	—	19,689	72	—	19,761
Dividends declared ($0.07 per share)	—	—	—	(3,559)	—	—	(3,559)
Repurchased stock related to buyback program	(87,801)	(1)	(1,547)	—	—	—	(1,548)
ESOP shares committed to be allocated (30,441 shares)		—	333	—	—	221	554
Share-based compensation expense - restricted stock, net of awards forfeited	(6,200)	—	695	—	—	—	695
Share-based compensation expense - stock options, net of awards forfeited	(7,067)	—	414	—	—	—	414
Shares surrendered related to tax withholdings on stock options exercised	—	—	(131)	—	—	—	(131)
Stock options exercised	76,324	1	94	—	—	—	95
Balance at September 30, 2019	53,297,061	$533	$375,618	$352,758	$48	$(16,975)	$711,982

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation - ESOP	Total
Nine Months Ended September 30, 2018
Balance at December 31, 2017	54,039,316	$540	$395,716	$268,533	$128	$(18,518)	$646,399
Cumulative effect of adopting Accounting Standards Update 2016-01	—	—	—	499	(499)	—	—
Comprehensive income (loss)	—	—	—	11,994	(245)	—	11,749
Dividends declared ($0.05 per share)	—	—	—	(2,576)	—	—	(2,576)
Repurchased stock related to buyback program	(100,000)	(1)	(1,995)	—	—	—	(1,996)
ESOP shares committed to be allocated (30,441 shares)	—	—	405	—	—	220	625
Share-based compensation expense - restricted stock, net of awards forfeited	(3,190)	—	716	—	—	—	716
Share-based compensation expense - stock options, net of awards forfeited	—	—	415	—	—	—	415
Stock options exercised	132,748	1	274	—	—	—	275
Balance at March 31, 2018	54,068,874	$540	$395,531	$278,450	$(616)	$(18,298)	$655,607
Cumulative effect of adopting Accounting Standards Update 2016-01	—	—	—	4	(4)	—	—
Comprehensive income (loss)	—	—	—	14,062	(79)	—	13,983
Dividends declared ($0.05 per share)	—	—	—	(2,567)	—	—	(2,567)
Repurchased stock related to buyback program	(214,010)	(2)	(4,063)	—	—	—	(4,065)
ESOP shares committed to be allocated (30,441 shares)	—	—	374	—	—	220	594
Share-based compensation expense - restricted stock, net of awards forfeited	(2,360)	—	696	—	—	—	696
Share-based compensation expense - stock options, net of awards forfeited	—	—	407	—	—	—	407
Stock options exercised	52,775	1	10	—	—	—	11
Balance at June 30, 2018	53,905,279	$539	$392,955	$289,949	$(699)	$(18,078)	$664,666
Comprehensive income (loss)	—	—	—	17,357	(113)	—	17,244
Dividends declared ($0.05 per share)	—	—	—	(2,581)	—	—	(2,581)
Repurchased stock related to buyback program	—	—	—	—	—	—	—
ESOP shares committed to be allocated (30,441 shares)	—	—	334	—	—	221	555
Share-based compensation expense - restricted stock, net of awards forfeited	12,650	—	698	—	—	—	698
Share-based compensation expense - stock options, net of awards forfeited	—	—	413	—	—	—	413
Shares surrendered related to tax withholdings on stock options exercised	(117,313)	(1)	(2,030)	—	—	—	(2,031)
Stock options exercised	432,715	4	175	—	—	—	179
Balance at September 30, 2018	54,233,331	$542	$392,545	$304,725	$(812)	$(17,857)	$679,143

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$49,928	$43,413
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of acquisition fair value adjustments	50	72
Amortization of core deposit intangible	399	442
ESOP shares expense	1,553	1,774
Provision (reversal) for loan losses	(2,057)	4,285
Accretion of net deferred loan origination fees	(1,786)	(1,158)
Net amortization of securities available for sale	35	40
Depreciation and amortization expense	2,370	2,170
Gain on marketable equity securities, net	(1,086)	(632)
Deferred income tax benefit	(351)	(537)
Income from bank-owned life insurance	(846)	(828)
Gain on life insurance distribution	(52)	—
Share-based compensation expense	3,297	3,345
Net changes in:
Loans held for sale	(1,419)	2,929
Accrued interest receivable	(38)	(507)
Other assets	(7,668)	(8,591)
Accrued expenses and other liabilities	7,758	2,403
Net cash provided by operating activities	50,087	48,620
Cash flows from investing activities:
Purchases of certificates of deposit	—	(5,000)
Maturities of certificates of deposit	5,000	53,435
Activity in securities, at fair value:
Proceeds from maturities, calls and principal payments	1,862	2,385
Proceeds from sales	223	3,867
Purchases	—	(1,595)
Loans originated, net of principal payments received	(100,438)	(606,335)
Proceeds from bank-owned life insurance distribution	365	—
Purchases of premises and equipment	(4,691)	(3,589)
Purchase of Federal Home Loan Bank stock	(2,570)	(6,153)
Redemption of Federal Home Loan Bank stock	2,810	—
Net cash used in investing activities	(97,439)	(562,985)
Cash flows from financing activities:
Net increase in deposits	71,532	303,348
Net change in borrowings with maturities less than three months	(50,000)	40,000
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	160,000	325,000
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(60,265)	(227,657)
Cash dividends paid on common stock	(10,694)	(7,718)
Stock options exercised, net of cash paid in connection with income taxes	115	(1,566)
Repurchase of common stock	(7,270)	(6,061)
Net cash provided by financing activities	103,418	425,346
Net change in cash and cash equivalents	56,066	(89,019)
Cash and cash equivalents at beginning of period	371,995	402,687
Cash and cash equivalents at end of period	$428,061	$313,668
Supplemental cash flow information:
Interest paid on deposits	$58,947	$37,030
Interest paid on borrowings	9,449	5,868
Income taxes paid, net of refunds	17,625	20,722

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission (“SEC”) on March 1, 2019, and is available through the SEC’s website at www.sec.gov.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Adopted During the Period

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842). This update is intended to improve financial reporting about leasing transactions and the key provision impacting the Company is the requirement for a lessee to record a right-to-use asset and liability representing the obligation to make lease payments for long-term operating leases. ASU 2016-02 became effective for the Company on January 1, 2019. As of September 30, 2019, the Company recorded an $18.1 million right-to-use lease asset and an obligation to make payment liability, representing the present value of future minimum lease payments, in premises and equipment, net and accrued expenses and other liabilities, respectively.

To be Adopted in Future Periods

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including loans, held-to-maturity debt securities and commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology, referred to as Current Expected Credit Loss, or CECL, that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to formulate credit loss estimates. Credit losses on available-for-sale debt securities will be measured in a manner similar to current GAAP, but will be recognized through an allowance rather than as a direct write-down. This update will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company currently plans to utilize the Cohort methodology to estimate its allowance for credit losses. To date the Company has (i) established a CECL project team comprised of individuals from finance, credit and lending to direct the project plan and execute key decisions; (ii) completed its historical data assessment and established loan portfolio segments with similar risk characteristics; (ii) contracted with a third-party vendor to implement the software solution that will incorporate the CECL loss measurement requirements; (iv) conducted preliminary testing and sensitivity analysis on its modeling assumptions and results; and (v) begun documentation of processes and internal controls. The Company plans to adopt the new standard effective January 1, 2020, and will continue to test, validate and refine its CECL models during the fourth quarter of 2019. Based on preliminary analysis and information currently available, the Company anticipates the adoption of this ASU to result in a decrease to the allowance for loan losses with an offsetting after-tax adjustment to retained earnings. However, further development, testing and evaluation of the CECL model is required to determine the actual impact that adoption of this standard will have on the financial condition and results of operations of the Company.

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

Basic and diluted earnings per share have been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share amounts)
Net income available to common stockholders	$19,689	$17,357	$49,928	$43,413
Basic weighted average shares outstanding	50,923,760	51,492,448	51,031,359	51,487,192
Effect of dilutive stock options	530,426	1,239,892	445,847	1,407,311
Diluted weighted average shares outstanding	51,454,186	52,732,340	51,477,206	52,894,503
Earnings per share:
Basic	$0.39	$0.34	$0.98	$0.84
Diluted	$0.38	$0.33	$0.97	$0.82

For the three months ended September 30, 2019 and 2018, options for the exercise of 86,110 shares and 116,246 shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. For the nine months ended September 30, 2019 and 2018, options for the exercise of 116,082 shares and 71,077 shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. An anti-dilutive option exists when the average stock price for the period is less than the exercise price of the option.

4. SECURITIES

Securities Available for Sale

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
September 30, 2019
Debt securities:
Government-sponsored enterprises	$1,565	$43	$—	$1,608
Municipal bonds	2,087	66	—	2,153
Residential mortgage-backed securities:
Government-sponsored enterprises	11,169	186	(40)	11,315
Private label	620	103	—	723
Total securities available for sale	$15,441	$398	$(40)	$15,799
December 31, 2018
Debt securities:
Government-sponsored enterprises	$1,869	$5	$(42)	$1,832
Municipal bonds	2,094	—	(63)	2,031
Residential mortgage-backed securities:
Government-sponsored enterprises	12,749	85	(249)	12,585
Private label	639	76	(4)	711
Total debt securities	$17,351	$166	$(358)	$17,159

At September 30, 2019, debt securities with a fair value of $2.3 million and $294,000 were pledged as collateral for Federal Home Loan Bank of Boston (“FHLB”) borrowings and for the Federal Reserve Bank discount window borrowings, respectively.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2019 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	After One Year
	Through Five Years		After Five Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Government-sponsored enterprises	$—	$—	$1,565	$1,608	$1,565	$1,608
Municipal bonds	276	288	1,811	1,865	2,087	2,153
Residential mortgage-backed securities:
Government-sponsored enterprises	654	654	10,515	10,661	11,169	11,315
Private label	—	—	620	723	620	723
Total	$930	$942	$14,511	$14,857	$15,441	$15,799

Information pertaining to securities available for sale as of September 30, 2019 and December 31, 2018, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
(In thousands)
September 30, 2019
Debt securities:
Government-sponsored enterprises	$—	$—	$—	$—
Municipal bonds	—	—	—	—
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	40	3,881
Private label	—	—	—	—
Total temporarily impaired securities	$—	$—	$40	$3,881

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
December 31, 2018
Debt securities:
Government-sponsored enterprises	$42	$1,832	$—	$—
Municipal bonds	28	1,267	35	764
Residential mortgage-backed securities:
Government-sponsored enterprises	247	8,479	$2	$159
Private label	4	163	—	—
Total temporarily impaired securities	$321	$11,741	$37	$923

The Company determined no debt securities were other-than-temporarily impaired for the nine months ended September 30, 2019 and 2018. Management evaluates debt securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.

Marketable Equity Securities

Marketable equity securities consist of common stocks and money market mutual funds. The Company held equity securities with an aggregate fair value of $14.3 million and $13.4 million at September 30, 2019 and December 31, 2018, respectively.

The following is a summary of unrealized and realized gains and losses recognized in net income on marketable equity securities during the three and nine months ended September 30, 2019:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(In thousands)
Net realized gains (losses) on marketable equity securities sold during the period	$—	$399	$(155)	$553
Net unrealized (losses) gains recognized during the reporting period on marketable equity securities still held at the reporting date	(463)	382	1,241	79
Net (losses) gains recognized during the period on marketable equity securities	$(463)	$781	$1,086	$632

5. LOANS

A summary of loans follows:

	September 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$667,385	11.6%	$647,367	11.4%
Home equity lines of credit	66,495	1.2	50,087	0.9
Multi-family	1,069,312	18.6	1,010,521	17.9
Commercial real estate	2,687,614	46.7	2,621,979	46.4
Construction	656,615	11.4	686,948	12.1
Total real estate loans	5,147,421	89.5	5,016,902	88.7
Commercial and industrial	594,683	10.3	625,018	11.1
Consumer	12,017	0.2	10,953	0.2
Total loans	5,754,121	100.0%	5,652,873	100.0%
Allowance for loan losses	(50,831)		(53,231)
Net deferred loan origination fees	(5,670)		(6,239)
Loans, net	$5,697,620		$5,593,403

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At September 30, 2019 and December 31, 2018, the Company was servicing loans for participants aggregating $173.4 million and $197.9 million, respectively.

At September 30, 2019, multi-family and commercial real estate loans with carrying values totaling $298.8 million and $768.6 million, respectively, were pledged as collateral for FHLB borrowings.

An analysis of the allowance for loan losses and related information follows:

	Three Months Ended September 30, 2019
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at June 30, 2019	$835	$8,593	$66	$27,786	$10,254	$6,238	$93	$53,865
Provision (reversal) for loan losses	(202)	(150)	(7)	(380)	(1,718)	(580)	59	(2,978)
Charge-offs	—	—	—	—	—	.	(74)	(74)
Recoveries	—	—	1	—	—	—	17	18
Balance at September 30, 2019	$633	$8,443	$60	$27,406	$8,536	$5,658	$95	$50,831

	Three Months Ended September 30, 2018
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at June 30, 2018	$1,016	$7,408	$63	$25,293	$9,164	$6,367	$90	$49,401
Provision (reversal) for loan losses	(1)	465	1	543	(392)	(448)	58	226
Charge-offs	—	—	—	—	—	—	(66)	(66)
Recoveries	—	—	1	—	28	—	19	48
Balance at September 30, 2018	$1,015	$7,873	$65	$25,836	$8,800	$5,919	$101	$49,609

	Nine Months Ended September 30, 2019
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at December 31, 2018	$1,033	$8,240	$70	$27,785	$9,755	$6,236	$112	$53,231
Provision (reversal) for loan losses	(400)	203	(13)	(384)	(1,219)	(382)	138	(2,057)
Charge-offs	—	—	—	—	—	(196)	(211)	(407)
Recoveries	—	—	3	5	—	—	56	64
Balance at September 30, 2019	$633	$8,443	$60	$27,406	$8,536	$5,658	$95	$50,831

	Nine Months Ended September 30, 2018
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at December 31, 2017	$1,001	$6,263	$62	$21,513	$10,166	$6,084	$96	$45,185
Provision (reversal) for loan losses	(54)	1,610	—	4,313	(1,569)	(165)	150	4,285
Charge-offs	—	—	—	—	—	—	(225)	(225)
Recoveries	68	—	3	10	203	—	80	364
Balance at September 30, 2018	$1,015	$7,873	$65	$25,836	$8,800	$5,919	$101	$49,609

	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
September 30, 2019
Amount of allowance for loan losses for loans deemed to be impaired	$37	$—	$—	$—	$—	$—	$—	$37
Amount of allowance for loan losses for loans not deemed to be impaired	596	8,443	60	27,406	8,536	5,658	95	50,794
	$633	$8,443	$60	$27,406	$8,536	$5,658	$95	$50,831
Loans deemed to be impaired	$1,282	$592	$—	$735	$—	$1,112	$—	$3,721
Loans not deemed to be impaired	666,103	1,068,720	66,495	2,686,879	656,615	593,571	12,017	5,750,400
	$667,385	$1,069,312	$66,495	$2,687,614	$656,615	$594,683	$12,017	$5,754,121

December 31, 2018
Amount of allowance for loan losses for loans deemed to be impaired	$45	$65	$—	$—	$—	$—	$—	$110
Amount of allowance for loan losses for loans not deemed to be impaired	988	8,175	70	27,785	9,755	6,236	112	53,121
	$1,033	$8,240	$70	$27,785	$9,755	$6,236	$112	$53,231
Loans deemed to be impaired	$1,190	$1,271	$—	$784	$—	$1,548	$—	$4,793
Loans not deemed to be impaired	646,177	1,009,250	50,087	2,621,195	686,948	623,470	10,953	5,648,080
	$647,367	$1,010,521	$50,087	$2,621,979	$686,948	$625,018	$10,953	$5,652,873

The following table provides information about the Company’s past due and non-accrual loans:

	30-59	60-89	90 Days
	Days	Days	or Greater	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(In thousands)
September 30, 2019
Real estate loans:
Residential real estate:
One- to four-family	$826	$64	$1,162	$2,052	$3,600
Home equity lines of credit	20	—	—	20	—
Total real estate loans	846	64	1,162	2,072	3,600
Commercial and industrial	981	—	350	1,331	350
Consumer	923	664	—	1,587	—
Total	$2,750	$728	$1,512	$4,990	$3,950

December 31, 2018
Real estate loans:
Residential real estate:
One- to four-family	$877	$462	$2,458	$3,797	$5,888
Home equity lines of credit	524	—	—	524	—
Multi-family	176	—	—	176	—
Commercial real estate	—	90	161	251	342
Total real estate loans	1,577	552	2,619	4,748	6,230
Commercial and industrial	214	—	515	729	676
Consumer	887	588	—	1,475	—
Total	$2,678	$1,140	$3,134	$6,952	$6,906

At September 30, 2019 and December 31, 2018, the Company did not have any accruing loans past due 90 days or more.

The following tables provide information with respect to the Company’s impaired loans:

	September 30, 2019			December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
Impaired loans without a valuation allowance:
One- to four-family	$580	$917		$653	$982
Multi-family	592	592		44	44
Commercial real estate	735	735		784	784
Commercial and industrial	1,112	1,628		1,548	1,878
Total	3,019	3,872		3,029	3,688
Impaired loans with a valuation allowance:
One- to four-family	702	702	$37	537	537	$45
Multi-family	—	—	—	1,227	1,227	65
Total	702	702	37	1,764	$1,764	110
Total impaired loans	$3,721	$4,574	$37	$4,793	$5,452	$110

	Three Months Ended September 30,
	2019			2018
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(In thousands)
One- to four-family	$1,286	$18	$8	$1,364	$12	$10
Multi-family	683	10	—	1,286	13	—
Commercial real estate	742	8	—	807	9	4
Commercial and industrial	1,135	16	—	1,607	22	8
Total impaired loans	$3,846	$52	$8	$5,064	$56	$22

	Nine Months Ended September 30,
	2019			2018
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(In thousands)
One- to four-family	$1,295	$39	$19	$1,374	$39	$32
Multi-family	1,004	44	—	1,298	39	—
Commercial real estate	758	25	—	823	28	13
Commercial and industrial	1,321	48	—	1,628	50	8
Total impaired loans	$4,378	$156	$19	$5,123	$156	$53

The following table summarizes the Company’s troubled debt restructurings (“TDRs”) at the dates indicated:

	September 30,	December 31,
	2019	2018
	(In thousands)
TDRs on accrual status:
One- to four-family	$2,104	$2,152
Multi-family	592	1,271
Commercial real estate	—	8,906
Commercial and industrial	—	12
Total TDRs on accrual status	2,696	12,341
TDRs on non-accrual status:
One- to four-family	716	770
Total TDRs on non-accrual status	716	770
Total TDRs	$3,412	$13,111

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

The following table provides the Company’s risk-rated loans by class:

	September 30, 2019				December 31, 2018
	Multi-family			Commercial	Multi-family			Commercial
	residential	Commercial		and	residential	Commercial		and
	real estate	real estate	Construction	industrial	real estate	real estate	Construction	industrial
	(In thousands)
Loans rated 1 - 6	$1,066,319	$2,669,747	$656,615	$558,203	$1,006,295	$2,604,771	$686,948	$587,658
Loans rated 7	—	17,132	—	10,210	—	16,424	—	10,100
Loans rated 8	2,993	735	—	26,270	4,226	784	—	27,260
Loans rated 9	—	—	—	—	—	—	—	—
Loans rated 10	—	—	—	—	—	—	—	—
Total	$1,069,312	$2,687,614	$656,615	$594,683	$1,010,521	$2,621,979	$686,948	$625,018

For one- to four-family residential real estate loans, home equity lines of credit and consumer loans, management uses delinquency reports as the key credit quality indicator.

6. DEPOSITS

A summary of deposit balances, by type, follows:

	September 30,	December 31,
	2019	2018
	(In thousands)
Noninterest-bearing demand deposits	$514,941	$483,777
Interest-bearing demand deposits	1,262,552	1,190,346
Money market deposits	689,324	729,174
Regular savings and other deposits	848,582	794,813
Total non-certificate accounts	3,315,399	3,198,110
Term certificates less than $250,000	1,252,502	1,267,935
Term certificates $250,000 and greater	387,801	418,139
Total certificate accounts	1,640,303	1,686,074
Total deposits	$4,955,702	$4,884,184

A summary of term certificates, by maturity, follows:

	September 30, 2019		December 31, 2018
		Weighted		Weighted
Maturing	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Within 1 year	$1,314,107	2.25%	$1,043,283	1.98%
Over 1 year to 2 years	242,376	1.88	485,028	2.18
Over 2 years to 3 years	59,009	2.06	96,591	2.01
Over 3 years to 4 years	16,838	2.94	47,926	2.37
Over 4 years to 5 years	7,973	1.78	13,246	2.21
	$1,640,303	2.20%	$1,686,074	2.05%

The Company had certificate of deposit accounts obtained through a listing service, included in term certificates in the table above, totaling $40.4 million with a weighted average rate of 2.49% and $54.8 million with a weighted average rate of 2.37% at September 30, 2019 and December 31, 2018, respectively. The Company had brokered certificates of deposit, which are included in term certificates in the table above, totaling $431.1 million with a weighted average rate of 2.28% and $413.8 million with a weighted average rate of 2.20% at September 30, 2019 and December 31, 2018, respectively. In addition, the Company had $150.5 million and $150.2 million in brokered interest-bearing demand deposits at September 30, 2019 and December 31, 2018, respectively.

7. BORROWINGS

The Company had no short-term borrowings at September 30, 2019. At December 31, 2018, short-term borrowings consisted of an FHLB advance totaling $50.0 million with a rate of 2.66% and an original maturity of less than one year. The Company has an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily and $294,000 of borrowing capacity at the Federal Reserve Bank discount window. No amounts were drawn on the line of credit and no borrowings were outstanding with the Federal Reserve Bank discount window as of September 30, 2019 or December 31, 2018.

Long-term debt consists of FHLB advances as follows:

	September 30, 2019		December 31, 2018
		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Fixed rate advances maturing:
2019	$—	—%	$4,160	1.86%
2020	135,990	2.30	67,095	2.38
2021	25,000	1.70	25,000	1.70
2022	150,625	1.73	105,625	1.79
2023	295,000	3.10	75,000	2.50
2024	20,000	2.61	—	—
Thereafter	10,000	1.21	20,000	1.36
	636,615	2.57	296,880	2.07
Variable rate advances maturing:
2023	—	—	220,000	1.17
2024	—	—	—	—
Thereafter	—	—	20,000	1.75
	—	—	240,000	1.22

Total advances	$636,615	2.57%	$536,880	1.69%

At September 30, 2019, advances totaling $360.0 million, with a weighted average rate of 2.89%, are callable by the FHLB prior to maturity. Variable rate advances totaling $240.0 million at December 31, 2018 were adjusted to fixed rates pursuant to the terms of their respective advance agreements during the nine months ended September 30, 2019.

All borrowings from the FHLB are secured by investment securities and qualified collateral, consisting of a blanket lien on one- to four-family loans and certain multi-family and commercial real estate loans held in the Company’s portfolio. At September 30, 2019, the Company pledged multi-family and commercial real estate loans with carrying values totaling $298.8 million and $768.6 million, respectively.

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

A summary of outstanding loan commitments whose contract amounts represent credit risk is as follows:

	September 30,	December 31,
	2019	2018
	(In thousands)
Unadvanced portion of existing loans:
Construction	$434,161	$559,139
Home equity lines of credit	76,517	56,323
Other lines and letters of credit	311,686	311,842
Commitments to originate:
One- to four-family	30,825	20,226
Commercial real estate	27,939	82,810
Construction	149,260	182,207
Commercial and industrial	7,595	7,460
Total loan commitments outstanding	$1,037,983	$1,220,007

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

Interest Rate Swaps

The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with commercial business customers to synthetically convert their loans from a variable rate to a fixed rate. The Company pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. Concurrently, the Company enters into an offsetting interest rate swap with a third party financial institution. In the offsetting swap, the Company pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating and probability of default. At September 30, 2019, the Company had $8.4 million in cash pledged for collateral on its interest rate swaps with the third-party financial institution. At December 31, 2018, the Company had no cash pledged for collateral on its interest rate swaps with the third-party financial institution.

Summary information regarding these derivatives is presented below:

				September 30, 2019		December 31, 2018
	Maturity	Interest Rate Paid	Interest Rate Received	Notional Amount	Fair Value Asset (Liability)	Notional Amount	Fair Value Asset (Liability)
				(Dollars in thousands)
Customer interest rate swap	06/07/32	1 Mo. Libor + 200bp	Fixed (4.40%)	$62,828	$5,625	$64,004	$(1,310)
Third-party interest rate swap	06/07/32	Fixed (4.40%)	1 Mo. Libor + 200bp	62,828	(5,625)	64,004	1,310

Customer interest rate swap	10/17/33	1 Mo. Libor + 175bp	Fixed (4.1052%)	$10,245	$1,129	$10,458	$471
Third-party interest rate swap	10/17/33	Fixed (4.1052%)	1 Mo. Libor + 175bp	10,245	(1,129)	10,458	(471)

Customer interest rate swap	12/13/26	1 Mo. Libor + 205bp	Fixed (3.82%)	$2,603	$52	$2,725	$(109)
Third-party interest rate swap	12/13/26	Fixed (3.82%)	1 Mo. Libor + 205bp	2,603	(52)	2,725	109

Other Commitments

As of September 30, 2019, the Company has an outstanding commitment of $9.7 million with its core data processing provider through December 2021.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized as follows. There were no liabilities measured at fair value on a recurring basis.

				Total Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
September 30, 2019
Assets:
Debt securities	$—	$15,799	$—	$15,799
Marketable equity securities	14,313	—	—	14,313
Loan level interest rate swaps	—	—	6,806	6,806
Total assets	$14,313	$15,799	$6,806	$36,918

Liabilities:
Loan level interest rate swaps	$—	$—	$6,806	$6,806
Total liabilities	$—	$—	$6,806	$6,806
				Total Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
December 31, 2018
Assets:
Debt securities	$—	$17,159	$—	$17,159
Marketable equity securities	13,437	—	—	13,437
Loan level interest rate swaps	—	—	1,890	1,890
Total assets	$13,437	$17,159	$1,890	$32,486
Liabilities:
Loan level interest rate swaps	$—	$—	$1,890	$1,890
Total liabilities	$—	$—	$1,890	$1,890

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or market accounting or write-downs of individual assets.

Certain impaired loans were adjusted to fair value, less cost to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for loan losses. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. Impaired loans measured at fair value at September 30, 2019 and December 31, 2018 were $1.7 million and $2.1 million, respectively. The related gains and losses were immaterial for the three and nine months ended September 30, 2019 and 2018.

Summary of Fair Values of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2019
Financial assets:
Cash and due from banks	$428,061	$428,061	$—	$—	$428,061
Certificates of deposit	247	—	249	—	249
Securities available for sale, at fair value	15,799	—	15,799	—	15,799
Marketable equity securities, at fair value	14,313	14,313	—	—	14,313
Federal Home Loan Bank stock	28,947	—	—	28,947	28,947
Loans and loans held for sale, net	5,699,448	—	—	5,674,914	5,674,914
Accrued interest receivable	14,305	—	—	14,305	14,305
Loan level interest rate swaps	6,806	—	—	6,806	6,806
Financial liabilities:
Deposits	4,955,702	—	—	5,007,420	5,007,420
Borrowings	636,615	—	649,582	—	649,582
Accrued interest payable	4,995	—	—	4,995	4,995
Loan level interest rate swaps	6,806	—	—	6,806	6,806

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2018
Financial assets:
Cash and due from banks	$371,995	$371,995	$—	$—	$371,995
Certificates of deposit	5,247	—	5,303	—	5,303
Securities available for sale, at fair value	17,159	—	17,159	—	17,159
Marketable equity securities, at fair value	13,437	13,437	—	—	13,437
Federal Home Loan Bank stock	29,187	—	—	29,187	29,187
Loans and loans held for sale, net	5,593,812	—	—	5,489,521	5,489,521
Accrued interest receivable	14,267	—	—	14,267	14,267
Loan level interest rate swaps	1,890	—	—	1,890	1,890
Financial liabilities:
Deposits	4,884,184	—	—	4,714,313	4,714,313
Borrowings	586,880	—	582,861	—	582,861
Accrued interest payable	3,388	—	—	3,388	3,388
Loan level interest rate swaps	1,890	—	—	1,890	1,890

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

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

Assets. Total assets increased $184.5 million, or 3.0%, to $6.363 billion at September 30, 2019 from $6.179 billion at December 31, 2018. Net loans increased $104.2 million, or 1.9%, to $5.698 billion at September 30, 2019 from $5.593 billion at December 31, 2018. Cash and due from banks increased $56.1 million, or 15.1%, to $428.1 million at September 30, 2019 from $372.0 million at December 31, 2018. Securities at fair value decreased $484,000, or 1.6%, to $30.1 million at September 30, 2019 from $30.6 million at December 31, 2018.

Loan Portfolio Analysis. At September 30, 2019, net loans were $5.698 billion, or 89.5% of total assets. During the nine months ended September 30, 2019, net loans increased $104.2 million, or 1.9% from December 31, 2018. Loan originations totaled $736.7 million during the nine months ended September 30, 2019. The increase in net loans resulted primarily from increases of $65.6 million in commercial real estate loans, $58.8 million in multi-family loans, $20.0 million in one- to four-family loans, and $16.4 million in home equity lines of credit, partially offset by decreases of $30.3 million in construction loans and $30.3 million in commercial and industrial loans. These balance changes reflect commercial loan payoffs totaling $439.5 million and construction loans that converted to permanent status totaling $321.1 million during the nine months ended September 30, 2019. Refer to Note 5, Loans, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding the loans held in the Company’s loan portfolio.

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

Delinquencies. Total past due loans decreased $2.0 million, or 28.2%, to $5.0 million at September 30, 2019 from $7.0 million at December 31, 2018, reflecting a net increase of $72,000 in loans 30 to 59 days past due, and net decreases of $412,000 in loans 60 to 89 days past due and $1.6 million in loans 90 days or greater past due. At September 30, 2019, non-accrual loans exceeded loans 90 days or greater past due primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected and certain loans remain on non-accrual status until they attain a sustained contractual payment history of six consecutive months.

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including TDRs on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At September 30, 2019, we did not have any accruing loans past due 90 days or greater. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the fair value, less estimated costs to sell, at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $775,000 at September 30, 2019.

The following table provides information with respect to our non-performing assets at the dates indicated.

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One- to four-family	$3,600	$5,888
Commercial real estate	—	342
Total real estate loans	3,600	6,230
Commercial and industrial	350	676
Total non-accrual loans (1)	3,950	6,906
Total non-performing assets	$3,950	$6,906
Non-accrual loans to total loans	0.07%	0.12%
Non-accrual loans to total assets	0.06%	0.11%
Non-performing assets to total assets	0.06%	0.11%

(1)	TDRs on accrual status not included above totaled $2.7 million and $12.3 million at September 30, 2019 and December 31, 2018, respectively.

Non-accrual loans decreased $3.0 million, or 42.8%, to $3.9 million, or 0.07% of total loans outstanding at September 30, 2019, from $6.9 million, or 0.12% of total loans outstanding at December 31, 2018, due to decreases of $2.3 million in one- to four-family loans, $342,000 in commercial real estate loans and $326,000 in commercial and industrial loans.

Achieving and maintaining a moderate risk profile by aggressively managing troubled assets has been and will continue to be a primary focus for us. At September 30, 2019, our allowance for loan losses was $50.8 million, or 0.88% of total loans and 1,286.86% of non-accrual loans, compared to $53.2 million, or 0.94% of total loans and 770.79% of non-accrual loans at December 31, 2018. The decrease in the allowance for loan losses was primarily due to substantial payoffs of multi-family, commercial real estate and commercial and industrial loans, the conversion of construction loans to permanent status in the commercial loan categories and continuing improvements in credit quality trends during the quarter and nine months ended September 30, 2019. Included in our allowance at September 30, 2019 was a general component of $50.8 million, which is based upon our evaluation of various factors relating to loans not deemed to be impaired. We continue to believe our level of non-performing loans and assets, which declined significantly during the past two years, is manageable and we believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

At September 30, 2019 and December 31, 2018, the Company did not hold any foreclosed real estate. We continue to be actively engaged with our borrowers in resolving remaining problem assets.

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

Total TDRs decreased $9.7 million, or 74.0%, to $3.4 million at September 30, 2019 from $13.1 million at December 31, 2018, primarily due to the reclassification of an $8.9 million commercial real estate loan from TDR status based on the loan’s market rate terms, financial strength of the borrower and value of the underlying property. Modifications of TDRs consist of rate reductions, loan term extensions or provisions for interest-only payments for specified periods up to 12 months. We have generally been successful with the concessions we have offered to borrowers to date. We generally return TDRs to accrual status when they have sustained payments for six consecutive months based on the restructured terms and future payments are reasonably assured.

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

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. These other potential problem loans are generally loans classified as “substandard” or 8-rated loans in accordance with our ten-grade internal loan rating system that is consistent with guidelines established by banking regulators. At September 30, 2019 other potential problem loans totaled $27.6 million, including $25.2 million in commercial and industrial loans and $2.4 million in multi-family loans. The $25.2 million in commercial and industrial loans classified as substandard consists of loans to non-profit educational organizations in eastern Massachusetts that were identified during our loan review process as having possible financial issues that, if not corrected, could result in some loss to the Company. It was determined that this loan relationship is performing in accordance with the terms of the loans with the current expectation that we will be repaid in full in accordance with those terms, but with continual credit monitoring of the relationship.

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

Changes in the allowance for loan losses during the periods indicated were as follows:

	Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Beginning balance	$53,231	$45,185
Provision (reversal) for loan losses	(2,057)	4,285
Charge-offs:
Commercial and industrial	196	—
Consumer	211	225
Total charge-offs	407	225
Recoveries:
One- to four-family	—	68
Commercial real estate	5	10
Construction	—	203
Home equity lines of credit	3	3
Consumer	56	80
Total recoveries	64	364
Net charge-offs (recoveries)	343	(139)
Ending balance	$50,831	$49,609
Allowance to non-accrual loans	1,286.86%	619.65%
Allowance to total loans outstanding	0.88%	0.94%
Net charge-offs (recoveries) to average loans outstanding	0.01%	0.00%

Our loan loss provision reversal was $2.1 million for the nine months ended September 30, 2019 compared to a provision expense of $4.3 million for the nine months ended September 30, 2018. The reduction in the provision for loan losses was primarily due to substantial payoffs of multi-family, commercial real estate and commercial and industrial loans, the conversion of construction loans to permanent status in the commercial loan categories and continuing improvements in the credit quality trends during the nine months ended September 30, 2019. The decrease in the allowance for loan losses at September 30, 2019 compared to December 31, 2018 was primarily due to decreased allocations in the construction, commercial and industrial, one- to four-family and commercial real estate loan categories, partially offset by an increased allocation in the multi-family category. Generally, multi-family, commercial real estate, construction and commercial and industrial loan categories have higher inherent credit risks than one- to four- family loans and home equity lines of credit. We continue to assess the adequacy of our allowance for loan losses in accordance with established policies.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	September 30, 2019			December 31, 2018
			Percent of			Percent of
		Percent of	Loans in		Percent of	Loans in
		Allowance	Category		Allowance	Category
		to Total	of Total		to Total	of Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$633	1.2	11.6%	$1,033	1.9%	11.4%
Multi-family	8,443	16.6	1.2	8,240	15.5	17.9
Home equity lines of credit	60	0.1	18.6	70	0.1	0.9
Commercial real estate	27,406	54.0	46.7	27,785	52.3	46.4
Construction	8,536	16.8	11.4	9,755	18.3	12.1
Total real estate loans	45,078	88.7	89.5	46,883	88.1	88.7
Commercial and industrial	5,658	11.1	10.3	6,236	11.7	11.1
Consumer	95	0.2	0.2	112	0.2	0.2
Total loans	$50,831	100.0%	100.0%	$53,231	100.0%	100.0%

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

We had impaired loans totaling $3.7 million and $4.8 million as of September 30, 2019 and December 31, 2018, respectively. At September 30, 2019, impaired loans totaling $702,000 had a valuation allowance of $37,000. Impaired loans totaling $1.8 million had a valuation allowance of $110,000 at December 31, 2018. Our average investment in impaired loans was $4.4 million and $5.1 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral-dependent as of September 30, 2019 and considered any probable loss in determining the allowance for loan losses.

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

Securities Portfolio. At September 30, 2019 our securities portfolio was $30.1 million, or 0.5% of total assets, compared to $30.6 million, or 0.5% of total assets, at December 31, 2018. During the nine months ended September 30, 2019, the securities portfolio decreased $484,000, or 1.6% primarily due to $1.9 million in maturities, calls and principal payments, partially offset by a net unrealized gain recognized on marketable equity securities of $1.2 million. At September 30, 2019, the securities portfolio consisted of $15.8 million, or 52.5%, in debt securities and $14.3 million, or 47.5%, in marketable equity securities. The debt securities within the portfolio are government-sponsored enterprises, municipal bonds, and mortgage-backed securities issued by government-sponsored enterprises and private companies. Included in marketable equity securities are common stocks and money market mutual funds. We purchase marketable equity securities with the intent to generate long-term capital gains through purchasing investment grade dividend paying securities in companies with relatively low long-term debt and a history of sustained earnings and above-average growth. We typically initiate a securities position based on market opportunities. At September 30, 2019 we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our stockholders’ equity. Refer to Note 4, Securities, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our securities portfolio.

Deposits. Deposits are a major source of our funds for lending and other investment purposes. Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Our deposit base is comprised of demand, interest-bearing checking, money market, regular savings and other deposits, and certificates of deposit, which include brokered certificates of deposit. We consider demand, interest-bearing checking, money market, and regular savings and other deposits to be core deposits. Total deposits increased $71.5 million, or 1.5%, to $4.956 billion at September 30, 2019 from $4.884 billion at December 31, 2018. Our continuing focus on the acquisition and expansion of core deposit relationships resulted in net growth in core deposits of $117.3 million, or 3.7%, to $3.315 billion, or 66.9% of total deposits. Refer to Note 6, Deposits, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our deposits.

The following table sets forth the average balances of deposits for the periods indicated.

	Nine Months Ended September 30,
	2019			2018
			Percent			Percent
	Average	Average	of Total	Average	Average	of Total
	Balance	Rate	Deposits	Balance	Rate	Deposits
	(Dollars in thousands)
Noninterest-bearing demand deposits	$498,037	—%	10.4%	$488,597	—%	11.1%
Interest-bearing demand deposits	1,200,110	1.76	25.5	1,090,516	1.26	26.1
Money market deposits	685,892	1.28	13.9	867,272	1.09	19.1
Regular savings and other deposits	915,173	1.60	17.2	334,605	0.14	7.5
Certificates of deposit	1,662,818	2.14	33.0	1,480,331	1.79	36.2
Total	$4,962,030	1.62%	100.0%	$4,261,321	1.18%	100.0%

Borrowings. We use borrowings from the FHLB to supplement our supply of funds for loans and investments. At September 30, 2019 and December 31, 2018, FHLB advances totaled $636.6 million and $586.9 million, respectively, with a weighted average rate of 2.57% and 1.77%, respectively. Total borrowings increased $49.7 million, or 8.5%, during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the Bank entered into long-term advances totaling $160.0 million with terms ranging from one to three years and fixed interest rates ranging from 2.02% to 2.28%. During the nine months ended September 30, 2019, advances maturing with the FHLB totaled $52.8 million and consisted of a $50.0 million short-term advance with a term of three months and a fixed interest rate of 2.66% and a $2.8 million long-term advance with a term of five years and a rate of 2.16%. Advances called by the FHLB during the nine months ended September 30, 2019 totaled $55.0 million and consisted of three long-term advances with original terms of five to 10 years and interest rates ranging from 1.50% to 1.60% at the time of call. At September 30, 2019, we also had an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily, none of which was outstanding at that date. Refer to Note 7, Borrowings, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our borrowings.

Information relating to borrowings is detailed in the following table.

	Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Balance outstanding at end of period	$636,615	$650,772
Average amount outstanding during the period	$579,335	$575,375
Weighted average interest rate during the period	2.31%	1.43%
Maximum outstanding at any month end	$637,038	$650,772
Weighted average interest rate at end of period	2.57%	1.63%

Stockholders’ Equity. Total stockholders’ equity increased $37.3 million, or 5.5%, to $712.0 million at September 30, 2019, from $674.7 million at December 31, 2018. The increase for the nine months ended September 30, 2019 was due primarily to net income of $49.9 million and $5.2 million related to stock-based compensation plans, partially offset by the repurchase of 428,820 shares of the Company’s stock at a total cost of $7.3 million, and dividends of $0.21 per share, totaling $10.7 million. Stockholders’ equity to assets was 11.19% at September 30, 2019, compared to 10.92% at December 31, 2018. Book value per share increased to $13.36 at September 30, 2019 from $12.60 at December 31, 2018. At September 30, 2019, the Company and the Bank continued to exceed all regulatory capital requirements. Refer to “- Capital Management” within this report for more information regarding capital requirements and actual capital amounts and ratios for the Bank and the Company.

Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018

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

Net income information is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
	(Dollars in thousands)
Net interest income	$44,217	$41,367	$2,850	6.9%	$129,284	$122,262	$7,022	5.7%
Provision (reversal) for loan losses	(2,978)	226	(3,204)	(1,417.7)	(2,057)	4,285	(6,342)	(148.0)
Non-interest income	2,849	3,677	(828)	(22.5)	9,631	8,868	763	8.6
Non-interest expenses	23,847	23,007	840	3.7	74,760	71,161	3,599	5.1
Net income	19,689	17,357	2,332	13.4	49,928	43,413	6,515	15.0
Basic earnings per share	0.39	0.34	0.05	14.7	0.98	0.84	0.14	16.0
Diluted earnings per share	0.38	0.33	0.05	15.2	0.97	0.82	0.15	18.2
Return on average assets	1.24%	1.22%	0.02%	1.6	1.06%	1.05%	0.01%	1.0
Return on average equity	11.17%	10.28%	0.89%	8.7	9.60%	8.72%	0.88%	10.1

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

	Three Months Ended September 30,
	2019			2018
	Average Balance	Interest (1)	Yield Cost (1)(6)	Average Balance	Interest (1)	Yield Cost (1)(6)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$5,840,885	$66,837	4.54%	$5,213,832	$56,488	4.30%
Securities and certificates of deposits	34,108	289	3.36	57,489	355	2.45
Other interest-earning assets (3)	335,400	2,136	2.53	310,622	1,932	2.47
Total interest-earning assets	6,210,393	69,262	4.42	5,581,943	58,775	4.18
Noninterest-earning assets	145,445			118,253
Total assets	$6,355,838			$5,700,196
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,195,266	5,258	1.75	$1,133,916	4,032	1.41
Money market deposits	683,201	2,281	1.32	869,248	2,658	1.21
Regular savings and other deposits	870,677	3,199	1.46	329,586	114	0.14
Certificates of deposit	1,705,718	9,440	2.20	1,557,998	7,480	1.90
Total interest-bearing deposits	4,454,862	20,178	1.80	3,890,748	14,284	1.46
Borrowings	627,063	4,130	2.61	612,171	2,463	1.60
Total interest-bearing liabilities	5,081,925	24,308	1.90	4,502,919	16,747	1.48
Noninterest-bearing demand deposits	516,020			494,366
Other noninterest-bearing liabilities	52,663			27,388
Total liabilities	5,650,608			5,024,673
Total stockholders' equity	705,230			675,523
Total liabilities and stockholders' equity	$6,355,838			$5,700,196
Net interest-earning assets	$1,128,468			$1,079,024
Fully tax-equivalent net interest income		44,954			42,028
Less: tax-equivalent adjustments		(737)			(661)
Net interest income		$44,217			$41,367
Interest rate spread (1)(4)			2.52%			2.70%
Net interest margin (1)(5)			2.87%			2.99%
Average interest-earning assets to average interest-bearing liabilities		122.21%			123.96%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$4,970,882	$20,178	1.61%	$4,385,114	$14,284	1.29%
Total deposits and borrowings, including noninterest-bearing demand deposits	$5,597,945	$24,308	1.72%	$4,997,285	$16,747	1.33%

(1)

Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, as well as resulting yields, interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the three months ended September 30, 2019 and 2018, yields on loans before tax-equivalent adjustments were 4.49% and 4.25%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 3.12% and 2.30%, respectively, and yields on total interest-earning assets before tax-equivalent adjustments were 4.38% and 4.13%, respectively. Interest rate spread before tax-equivalent adjustments for the three months ended September 30, 2019 and 2018 was 2.48% and 2.65%, respectively, while net interest margin before tax-equivalent adjustments for the three months ended September 30, 2019 and 2018 was 2.82% and 2.94%, respectively.

(2)	Loans on non-accrual status are included in average balances.
(3)	Includes FHLB stock and associated dividends.
(4)	Interest rate spread represents the difference between the tax-equivalent yield on interest-earning assets and the cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income (tax-equivalent basis) divided by average interest-earning assets.
(6)	Annualized.

	Nine Months Ended September 30,
	2019			2018
	Average Balance	Interest (1)	Yield Cost (1)(6)	Average Balance	Interest (1)	Yield Cost (1)(6)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$5,782,319	$193,902	4.48%	$5,012,959	$161,552	4.31%
Securities and certificates of deposits	35,679	873	3.27	74,575	1,321	2.37
Other interest-earning assets (3)	326,166	6,656	2.73	319,028	4,981	2.09
Total interest-earning assets	6,144,164	201,431	4.38	5,406,562	167,854	4.15
Noninterest-earning assets	133,279			120,139
Total assets	$6,277,443			$5,526,701
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,200,110	15,782	1.76	$1,090,516	10,309	1.26
Money market deposits	685,892	6,587	1.28	867,272	7,041	1.09
Regular savings and other deposits	915,173	10,962	1.60	334,605	346	0.14
Certificates of deposit	1,662,818	26,651	2.14	1,480,331	19,848	1.79
Total interest-bearing deposits	4,463,993	59,982	1.80	3,772,724	37,544	1.33
Borrowings	579,335	10,006	2.31	575,375	6,154	1.43
Total interest-bearing liabilities	5,043,328	69,988	1.86	4,348,099	43,698	1.34
Noninterest-bearing demand deposits	498,037			488,597
Other noninterest-bearing liabilities	42,493			26,559
Total liabilities	5,583,858			4,863,255
Total stockholders' equity	693,585			663,446
Total liabilities and stockholders' equity	$6,277,443			$5,526,701
Net interest-earning assets	$1,100,836			$1,058,463
Fully tax-equivalent net interest income		131,443			124,156
Less: tax-equivalent adjustments		(2,159)			(1,894)
Net interest income		$129,284			$122,262
Interest rate spread (1)(4)			2.52%			2.81%
Net interest margin (1)(5)			2.86%			3.07%
Average interest-earning assets to average interest-bearing liabilities		121.83%			124.34%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$4,962,030	$59,982	1.62%	$4,261,321	$37,544	1.18%
Total deposits and borrowings, including noninterest-bearing demand deposits	$5,541,365	$69,988	1.69%	$4,836,696	$43,698	1.21%

(1)

Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, as well as resulting yields, interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the nine months ended September 30, 2019 and 2018, yields on loans before tax-equivalent adjustments were 4.43% and 4.26%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 3.05% and 2.22%, respectively, and yields on total interest-earning assets before tax-equivalent adjustments were 4.34% and 4.10%, respectively. Interest rate spread before tax-equivalent adjustments for the nine months ended September 30, 2019 and 2018 was 2.48% and 2.76%, respectively, while net interest margin before tax-equivalent adjustments for the nine months ended September 30, 2019 and 2018 was 2.81% and 3.02%, respectively.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019 Compared to 2018			2019 Compared to 2018
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:
Loans	$7,054	$3,295	$10,349	$25,589	$6,761	$32,350
Securities and certificates of deposit	(172)	106	(66)	(841)	393	(448)
Other interest-earning assets	157	47	204	114	1,561	1,675
Total	7,039	3,448	10,487	24,862	8,715	33,577
Interest expense:
Deposits	824	5,070	5,894	3,630	18,808	22,438
Borrowings	61	1,606	1,667	43	3,809	3,852
Total	885	6,676	7,561	3,673	22,617	26,290
Change in fully tax-equivalent net interest income	$6,154	$(3,228)	$2,926	$21,189	$(13,902)	$7,287

The interest rate spread and net interest margin on a tax-equivalent basis were 2.52% and 2.87%, respectively, for the three months ended September 30, 2019 compared to 2.70% and 2.99%, respectively, for the three months ended September 30, 2018. For the nine months ended September 30, 2019, the interest rate spread and net interest margin on a tax-equivalent basis were 2.52% and 2.86%, respectively, compared to 2.81% and 3.07%, respectively, for the nine months ended September 30, 2018. Net interest income increased 6.9% and 5.7% for the three and nine months ended September 30, 2019, respectively, compared to the respective prior periods and was primarily due to growth in average loan balances and yields on interest-earning assets, reflecting higher commercial loan prepayment fees, partially offset by growth in in the average balances of deposits and borrowings along with an increase in the cost of funds.

The yield on interest-earning assets on a tax-equivalent basis increased 24 basis points to 4.42% for the for the three months ended September 30, 2019, compared to 4.18% for the three months ended September 30, 2018, while the cost of funds increased 39 basis points to 1.72% from 1.33% for the three months ended September 30, 2019 and 2018, respectively. The increase in interest income was primarily due to growth in the Company’s average loan balances of $627.1 million, or 12.0%, to $5.841 billion and a 24 basis point increase in the yield on loans to 4.54% on a tax-equivalent basis, from 4.30% for the three months ended September 30, 2018. Interest and fees on loans included commercial loan prepayment fees of $873,000 and $29,000 for the three months ended September 30, 2019 and 2018, respectively. The increase in interest expense on deposits was primarily due to the growth in average total deposits of $585.8 million, or 13.4%, to $4.971 billion and an increase in the average total cost of deposits of 32 basis points to 1.61% for the three months ended September 30, 2019 compared to 1.29% for the same period in 2018. The increase in interest expense on borrowings was primarily due to an increase in the cost of average borrowings of 101 basis points to 2.61% for the three months ended September 30, 2019 compared to 1.60% for the three months ended September 30, 2018, and by an increase in average borrowings of $14.9 million, or 2.4%, to $627.1 million.

The yield on interest-earning assets on a tax-equivalent basis increased 23 basis points to 4.38% for the nine months ended September 30, 2019 compared to 4.15% for the nine months ended September 30, 2018, while the cost of funds increased 48 basis points to 1.69% from 1.21% for the nine months ended September 30, 2019 and 2018, respectively. The increase in interest income was primarily due to growth in the Company’s average loan balances of $769.4 million, or 15.3%, to $5.782 billion and a 17 basis point increase in the yield on loans to 4.48% on a tax-equivalent basis, from 4.31% for the nine months ended September 30, 2018. Interest and fees on loans included commercial loan prepayment fees of $1.2 million and $658,000 for the nine months ended September 30, 2019 and 2018, respectively. The increase in interest expense on deposits was primarily due to the growth in average total deposits of $700.7 million, or 16.4%, to $4.962 billion and an increase in the average total cost of deposits of 44 basis points to

1.62% for the nine months ended September 30, 2019 compared to 1.18% for the same period in 2018. The increase in interest expense on borrowings was primarily due to an increase in the cost of average borrowings of 88 basis points to 2.31% for the nine months ended September 30, 2019 compared to 1.43% for the nine months ended September 30, 2018, and by an increase in average borrowings of $4.0 million, or 0.7%, to $579.3 million. The increase in the cost of average borrowings for the three and nine months ended September 30, 2019, was primarily due to $240.0 million of variable rate advances at December 31, 2018 that adjusted to fixed rates during the nine months ended September 30, 2019. The weighted average rates for these advances increased 203 basis points, or 166.0%, to 3.25% at September 30, 2019 from 1.22% at December 31, 2018.

Provision for Loan Losses. The Company recognized a reversal of $3.0 million in its provision for loan loss for the three months ended September 30, 2019 compared to a provision expense of $226,000 for the three months ended September 30, 2018. For the nine months ended September 30, 2019, there was a loan loss provision reversal of $2.1 million compared to a provision expense of $4.3 million for September 30, 2018. For further discussion of the changes in the provision and allowance for loan losses, refer to “- Comparison of Financial Condition at September 30, 2019 and December 31, 2018 - Allowance for Loan Losses.”

Non-Interest Income. Non-interest income information is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
	(Dollars in thousands)				(Dollars in thousands)
Customer service fees	$2,428	$2,242	$186	8.3%	6,813	$6,694	$119	1.8%
Loan fees	436	301	135	44.9	566	438	128	29.2
Mortgage banking gains, net	99	74	25	33.8	240	270	(30)	(11.1)
Gain (loss) on marketable equity securities, net	(463)	781	(1,244)	(159.3)	1,086	632	454	71.8
Income from bank-owned life insurance	285	279	6	2.2	846	828	18	2.2
Gain on life insurance distribution	52	—	52	—	52	—	52	—
Other income	12	—	12	—	28	6	22	366.7
Total non-interest income	$2,849	$3,677	$(828)	(22.5)%	$9,631	$8,868	$763	8.6%

The decrease in non-interest income for the three months ended September 30, 2019 was due primarily to a decrease of $1.2 million in gain on marketable equity securities, net, partially offset by increases of $186,000 in customer service fees and $135,000 in loan fees. The increase in non-interest income for the nine months ended September 30, 2019 was due primarily to increases of $454,000 in gain on marketable equity securities, net, reflecting increases in market valuations, $128,000 in loan fees and $119,000 in customer service fees. The increases in loan fees are primarily due to $308,000 of loan swap fee income in the third quarter of 2019. Refer to Note 4, Securities, in the Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our securities portfolio.

Non-Interest Expense. Non-interest expense information is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
	(Dollars in thousands)				(Dollars in thousands)
Salaries and employee benefits	$15,101	$14,386	$715	5.0%	$45,649	$44,218	$1,431	3.2%
Occupancy and equipment	3,657	2,981	676	22.7	10,903	9,545	1,358	14.2
Data processing	2,026	1,747	279	16.0	6,005	5,083	922	18.1
Marketing and advertising	1,019	832	187	22.5	3,480	2,805	675	24.1
Professional services	680	683	(3)	(0.4)	2,324	2,648	(324)	(12.2)
Deposit insurance	10	851	(841)	(98.8)	1,951	2,430	(479)	(19.7)
Merger and acquisition	—	26	(26)	(100.0)	—	114	(114)	(100.0)
Other general and administrative	1,354	1,501	(147)	(9.8)	4,448	4,318	130	3.0
Total non-interest expenses	$23,847	$23,007	$840	3.7%	$74,760	$71,161	$3,599	5.1%

The increases in salaries and employee benefits expense were primarily due to annual increases in employee compensation, payroll taxes and employee benefits, while the increases in occupancy and equipment expenses and data processing include costs associated with the expansion of our branch network, including one new branch opened late in the first quarter of 2018, three new branch openings in the fourth quarter of 2018, and one new branch opened in July 2019. The decreases in deposit insurance reflect the application of $903,000 in Small Bank Assessment Credits by the Federal Deposit Insurance Corporation for the quarter ended September 30. 2019.

Income Tax Provision. The Company recorded a provision for income taxes of $6.5 million for the three months ended September 30, 2019, reflecting an effective tax rate of 24.8%, compared to $4.5 million, or a 20.4% effective tax rate, for the three months ended September 30, 2018. For the nine months ended September 30, 2019, the provision for income taxes was $16.3 million, reflecting an effective rate of 24.6%, compared to $12.3 million, or an effective rate of 22.0% for the nine months ended September 30, 2018. The increase in the effective tax rates for the three and nine months ended September 30, 2019 compared to the same periods in 2018, reflect the decrease in tax benefit received related to the Company’s equity incentive plans.

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

Our most liquid assets are cash and due from banks, and certificates of deposit with other banks. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2019, cash and due from banks totaled $428.1 million and certificates of deposit totaled $247,000. In addition, at September 30, 2019, we had $285.6 million of available borrowing capacity with the FHLB, including a $9.4 million line of credit. On September 30, 2019, we had $636.6 million of advances outstanding. We periodically pledge additional multi-family and commercial real estate loans held in the Bank’s portfolio as qualified collateral to increase our borrowing capacity with the FHLB.

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

A significant use of our liquidity is the funding of loan originations. At September 30, 2019 and December 31, 2018, we had total loan commitments outstanding of $1.038 billion and $1.220 billion, respectively. Historically, many of the commitments expire without being fully drawn; therefore the total amount of commitments does not necessarily represent future cash requirements. Refer to Note 8, Commitments and Contingencies and Derivatives, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our outstanding commitments.

Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of September 30, 2019 totaled $1.314 billion, or 80.1% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained with us. We have the ability to attract and retain deposits by adjusting the interest rates offered and accepting brokered certificates of deposit when it is deemed cost effective.

Meridian Bancorp, Inc. is a separate legal entity from East Boston Savings Bank and it must provide for its own liquidity to pay dividends and repurchase its common stock and for other corporate purposes. Meridian Bancorp, Inc.’s primary source of liquidity is the remaining proceeds from the 2014 second-step offering, which may be augmented by dividend payments received from East Boston Savings Bank. The ability of East Boston Savings Bank to pay dividends is subject to regulatory requirements. At September 30, 2019, Meridian Bancorp, Inc. (on an unconsolidated basis) had cash and cash equivalents, certificates of deposit and equity securities totaling $30.7 million.

Capital Management. Both the Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2019, both the Company and the Bank exceeded all of their respective regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

Federal banking regulations include minimum capital requirements as set forth in the following table. Additionally, community banking institutions must maintain a capital conservation buffer of Total, Tier 1 and common equity Tier 1 capital in an amount greater than 2.5% of total to risk-weighted assets to avoid being subject to limitations on capital distributions, including dividend payments and stock repurchases, and discretionary bonuses. At September 30, 2019, the capital conservation buffer was 4.60% for the Company and 3.80% for the Bank.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies have set 9% as the minimum capital for the Community Bank Leverage Ratio, effective March 31, 2020. A financial institution can elect to be subject to this new definition.

The Company may use capital management tools such as cash dividends and common share repurchases. We are subject to the Federal Reserve Board’s notice provisions for stock repurchases. The Company repurchased 87,801 shares of its common stock at an average price of $17.64 during the three months ended September 30, 2019. As of September 30, 2019, the Company has repurchased 324,544 shares of its common stock at an average price of $17.32, or 64.91% of the 500,000 shares authorized for repurchase under the Company’s repurchase program adopted in April 2019. As of September 30, 2019, the Company had repurchased of 3,698,165 shares of its stock at an average price of $15.11 per share since August 2015. During the nine months ended September 30, 2019 the Company’s Board of Directors declared three quarterly cash dividends of $0.07 per common share on February 28, 2019, May 31, 2019 and August 29, 2019. The dividend declared on August 29, 2019 was paid on October 1, 2019 to stockholders of record at the close of business on September 17, 2019. On October 22, 2019, the Company announced that its Board of Directors intends to increase the quarterly dividend by $0.01 per share, or 14%, to $0.08 per share in the fourth quarter of 2019.

The Company’s and the Bank’s actual capital amounts and ratios follow:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2019
Total Capital (to Risk Weighted Assets):
Company	$740,133	12.6%	$469,815	8.0%	N/A	N/A
Bank	692,923	11.8	469,621	8.0	$587,027	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Company	689,302	11.7	352,361	6.0	N/A	N/A
Bank	642,092	10.9	352,216	6.0	469,621	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	689,302	11.7	264,271	4.5	N/A	N/A
Bank	642,092	10.9	264,162	4.5	381,567	6.5
Tier 1 Capital (to Average Assets):
Company	689,302	10.9	253,167	4.0	N/A	N/A
Bank	642,092	10.2	252,618	4.0	315,773	5.0
December 31, 2018
Total Capital (to Risk Weighted Assets):
Company	$705,202	11.9%	$472,374	8.0%	N/A	N/A
Bank	625,403	10.6	472,027	8.0	$590,034	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Company	651,971	11.0	354,280	6.0	N/A	N/A
Bank	572,172	9.7	354,020	6.0	472,027	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	651,971	11.0	265,710	4.5	N/A	N/A
Bank	572,172	9.7	265,515	4.5	383,522	6.5
Tier 1 Capital (to Average Assets):
Company	651,971	11.0	236,979	4.0	N/A	N/A
Bank	572,172	9.7	235,627	4.0	294,534	5.0

A reconciliation of the Company’s and Bank’s stockholders’ equity to regulatory capital follows:

	September 30,		December 31,
	2019		2018
	Consolidated	Bank	Consolidated	Bank
	(In thousands)
Total stockholders' equity per financial statements	$711,982	$664,772	$674,654	$594,855
Adjustments to Tier 1 and Common Equity Tier 1 capital:
Accumulated other comprehensive loss (income)	(48)	(48)	348	348
Goodwill disallowed	(20,378)	(20,378)	(20,378)	(20,378)
Core deposit intangible	(2,254)	(2,254)	(2,653)	(2,653)
Total Tier 1 and Common Equity Tier 1 capital	689,302	642,092	651,971	572,172
Adjustments to total capital:
Allowance for loan losses	50,831	50,831	53,231	53,231
Total regulatory capital	$740,133	$692,923	$705,202	$625,403

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

For the nine months ended September 30, 2019, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Increase (Decrease)	September 30, 2019			December 31, 2018
in Market Interest Rates	Amount	Change	Percent	Amount	Change	Percent
	(Dollars in thousands)
300	$153,424	$(25,158)	(14.09)%	$147,983	$(22,802)	(13.35)%
Flat	178,582			170,785
-100	182,792	4,210	2.36	175,942	5,157	3.02

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

ITEM 1A.   RISK FACTORS

For information regarding our risk factors, see “Risk Factors,” in the Company’s 2018 Annual Report on Form 10-K, filed with the SEC on March 1, 2019, which is available through the SEC’s website at www.sec.gov. As of September 30, 2019, our risk factors had not changed materially from those reported in the annual report. The risks described in the Annual Report are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a.)	Not applicable
(b.)	Not applicable
(c.)	The following table sets forth information with respect to any purchase made by or on behalf of the Company during the indicated periods:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2019	—	$—	—	263,257
August 1 – 31, 2019	87,801	$17.64	87,801	175,456
September 1 – 30, 2019	—	$—	—	175,456
	87,801	$17.64	87,801	175,456

(1)

In April 2019, the Company announced that it had adopted a new stock repurchase program of up to 0.9% of its outstanding common stock, or 500,000 shares of its common stock. In October 2019, the repurchase program was amended to increase the number of shares available for repurchase by up to 824,544, or 1.5% of the Company’s outstanding common stock. Regulatory non-objection to the stock repurchase program expires 12 months from October 29, 2019.

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

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN BANCORP, INC. (Registrant)

Date: November 12, 2019	By:	/s/ Richard J. Gavegnano
Richard J. Gavegnano Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Mark L. Abbate
Mark L. Abbate
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)