Form 10-K
period 2019-12-31
Meridian Bancorp, Inc.
filed 2020-03-02
CIK 1600125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2019

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

(617) 567-1500

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	EBSB	The NASDAQ Stock Market, LLC

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to price at which the common equity was last sold on June 28, 2019 was $953,927,091.  As of February 24, 2020, there were 52,770,895 outstanding shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2020 Annual Meeting of Stockholders of the Registrant are incorporated by reference in Part III of this Form 10-K.

MERIDIAN BANCORP, INC.

2019 FORM 10-K ANNUAL REPORT

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

Meridian Bancorp, Inc.

Meridian Bancorp, Inc. (the “Company”) is a Maryland corporation that was incorporated in 2014. The Company owns all of East Boston Savings Bank’s stock and directs, plans and coordinates East Boston Savings Bank’s business activities. The Company is the successor to East Boston Savings Bank’s previous holding company, Meridian Interstate Bancorp, Inc. (“Old Meridian”), and was formed as a result of a second-step mutual-to-stock conversion (the “Conversion”) of Meridian Financial Services, Incorporated, (the “MHC”), the top tier mutual holding company of Old Meridian. The Conversion was completed in 2014, at which point the MHC and Meridian Interstate Funding Corporation were merged into Old Meridian (and ceased to exist), and Old Meridian merged into the Company.

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

East Boston Savings Bank

East Boston Savings Bank (the “Bank”) is a Massachusetts-chartered stock savings bank, founded in 1848, that conducts its business from 39 full-service locations, one mobile branch and three loan centers in the greater Boston metropolitan area. We offer a variety of deposit and loan products to individuals and businesses located in our primary market, which consists of Suffolk, Norfolk, Middlesex and Essex Counties, Massachusetts. We attract deposits from the general public and use those funds to originate one- to four-family real estate, multi-family and commercial real estate, construction, commercial and industrial, and consumer loans, which we primarily hold for investment. Our lending business also involves the purchase and sale of loan participation interests.

Available Information

The Company is a public company and files interim, quarterly and annual reports with the Securities and Exchange Commission. These respective reports are on file and a matter of public record with the Securities and Exchange Commission. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission (http://www.sec.gov).

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

Market Area

We consider the greater Boston metropolitan area to be our primary market area. While our primary deposit-gathering area is concentrated in the greater Boston metropolitan area, our lending area encompasses a broader market that includes most of eastern Massachusetts, including Cape Cod, and portions of southeastern New Hampshire, Maine and Rhode Island. We conduct our operations through our 39 full-service offices, one mobile branch and three loan centers located in the following Massachusetts counties, all of which are located in the greater Boston metropolitan area: Essex (six offices and two loan centers), Middlesex (nine offices), Suffolk (22 offices and one loan center) and Norfolk (two offices). The greater Boston metropolitan area is the 10th largest metropolitan area in the United States. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale retail trade, to finance, technology and medical care. The largest employment sector, however, is health care and social services, accounting for 14.5% of businesses in Massachusetts. Based on data from the Federal Reserve Bank of Boston, the unemployment rate for Massachusetts decreased to 2.4% in December 2019 as compared to 2.7% in December 2018. Home prices in Massachusetts rose at an annual rate of 4.0% in the third quarter of 2019 as compared to 7.9% for the third quarter of 2018.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies. Several large holding companies operate banks in our market area. These institutions are significantly larger than us and, therefore, have greater resources. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. Based on data from the Federal Deposit Insurance Corporation (“FDIC”) as of June 30, 2019 (the latest date for which information is available), the Bank had 1.41% of the deposit market share within the Boston-Cambridge-Newton, Massachusetts-New Hampshire metropolitan statistical area, giving us the 10th largest market share in our metropolitan statistical area out of 119 financial institutions in our metropolitan statistical area as of that date.

Our competition for loans comes from financial institutions in our market area and from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies, fintech companies and specialty finance companies. Some of our competitors offer products and services that we do not offer, such as insurance services, trust services, wealth management and asset-based financing.

Lending Activities

Commercial Real Estate Loans. At December 31, 2019, commercial real estate loans were $2.697 billion, or 46.9%, of our total loan portfolio. The commercial real estate loan portfolio consisted of $974.4 million of fixed-rate loans and $1.722 billion of adjustable-rate loans at December 31, 2019. Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, industrial facilities and retail facilities. At December 31, 2019, $272.3 million of our commercial real estate portfolio was owner occupied commercial real estate, and the remaining $2.424 billion was secured by income producing, or non-owner occupied commercial real estate. We intend to continue to grow our commercial real estate loan portfolio while maintaining prudent underwriting standards. In addition to originating these loans, we also participate in loans with other financial institutions.

We originate a variety of fixed- and adjustable-rate commercial real estate loans for terms and amortization periods up to 30 years, which may include balloon loans. Interest rates and payments on our adjustable-rate loans adjust every three, five, seven or ten years and generally are adjusted to a rate equal to a percentage above the corresponding U.S. Treasury rate or Federal Home Loan Bank borrowing rate. Most of our adjustable-rate commercial real estate loans adjust every five years and amortize over terms of 25 to 30 years. We also include prepayment penalties on loans we originate. Loan amounts generally do not exceed 75% to 80% of the property’s appraised value at the time the loan is originated. In addition, properties are generally required by policy to have a minimum debt service coverage ratio of 1.20x. We require independent appraisals or evaluations on all loans secured by commercial real estate from an approved appraisers list. We require most of our commercial real estate loan borrowers to submit annual financial statements and/or rent rolls on the subject property. These properties may also be subject to annual inspections to support that appropriate maintenance is being performed by the owner/borrower. Our policy is to review all commercial real estate loans over $1 million at least annually along with each of these loan’s commercial real estate borrower and, as applicable, each guarantor. The loan and its borrowers and/or guarantors are subject to an annual risk review verifying that the loan is properly risk rated based upon covenant compliance and other terms as provided for in the loan agreements. While this process does not prevent loans from becoming delinquent, it provides us with the opportunity to better identify problem loans in a timely manner and to work with the borrower prior to the loan becoming delinquent.

The following table provides information with respect to our commercial real estate loans by type at December 31, 2019:

	Amount	Percent
	(Dollars in thousands)
Accommodations	$240,848	8.9%
Industrial/Warehouse	572,260	21.2
Mixed use	130,829	4.9
Office building	876,150	32.5
Retail	548,812	20.3
Other	327,772	12.2
	$2,696,671	100.0%

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

The average outstanding loan size in our commercial real estate portfolio was $3.5 million as of December 31, 2019. We currently target new individual commercial real estate loan originations to owners and investors in our market area and generally originate loans to one borrower up to $100.0 million. We generally do not make commercial real estate loans outside our primary market areas. Our largest single commercial real estate relationship at December 31, 2019 totaled $109.2 million. These loans are secured by office buildings. Our next largest borrowing relationship at December 31, 2019 was for $80.1 million and is secured by hotels, office buildings and retail space. The third largest relationship was for $80.0 million at December 31, 2019 and is secured by industrial/warehouse properties. At December 31, 2019, all of these loans were performing in accordance with their repayment terms.

One- to Four-Family Residential Loans. Our one- to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. At December 31, 2019, one- to four-family residential loans were $659.4 million, or 11.5% of our total loan portfolio.  The one- to four-family residential portfolio consists of $70.0 million and $589.4 million of fixed-rate and adjustable-rate loans, respectively, at December 31, 2019. We generally offer fixed-rate loans and adjustable-rate loans with terms up to 30 years. Generally, our fixed-rate loans conform to Fannie Mae and Freddie Mac underwriting guidelines and those with longer terms (more than 10 years) are originated with the intention to sell. Our adjustable-rate mortgage loans generally adjust annually or every three years after an initial fixed period that ranges from three to ten years. Management has the ability to hold the remaining fixed-rate loans in our loan portfolio for the foreseeable future or until maturity or pay-off. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the one or three year U.S. Treasury index. Depending on the loan type, the maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate caps range from 2% to 6% over the initial interest rate of the loan. Our residential loans generally do not have prepayment penalties.

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

We also offer adjustable-rate loans secured by one- to four-family properties that are not owner-occupied. Non-owner-occupied one- to four-family residential loans generally can be made with a loan-to-value ratio of up to 75% with such value measured at origination. At December 31, 2019, these loans totaled $243.3 million. Non-owner-occupied residential loans can have higher risk of loss than owner-occupied residential loans, as payment on such loans often depends on successful operation and management of the properties. In addition, non-owner-occupied residential borrowers may be more willing to default on a loan than an owner-occupied residential borrower as the non-owner-occupied residential borrower would not be losing his or her residence.

Multi-Family Real Estate Loans. At December 31, 2019, multi-family real estate loans were $1.003 billion, or 17.4% of our total loan portfolio. The multi-family loan portfolio consisted of $79.6 million of fixed-rate loans and $923.8 million of adjustable-rate loans at December 31, 2019. Our multi-family real estate loans are generally secured by apartment buildings. We intend to continue to grow our multi-family loan portfolio, while maintaining prudent underwriting standards. In addition to originating these loans, we also participate in loans with other financial institutions.

We originate a variety of adjustable-rate, multi-family real estate loans for terms up to 30 years. Interest rates and payments on our adjustable-rate loans adjust every three, five, seven or ten years and generally are adjusted to a rate equal to a percentage above the corresponding U.S. Treasury rate or Federal Home Loan Bank borrowing rate. Most of our adjustable-rate multi-family real estate loans adjust every five years and amortize over terms of 25 to 30 years. We also include prepayment penalties on loans we originate. Loan amounts generally do not exceed 75% to 80% of the property’s appraised value at the time the loan is originated. Properties are generally required by policy to have a minimum debt service coverage ratio of 1.20x. We require most of our multi-family real estate loan borrowers to submit annual financial statements and/or rent rolls on the subject property. These properties may also be subject to annual inspections to support that appropriate maintenance is being performed by the owner/borrower.

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

The average outstanding loan size in our multi-family real estate portfolio was $2.1 million as of December 31, 2019. We currently target new individual multi-family real estate loan originations to owners and investors in our market area and generally originate loans to one borrower up to $100.0 million.

We generally do not make multi-family real estate loans outside our primary market areas.

Our largest multi-family real estate relationship at December 31, 2019 totaled $56.3 million and originated in 2016. Our next largest multi-family borrowing relationship at December 31, 2019 was for $53.6 million and the third largest multi-family borrowing relationship was for $42.6 million. Each relationship is secured by apartment buildings. At December 31, 2019, all of these loans were performing in accordance with their terms.

Construction Loans.  Historically, we have originated construction loans for commercial real estate, multi-family properties and one- to four-family residential developments.  Although well diversified with respect to price ranges and borrowers, our construction loans are significantly concentrated in the greater Boston metropolitan area.  At December 31, 2019, construction loans were $707.4 million, or 12.3% of our total loan portfolio.

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

The composition of our construction portfolio at December 31, 2019 is as follows.

	Amount	Percent
	(Dollars in thousands)
Condominium	$164,605	23.3%
One- to four-family residential real estate	27,554	3.9
Apartment	211,562	29.9
Commercial real estate	75,877	10.7
Mixed use	11,797	1.7
Accommodations	59,143	8.4
Retail	18,418	2.6
Office building	63,149	8.9
Land	63,525	9.0
Other	11,740	1.6
	$707,370	100.0%

Our largest construction loan relationship at December 31, 2019 totaled $58.0 million. This relationship is secured by apartment buildings. The next largest construction borrowing relationship at December 31, 2019 was for $57.3 million and is secured by office and research and development properties. The third largest construction loan relationship was for $43.6 million. This relationship is secured by apartment buildings. At December 31, 2019, all of these loans were performing in accordance with their terms.

Commercial and Industrial Loans. At December 31, 2019, commercial and industrial loans were $604.9 million, or 10.5% of our total loan portfolio, and we intend to increase the amount of commercial and industrial loans that we originate. A significant portion of our commercial and industrial loans consists of our direct purchase of tax-exempt bonds issued by non-profit organizations (primarily educational and health organizations) and manufacturers through programs sponsored by the Commonwealth of Massachusetts and the states of Maine and New Hampshire. We underwrite these bonds in substantially the same manner as our other commercial and industrial loans. At December 31, 2019, tax exempt bonds included in our commercial and industrial loan portfolio were $349.8 million, or 57.8% of our total commercial and industrial loans at that date. A portion of our commercial and industrial loans is secured by owner-occupied commercial real estate. We make commercial and industrial loans primarily in our market area to a variety of professionals, sole proprietorships, nonprofit organizations and small businesses. However, the primary source of repayment for all of our commercial and industrial loans is income from the underlying business. As part of our relationship driven focus, we generally require our commercial and industrial borrowers to maintain their primary deposit accounts with us, which enhances our interest rate spread and overall profitability.

Commercial lending products include term loans and revolving lines of credit. Commercial loans and lines of credit are made with either variable or fixed rates of interest. Variable rates are based on the Prime Rate as published in The Wall Street Journal, plus a margin. Initial rates on fixed-rate business loans are generally based on a corresponding U.S. Treasury or Federal Home Loan Bank rate, plus a margin. Commercial and industrial loans typically have shorter maturity terms and higher interest rates than commercial real estate loans but may involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on small- to medium-sized, privately-held companies with local or regional businesses and non-profit entities that operate in our market area and generally originate loans to one borrower up to $65.0 million.

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

Our largest single commercial and industrial loan relationship at December 31, 2019 totaled $61.4 million. This loan is secured by gross receipts and educational facilities. Our next largest borrowing relationship at December 31, 2019 was for $53.6 million and is secured by an apartment building. The third largest relationship was for $37.7 million at December 31, 2019 and is unsecured. At December 31, 2019, all of these loans were performing in accordance with their repayment terms.

Home Equity Lines of Credit. We offer home equity lines of credit, which are secured by one- to four-family residences. At December 31, 2019, the outstanding balance owed on home equity lines of credit amounted to $69.5 million, or 1.2% of our total loan portfolio. Home equity lines of credit have adjustable rates of interest with five to ten-year draws and 15 to 20-year terms that are indexed to the Prime Rate as published by The Wall Street Journal on the last business day of the month. Our home equity lines either have a monthly variable interest rate or an interest rate that is fixed for five years and then adjusts in years six and 11. We offer home equity lines of credit with cumulative loan-to-value ratios generally up to 80%, when taking into account both the balance of the home equity loans and first mortgage loan.

The procedures for underwriting home equity lines of credit include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral to the proposed loan amount.

Consumer Loans. We offer automobile loans, loans secured by savings or certificate accounts, credit builder, annuity and overdraft loans. At December 31, 2019, consumer loans were $12.2 million, or 0.2% of total loans. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

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

We generally originate loans for our portfolio; however, we generally agree to sell to the secondary market newly originated conforming fixed-rate, 10- to 30-year one- to four-family residential real estate loans. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management. We sell residential real estate loans in the secondary market primarily with servicing released. We also sell loans to Fannie Mae, the Federal Home Loan Bank Mortgage Partnership Finance Program and other investors with servicing retained. For the years ended December 31, 2019 and 2018, we originated $40.7 million and $31.1 million of residential real estate loans for sale, respectively, and sold $38.7 million and $34.5 million of residential real estate loans, respectively. At December 31, 2019, we were servicing $100.2 million of residential real estate loans for other financial institutions. In addition, we sell participation interests in commercial real estate loans to local financial institutions, primarily on the portion of loans exceeding our borrowing limits, or as is prudent in concert with recognition of credit risk.

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

Loans-to-One Borrower Limit and Loan Category Concentration

The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20% of our capital, which is defined under Massachusetts law as the sum of our capital stock, surplus account and undivided profits. At December 31, 2019, our regulatory limit on loans-to-one borrower was $140.1 million. At that date, our largest lending relationship consisted of five loans for $125.6 million and was secured by apartment buildings and mixed-use properties. At December 31, 2019, these loans were performing in accordance with their original repayment terms.

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

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential mortgage-backed securities and municipal governments, deposits at the Federal Home Loan Bank of Boston (“FHLB”), certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities, including common stock and money market mutual funds. Our equity securities generally pay dividends. We also are required to maintain an investment in Federal Home Loan Bank of Boston stock, which investment is based on the level of our FHLB borrowings. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2019.

At December 31, 2019, our investment portfolio consisted primarily of municipal bonds, investment-grade marketable equity securities and mortgage-backed securities.

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

Borrowings. We may utilize advances from the Federal Home Loan Bank of Boston to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. As of December 31, 2019, we had $795.6 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including an available line of credit of $9.4 million at an interest rate that adjusts daily. All of our borrowings from the Federal Home Loan Bank are secured by investment securities and qualified collateral, including one- to four-family loans and multi-family and commercial real estate loans held in the Bank’s portfolio.

Financial Services

We exited the financial services industry effective December 31, 2017. Prior to that time, we offered customers a range of non-deposit financial products, including mutual funds, annuities, stocks and bonds which are offered and cleared by a third-party broker-dealer. We received a portion of the commissions generated by sales to our customers. We also offered customers long-term care insurance through a third-party insurance company, which generated commissions for us. Our non-deposit financial products generated $212,000 of non-interest income during the year ended December 31, 2017.

Personnel

As of December 31, 2019, we had 464 full-time and 82 part-time employees, none of whom is represented by a collective bargaining unit. We believe our working relationship with our employees is good.

Subsidiaries and Affiliates

The Bank’s subsidiaries include Prospect, Inc., which engages in securities transactions on its own behalf; EBOSCO, LLC which holds foreclosed real estate; and East Boston Investment Services, Inc., which is authorized for third-party investment sales and is currently inactive; and Investment in Affordable Home Ownership, LLC, which is authorized to form partnerships with agencies to develop projects for affordable housing and is currently inactive.

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

Set forth below is a brief description of material regulatory requirements that are or will be applicable to the Bank and the Company. The description is limited to certain material aspects of the statutes and regulations addressed and is not intended to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

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

The powers that Massachusetts-chartered savings banks can exercise include, but are not limited to, the following:

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

Legislation enacted in May 2018 required the federal banking agencies, including the Federal Deposit Insurance Corporation, to establish an optional “community bank leverage ratio” of between 8% to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion of assets.  Institutions with capital meeting the specified requirement and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements. The federal regulators issued a final rule, effective January 1, 2020,  that set the elective ratio at 9% tier 1 capital to average total consolidated assets.

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

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater, and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0%, or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2019, the Bank was classified as a “well capitalized” institution.

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

The previously referenced final rule that established an elective “community bank leverage ratio” regulatory capital framework provides that an institution whose capital equals or exceeds the specified ratio and opts in to the alternative framework will be considered “well capitalized” for prompt corrective action purposes.

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

Sections 22(h) and (g) of the Federal Reserve Act and the Federal Reserve Bank’s Regulation O place restrictions on loans to a bank’s insiders, i.e., executive officers, directors and principal stockholders. Under Regulation O, loans to a director, executive officer and to a greater than 10.0% stockholder of a financial institution, and certain of their affiliated interests, together with all other outstanding loans to such person and affiliated interests, may not exceed specified limits. Regulation O also requires that, subject to an exception for certain bank-wide employee programs, loans to directors, executive officers and principal stockholders must be made on terms and conditions substantially the same as offered in comparable transactions to persons who are not insiders. Regulation O also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and surplus. Additional restrictions apply to loans to executive officers.

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

The Federal Deposit Insurance Corporation imposes deposit insurance assessments. Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. The assessment range (inclusive of possible adjustments) for institutions of less than $10 billion in total assets to 1.5 basis points to 30 basis points. The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The Federal Deposit Insurance Corporation was required to seek to achieve the 1.35% ratio by September 30, 2020. The Federal Deposit Insurance Corporation indicated that the 1.35% ratio was exceeded in November 2018. Insured institutions of less than $10 billion of assets received credits for the portion of their assessments that contributed to raising the reserve ratio between 1.15% and 1.35% effective when the fund rate achieved 1.38%. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation, and the Federal Deposit Insurance Corporation has exercised that discretion by establishing a long-range fund ratio of 2%.

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

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require for 2020 that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $127.5 million or less (which may be adjusted annually by the Federal Reserve Board), the reserve requirement is 3.0% and the amounts greater than $127.5 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $16.9 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) were exempted from the reserve requirements.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. The Bank was in compliance with this requirement at December 31, 2019. Based on redemption provisions of the Federal Home Loan Bank of Boston, the stock has no quoted market value and is carried at cost. The Bank reviews for impairment based on the ultimate recoverability of the cost basis of the Federal Home Loan Bank of Boston stock. As of December 31, 2019, no impairment has been recognized.

At its discretion, the Federal Home Loan Bank of Boston may declare dividends on the stock. The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. As a result of losses incurred, the Federal Home Loan Bank of Boston suspended and did not pay dividends in 2009 and 2010. However, the Federal Home Loan Bank of Boston resumed payment of quarterly dividends in 2011 and, for 2019, paid dividends with an annual yield of 6.04%. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the Federal Home Loan Bank of Boston stock held by the Bank.

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

The Company is subject to the Federal Reserve Board’s consolidated capital adequacy requirements for bank holding companies. The Dodd-Frank Act required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The previously discussed final rule regarding regulatory capital requirements implemented the Dodd-Frank Act as to bank holding company capital standards. The Company was in compliance with the consolidated capital requirements as of December 31, 2019.

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

Federal Taxation

General. The Company reports its income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to the Company in the same manner as to other corporations with some exceptions, including the reserve for bad debts discussed below. The Company’s federal income tax returns have been either audited or closed under the statute of limitations through December 31, 2016. For its 2017 tax year, the Bank’s maximum federal income tax rate was 35%. With the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017, the Company’s federal income tax rate was reduced to 21% beginning January 1, 2018. As a result of the Tax Act, the Company incurred a $7.1 million charge in 2017 related to the revaluation of its net deferred tax asset.

Bad Debt Reserves. For taxable years beginning before January 1, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for non-qualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. However, those bad debt reserves accumulated prior to 1988 (“Base Year Reserves”) were not required to be recaptured unless the savings institution failed certain tests. At December 31, 2019, $9.8 million of the Bank’s accumulated bad debt reserves would not be recaptured into taxable income unless the Bank makes a “non-dividend distribution” to the Company as described below.

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

A decline in economic conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have adverse effect on our results of operations.

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

A decline in economic conditions in the market areas we serve, in particular the greater Boston metropolitan area, could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

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

The Tax Cuts and Jobs Act, which was enacted in December 2017, is likely to have both positive and negative effects on our financial performance. For example, the new legislation resulted in a reduction in our federal corporate tax rate from 35% to 21% beginning in 2018, which had a favorable impact on our earnings and capital generation abilities. However, the new legislation also enacted limitations on certain deductions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. These limitations include (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes. The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, such as Massachusetts. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

Our commercial real estate, multi-family, commercial and industrial, and construction lending involves risks that could adversely affect our financial condition and results of operations.

In recent years, we have focused on shifting our asset mix from increases in the one- to four-family residential loan portfolio to increases in commercial real estate, multi-family, commercial and industrial, and construction loans. As of December 31, 2019, our commercial real estate, multi-family, commercial and industrial, and construction loans totaled $5.012 billion or 87.1% of our loan portfolio. As a result, our credit risk profile is higher than traditional savings institutions that have higher concentrations of one- to four-family residential loans. Also, these types of commercial lending activities, while potentially more profitable than one-to four-family residential lending, are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. A decline in real estate values would reduce the value of the real estate collateral securing our loans and increase the risk that we would incur losses if borrowers defaulted on their loans. In addition, the repayment of commercial real estate and multi-family loans generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. In addition, loan balances for commercial real estate, multi-family and construction loans are typically larger than those for single-family and consumer loans. Accordingly, when there are defaults and losses on these types of loans, they are often larger on a per loan basis than those for one- to four-family residential and consumer loans. Commercial and industrial loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time, may be illiquid and may fluctuate in value based on the success of the business. A secondary market for most types of commercial real estate, multi-family, commercial and industrial, and construction loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans.

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

Our commercial loan portfolio, which includes commercial real estate, multi-family, commercial and industrial, and construction loans, has increased to $5.012 billion, or 87.1% of total loans at December 31, 2019 from $2.567 billion, or 83.3% of total loans, at December 31, 2015. A portion of our commercial loan portfolio is unseasoned, meaning they were originated recently. Our limited experience with these borrowers does not provide us with a significant payment history pattern with which to judge future collectability. Further, these loans have not been subjected to unfavorable economic conditions. As a result, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

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

Our allowance for loan losses decreased in 2019, primarily due to management’s assessment of the loan portfolio balance and composition changes, declines in historical charge-off trends, reduced levels of problem loans and other improvements in asset quality trends. Refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Asset Quality.”

The Financial Accounting Standards Board adopted a new accounting standard for determining the amount of our allowance for credit losses, ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326)”, that will be effective for our fiscal year ending December 31, 2020, referred to as Current Expected Credit Loss ("CECL"). Implementation of CECL will require that we determine periodic estimates of lifetime expected future credit losses on loans in the provision for credit losses in the period when the loans are booked. Based on our fourth quarter parallel run, review of the portfolio, including the composition, characteristics and quality of the underlying loans, and the prevailing economic conditions and forecasts as of the adoption date, we believe that adoption of ASU 2016-13 will result in decrease to our allowance for credit losses. The ongoing impact of CECL will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Should these factors materially change, we may be required to increase or decrease our allowance for credit losses, decreasing or increasing our reported income, and introducing additional volatility into our reported earnings.

Changes in the valuation of our securities portfolio could hurt our profits.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates debt securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in our debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. The declines in market value could result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. Marketable equity securities are carried at fair value, with changes in fair value reported in net income. Refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Securities Portfolio.”

Impairment of goodwill could require charges to earnings, which could result in a negative impact on our results of operations.

Goodwill arises when a business is purchased for an amount greater than the net fair value of its assets. We recognized goodwill as an asset on our balance sheet in connection with our acquisitions of Mt. Washington Co-operative Bank and Meetinghouse. We evaluate goodwill for impairment at least annually. Although we determined that goodwill was not impaired during 2019, a significant and sustained decline in our stock price, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill. If we were to conclude that a future write-down of the goodwill was necessary, then we would record the appropriate charge to earnings, which could be materially adverse to the results of operations and financial position. For further discussion of our methodology of evaluating and impairing goodwill, refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Critical Accounting Policies — Evaluation of Goodwill and Core Deposit Intangible and Analysis for Impairment.”

The building of market share through de novo branching and expansion of our residential, commercial real estate, and commercial and industrial lending capacity could cause our expenses to increase faster than revenues.

We intend to continue to build market share in the greater Boston metropolitan area through de novo branching and expansion of our residential, commercial real estate, and commercial and industrial lending capacity. Since 2007, we have opened 20 de novo branches including the most recent two branches opened in the third and fourth quarters of 2019. There are considerable costs involved in opening branches and expanding lending capacity that generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any such business expansion may negatively impact our earnings for some period of time until certain economies of scale are reached. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, our business expansion may not be successful after establishment.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. In addition, we will continue to make investments in research, development, and marketing for new products and services. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we may invest significant time and resources. Initial timetables for the development and introduction of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. Furthermore, if customers do not perceive our new offerings as providing significant value, they may fail to accept our new products and services.  External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, the burden on management and our information technology of introducing any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, financial condition and results of operations.

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

The Federal Deposit Insurance Corporation and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these factors, we have a concentration in multi-family and commercial real estate lending, as such loans represent 482% of total bank capital as of December 31, 2019. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our multi-family and commercial real estate lending that would adversely affect our loan originations and profitability.

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

If our government banking deposits were lost within a short period of time, this could negatively impact our liquidity and earnings.

As of December 31, 2019, we held $231.1 million of deposits from municipalities throughout Massachusetts.  These deposits may be more volatile than other deposits. If a significant amount of these deposits were withdrawn within a short period of time, it could have a negative impact on our short-term liquidity and have an adverse impact on our earnings.

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

At December 31, 2019, we conducted business through our 39 full service offices, one mobile branch and three loan centers located in Allston, Belmont, Boston, Brighton, Brookline, Cambridge, Danvers, East Boston, Revere, Somerville, South Boston, Dorchester, Jamaica Plain, West Roxbury, Everett, Medford, Melrose, Wakefield, Winthrop, Lynn, Peabody, Roslindale, Saugus, Burlington and Lynnfield, Massachusetts. We also operate in three administrative/support offices. We own 20 and lease 25 of our offices. At December 31, 2019, the total net book value of our land, buildings, furniture, fixtures and equipment was $48.1 million.

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

Market Information and Holders

The Company’s shares of common stock are traded on the NASDAQ Global Select Market under the symbol “EBSB.” The approximate number of shareholders of record of the Company’s common stock as of February 24, 2020 was 1,819. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The Company did not repurchase any of its shares during the quarter ended December 31, 2019. During the year ended December 31, 2019, the Company repurchased 428,820 shares of its common stock at an average price of $16.96 per share. As of December 31, 2019, the Company has repurchased 324,544 shares of its common stock at an average price of $17.32, or 24.50%, of the 1,324,544 shares authorized for repurchase under the Company’s repurchase program adopted in April 2019 and amended in October 2019. As of December 31, 2019, 1,000,000 shares remain available for repurchase under the plan. Regulatory non-objection to the stock repurchase program expires 12 months from October 29, 2019. The Company has repurchased 3,698,165 shares of its common stock at an average price of $15.11 per share since August 2015.

Securities Authorized for Issuance under Equity Compensation Plans

Stock-based compensation awards outstanding and available for future grants as of December 31, 2019 represent stock-based compensation plans approved by stockholders. Other than our Employee Stock Ownership Plan, there are no plans that have not been approved by stockholders. Additional information is presented in Note 10, Employee Benefit Plans, in the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, within this report. Additional information regarding the Company’s equity compensation plans is included in Part III, Item 12 of this Annual Report on Form 10-K.

Performance Graph

The stock performance graph below compares the Company’s cumulative shareholder return on its common stock from December 31, 2014 to December 31, 2019 with the cumulative total return of the NASDAQ Composite and the SNL Bank and Thrift Composite. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for the period from the share price at the beginning of the measurement period. The return is based on an initial investment of $100.00.

			Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Meridian Bancorp, Inc.	100.00	126.22	170.50	187.55	132.02	188.20
NASDAQ Composite Index	100.00	106.96	116.45	150.96	146.67	200.49
SNL Bank and Thrift Index	100.00	102.02	128.80	151.45	125.81	170.04

Source: S&P Global Market Intelligence

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial data for the Company. This information should be read in conjunction with the Consolidated Financial Statements and related notes, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appear elsewhere in this Annual Report.

	At or For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share amounts)
Financial Condition Data
Total assets	$6,343,694	$6,178,683	$5,299,455	$4,436,002	$3,524,509
Securities, at fair value	30,319	30,596	38,364	67,663	141,646
Loans, net	5,697,540	5,593,403	4,622,798	3,898,668	3,045,242
Deposits	4,921,533	4,884,184	4,107,861	3,475,837	2,743,018
Borrowings	636,245	586,880	513,444	322,512	167,226
Total stockholders' equity	726,587	674,654	646,399	607,297	588,126
Operating Data
Interest and dividend income	$266,103	$227,672	$185,104	$149,692	$123,342
Interest expense	93,165	63,237	38,912	27,137	20,451
Net interest income	172,938	164,435	146,192	122,555	102,891
Provision (reversal) for loan losses	(2,561)	7,848	4,859	7,180	6,667
Net interest income, after provision (reversal) for loan losses	175,499	156,587	141,333	115,375	96,224
Non-interest income	13,313	9,003	23,064	14,190	13,040
Non-interest expenses	100,023	94,798	87,965	77,494	72,691
Income before income taxes	88,789	70,792	76,432	52,071	36,573
Provision for income taxes	21,793	15,021	33,487	17,881	11,966
Net income	$66,996	$55,771	$42,945	$34,190	$24,607
Key Performance Ratios
Return on average assets	1.06%	0.99%	0.89%	0.87%	0.74%
Return on average equity	9.56	8.36	6.82	5.77	4.19
Interest rate spread (1)	2.47	2.71	2.90	2.99	2.97
Net interest margin (2)	2.81	2.99	3.12	3.20	3.19
Non-interest expense to average assets	1.59	1.68	1.83	1.97	2.17
Efficiency ratio (3)	53.70	54.66	51.97	56.67	62.70
Dividend payout ratio	22.05	20.24	20.26	17.91	12.77
Average interest-earning assets to average
interest-bearing liabilities	122.08	123.96	126.88	129.95	134.63
Capital Ratios
Stockholders' equity to total assets	11.45%	10.92%	12.20%	13.69%	16.69%
Total capital to risk weighted assets	12.62	11.94	13.60	14.95	17.48
Tier I capital to risk weighted assets	11.77	11.04	12.67	13.95	16.52
Common equity tier I capital to risk weighted assets	11.77	11.04	12.67	13.95	16.52
Tier I capital to average assets	11.14	11.00	12.10	13.95	16.71
Asset Quality Ratios
Allowance for loan losses/total loans	0.87%	0.94%	0.97%	1.02%	1.08%
Allowance for loan losses/non-accrual loans	1,477.89	770.79	540.30	298.82	106.58
Net charge-offs/average loans outstanding	0.01	0.00	0.00	0.01	0.06
Non-accrual loans/total loans	0.06	0.12	0.18	0.34	1.02
Non-performing assets/total assets	0.05	0.11	0.16	0.30	0.89
Per Share Data
Basic earnings per share	$1.31	$1.08	$0.84	$0.67	$0.47
Diluted earnings per share	1.30	1.06	0.82	0.65	0.46
Dividends per share	0.29	0.22	0.17	0.12	0.06
Book value per share	13.61	12.60	11.96	11.33	10.72
Tangible book value per share (4)	13.19	12.17	11.54	11.08	10.47
Market value per share	20.09	14.32	20.60	18.90	14.10
Number of shares outstanding at end of year	53,377,506	53,541,429	54,039,316	53,596,105	54,875,237
Other data:
Number of offices	39	37	33	31	29
Number of full-time equivalent employees	514	512	495	462	445

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	A reconciliation of the efficiency ratios as reported on a GAAP basis to an adjusted (non-GAAP) basis is as follows:

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
GAAP Basis
Net interest income	$172,938	$164,435	$146,192	$122,555	$102,891
Non-interest income	13,313	9,003	23,064	14,190	13,040
Revenue	186,251	173,438	169,256	136,745	115,931
Non-interest expense	100,023	94,798	87,965	77,494	72,691
Efficiency ratio	53.70%	54.66%	51.97%	56.67%	62.70%

Adjusted (Non-GAAP) Basis
Net interest income	$172,938	$164,435	$146,192	$122,555	$102,891
Non-interest income	13,313	9,003	23,064	14,190	13,040
Adjustment items (non-interest income):
Gain on sale of securities available for sale, net	—	—	(9,305)	(3,020)	(2,432)
(Gain) loss on marketable equity securities, net	(2,016)	2,066	—	—	—
Adjusted revenue	184,235	175,504	159,951	133,725	113,499
Non-interest expense	100,023	94,798	87,965	77,494	72,691
Adjustment item (non-interest expense):
Merger and acquisition expense	—	(114)	(2,055)	—	—
Adjusted non-interest expense	100,023	94,684	85,910	77,494	72,691
Adjusted efficiency ratio	54.29%	53.95%	53.71%	57.95%	64.05%

(4)	Tangible book value per share is calculated as follows:

	At December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share amounts)
Total stockholders' equity	$726,587	$674,654	$646,399	$607,297	$588,126
Less: goodwill	20,378	20,378	19,638	13,687	13,687
Less: core deposit intangible	2,123	2,653	3,243	—	—
Tangible book value	$704,086	$651,623	$623,518	$593,610	$574,439
Number of shares outstanding at end of year	53,377,506	53,541,429	54,039,316	53,596,105	54,875,237
Tangible book value per share	$13.19	$12.17	$11.54	$11.08	$10.47

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies

A summary of significant accounting policies is described in Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2019. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

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

Emphasizing growth in commercial lending. We have diversified our loan portfolio by emphasizing growth in higher-yielding commercial real estate loans and commercial and industrial loans with higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, while still providing high quality loan products for single-family residential borrowers. We have a highly competitive suite of cash management services, technology solutions, and internal support expertise specific to the needs of our commercial business customers. Our lending staff is experienced and knowledgeable about local commercial business in our markets, enabling us to build on the relationship-style banking that is our hallmark. We also continue to review the products we offer to provide diversification of revenue sources and to enhance our customer relationships.

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

Improving profitability through geographic expansion within our market area, disciplined pricing, expense control and balance sheet management. We have achieved many milestones over the last five years as we have grown total assets to $6.344 billion at December 31, 2019 from $3.525 billion at December 31, 2015. On December 29, 2017, the Company completed its acquisition of Meetinghouse, which added $120.4 million in total assets at fair value. Since 2007, we have opened 20 de novo branches, including the two most recent opened in July and December 2019, and one mobile branch and acquired six branch offices in our 2010 acquisition of Mt. Washington Co-operative Bank, and two branch offices in our acquisition of Meetinghouse Bank. We intend to continue our geographic expansion in the greater Boston metropolitan area by opening de novo branches in communities contiguous to those we currently serve, as opportunities present themselves in favorable locations. We have also focused significant efforts and invested heavily in our infrastructure to support our expanding franchise, creating brand awareness, competitive products and a strong and experienced workforce. We believe these initiatives have positioned us well to implement a strategy focused on improving operating efficiency and earnings growth. While we expect to continue to strive for an appropriate level of loan and deposit growth, we will keenly focus on enhancing our profitability by exercising a disciplined approach to product pricing, expense control and balance sheet mix.

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

We believe the success of our strategy is evidenced by the growth of our deposits to $4.922 billion at December 31, 2019 from $2.743 billion at December 31, 2015, and net loans, which increased to $5.698 billion at December 31, 2019 from $3.045 billion at December 31, 2015. We also believe that community bank consolidation will continue to take place and further believe that, with our capital and liquidity positions, we will be positioned to take advantage of industry consolidation through de novo branching, potential acquisition of individual branches, and the potential for whole bank acquisitions. Our focus will be on the Massachusetts markets we know and understand, with a primary view toward continued growth in the Boston metropolitan area. We believe our management team’s unique understanding of the Massachusetts market facilitates our growth into locations that will provide the right complement to our existing franchise and geographic footprint.

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

Increasing core deposits through aggressive marketing and the offering of new deposit products. Deposits are our primary source of funds for investing and lending. Core deposits, which include all deposit account types except certificates of deposit, comprised 68.1% of our total deposits at December 31, 2019. We value our core deposits because they represent a lower cost of funding and are generally less sensitive to withdrawal when interest rates fluctuate as compared to certificate of deposit accounts. We market core deposits through the internet, in-branch and local mail, print and television advertising, as well as programs that link various accounts and services together, minimizing service fees. We will continue to customize existing deposit products and introduce new products to meet the needs of our customers.

Balance Sheet Analysis

Assets. Our total assets increased $165.0 million, or 2.7%, to $6.344 billion at December 31, 2019 from $6.179 billion at December 31, 2018. Net loans increased $104.1 million, or 1.9%, to $5.698 billion at December 31, 2019 from $5.593 billion at December 31, 2018. Cash and due from banks increased $34.4 million, or 9.2%, to $406.4 million at December 31, 2019 from $372.0 million at December 31, 2018. Certificates of deposit decreased $5.0 million, or 95.3%, to $247,000 at December 31, 2019 from $5.2 million at December 31, 2018, due to maturities of $5.0 million. Securities, at fair value, were $30.3 million at December 31, 2019, a decrease of $277,000, or 0.9%, from $30.6 million at December 31, 2018.

Loan Portfolio Analysis. At December 31, 2019, net loans were $5.698 billion, or 89.8% of total assets. During the year ended December 31, 2019, net loans increased $104.1 million, or 1.9%. Loan originations totaled $1.098 billion during the year ended December 31, 2019. The increase in net loans consisted primarily of $74.7 million in commercial real estate loans, $20.4 million in construction loans, $19.4 million in home equity lines of credit and $12.0 million in one- to four-family loans, partially offset by decreases of $20.1 million in commercial and industrial loans and $7.1 million in multi-family loans. These balance changes reflect commercial loan payoffs totaling $612.5 million and construction loans that converted to permanent status totaling $340.1 million during the year ended December 31, 2019.

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

	At December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four- family	$659,366	11.5%	$647,367	11.4%	$603,680	12.9%	$532,450	13.5%	$458,423	14.9%
Multi-family	1,003,418	17.4	1,010,521	17.9	779,637	16.7	562,948	14.3	417,388	13.5
Home equity lines of credit	69,491	1.2	50,087	0.9	48,393	1.0	42,913	1.1	46,660	1.5
Commercial real estate	2,696,671	46.9	2,621,979	46.4	2,063,781	44.2	1,776,601	45.1	1,328,344	43.1
Construction	707,370	12.3	686,948	12.1	641,306	13.7	502,753	12.8	421,531	13.7
Total real estate loans	5,136,316	89.3	5,016,902	88.7	4,136,797	88.5	3,417,665	86.8	2,672,346	86.7
Commercial and industrial	604,889	10.5	625,018	11.1	525,604	11.3	515,430	13.0	400,051	13.0
Consumer	12,196	0.2	10,953	0.2	10,761	0.2	9,712	0.2	10,028	0.3
Total loans	5,753,401	100.0%	5,652,873	100.0%	4,673,162	100.0%	3,942,807	100.0%	3,082,425	100.0%
Allowance for loan losses	(50,322)		(53,231)		(45,185)		(40,149)		(33,405)
Net deferred loan origination fees	(5,539)		(6,239)		(5,179)		(3,990)		(3,778)
Loans, net	$5,697,540		$5,593,403		$4,622,798		$3,898,668		$3,045,242

Loan Maturity. The following table sets forth certain information at December 31, 2019 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude net deferred loan origination fees. Our adjustable-rate mortgage loans generally do not provide for downward adjustments below the initial discounted contract rate, other than declines due to a decline in the index rate.

	December 31, 2019
	Real estate	Commercial and industrial	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$297,846	$51,863	$644	$350,353
More than one to five years	704,856	61,623	11,532	778,011
More than five to ten years	1,223,085	67,160	20	1,290,265
More than ten years	2,910,529	424,243	—	3,334,772
Total	$5,136,316	$604,889	$12,196	$5,753,401
Interest rate terms on amounts due after one year:
Fixed-rate loans	$1,259,424	$107,094	$11,552	$1,378,070
Adjustable-rate loans	3,579,046	445,932	—	4,024,978
Total	$4,838,470	$553,026	$11,552	$5,403,048

At December 31, 2019, our loan portfolio consisted of $1.563 billion of fixed-rate loans and $4.190 billion of adjustable-rate loans.

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

Internal and independent third-party loan reviews vary by loan type, as well as the size and complexity of the loan. Depending on the size and complexity of the loan, some loans may warrant detailed individual review, while other loans may have less risk based upon size or be of a homogeneous nature reducing the need for detailed individual analysis. Assets with these characteristics, such as consumer loans and loans secured by residential real estate, may be reviewed on the basis of risk indicators such as delinquency or credit rating. In cases of significant concern, a total re-evaluation of the loan and associated risks are documented by completing a loan risk assessment and action plan. Some loans may be re-evaluated in terms of their fair market value or net realizable value in order to determine the likelihood of potential loss exposure and, consequently, the adequacy of specific and general loan loss reserves.

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

Delinquencies. Total past due loans decreased $3.8 million, or 54.1%, to $3.2 million at December 31, 2019 from $7.0 million at December 31, 2018, reflecting decreases of $2.2 million in loans 90 days or greater past due, $211,000 in loans 60 to 89 days past due and $1.3 million in loans 30 to 59 days past due. The decrease in loans 90 days or greater past due was primarily due to a general decrease in delinquent residential mortgages, multi-family loans and commercial and industrial loans. At December 31, 2019 and 2018, non-accrual loans exceeded loans 90 days or greater past due in certain loan categories primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected and certain loans remain on non-accrual status until they attain a sustained payment history of six consecutive months.

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including troubled debt restructurings (“TDRs”) on non-accrual status, and real estate and other loan collateral acquired through foreclosure. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At December 31, 2019 and 2018, we did not have any accruing loans past due 90 days or greater. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $336,000 at December 31, 2019. The following table provides information with respect to our non-performing assets at the dates indicated.

	At December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One- to four-family	$3,082	$5,888	$6,890	$8,487	$9,264
Home equity lines of credit	—	—	562	674	1,763
Commercial real estate	—	342	388	2,807	3,663
Construction	—	—	—	815	15,849
Total real estate loans	3,082	6,230	7,840	12,783	30,539
Commercial and industrial	323	676	523	653	805
Total non-accrual loans (1)	3,405	6,906	8,363	13,436	31,344
Foreclosed assets	—	—	—	—	—
Total non-performing assets	$3,405	$6,906	$8,363	$13,436	$31,344
Non-accrual loans to total loans	0.06%	0.12%	0.18%	0.34%	1.02%
Non-accrual loans to total assets	0.05%	0.11%	0.16%	0.30%	0.89%
Non-performing assets to total assets	0.05%	0.11%	0.16%	0.30%	0.89%

(1)

TDRs on accrual status not included above totaled $2.3 million at December 31, 2019, $12.3 million at December 31, 2018, $12.7 million at December 31, 2017, $13.3 million at December 31, 2016 and $14.2 million at December 31, 2015.

Non-performing assets were $3.4 million or 0.05% of total assets, at December 31, 2019, compared to $6.9 million, or 0.11% of total assets, at December 31, 2018. We recognized $148,000 of interest income on non-accrual loans for the year ended December 31, 2019. Additional interest income that would have been recorded for the year ended December 31, 2019 had non-accruing loans been current according to their original terms amounted to $82,000.

Non-accrual loans decreased $3.5 million, or 50.7%, to $3.4 million, or .06% of total loans outstanding at December 31, 2019, from $6.9 million, or 0.12% of total loans outstanding at December 31, 2018, due to a $2.8 million decrease in non-accrual one- to four-family loans, a $353,000 decrease in non-accrual commercial and industrial loans and a $342,000 decrease in non-accrual commercial real estate loans.

Achieving and maintaining a moderate risk profile by aggressively managing troubled assets has been and will continue to be a primary focus for us. At December 31, 2019, our allowance for loan losses was $50.3 million, or 0.87% of total loans and 1,477.89% of non-accrual loans, compared to $53.2 million, or 0.94% of total loans and 770.79% of non-accrual loans at December 31, 2018. We decreased our allowance primarily as a result of management’s assessment of the loan portfolio balance and composition changes, declines in historical charge-off trends, reduced levels of problem loans and other improvements in asset quality trends. Included in our allowance at December 31, 2019 was a general component of $50.2 million, which is based upon our evaluation of various factors relating to loans not deemed to be impaired. We continue to believe our level of non-performing loans and assets, which declined significantly during the past three years, is manageable and we believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

The Company did not hold any foreclosed real estate at December 31, 2019 and 2018. We continue to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures.

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

The following table summarizes our TDRs at the dates indicated.

	At December 31,
	2019	2018	2017	2016	2015
	(In thousands)
TDRs on accrual status:
One- to four-family	$2,084	$2,152	$2,125	$2,219	$2,621
Multi-family	252	1,271	1,315	1,359	1,402
Home equity lines of credit	—	—	—	18	18
Commercial real estate	—	8,906	9,200	9,460	9,968
Construction	—	—	—	174	174
Commercial and industrial	—	12	20	27	33
Total TDRs on accrual status	2,336	12,341	12,660	13,257	14,216
TDRs on non-accrual status:
One- to four-family	706	770	1,046	1,123	1,261
Commercial real estate	—	—	—	—	528
Construction	—	—	—	—	1,136
Commercial and industrial	—	—	—	—	186
Total TDRs on non-accrual status	706	770	1,046	1,123	3,111
Total TDRs	$3,042	$13,111	$13,706	$14,380	$17,327

Total TDRs decreased $10.1 million, or 76.8%, to $3.0 million at December 31, 2019 from $13.1 million at December 31, 2018, due to decreases of $10.0 million in TDRs on accrual status, primarily due to the reclassification of an $8.9 million commercial real estate loan from TDR status based on the loan’s market rate terms, financial strength of the borrower and value of the underlying property and $64,000 in TDRs on non-accrual status, reflecting principal pay downs. Modifications of TDRs consist of rate reductions, loan term extensions or provisions for interest-only payments for specified periods up to 12 months. We have generally been successful with the concessions we have offered to borrowers to date. We generally return TDRs to accrual status when they have sustained payments for six consecutive months based on the restructured terms and future payments are reasonably assured. We recognized $190,000 of interest income on TDRs for the year ended December 31, 2019.

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

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. These other potential problem loans are generally loans classified as “substandard” or 8-rated loans in accordance with our ten-grade internal loan rating system that is consistent with guidelines established by banking regulators. At December 31, 2019, other potential problem loans totaled $27.4 million, including $25.0 million of commercial and industrial loans, and $2.4 million of multi-family loans. The $25.0 million of commercial and industrial loan relationships classified as substandard are comprised of two loans to non-profit educational organizations in eastern Massachusetts with loan balances of $21.2 million and $3.8 million that were identified during our loan review process as having possible financial issues that, if not corrected, could result in some loss to the Company. It was determined that both of these loan relationships are performing in accordance with the terms of their loans with the current expectation that we will be repaid in full in accordance with those terms, but with continual credit monitoring of the relationships.

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

Changes in the allowance for loan losses during the years indicated were as follows:

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Beginning balance	$53,231	$45,185	$40,149	$33,405	$28,469
Provision (reversal) for loan losses	(2,561)	7,848	4,859	7,180	6,667
Charge-offs:
One- to four-family	—	—	98	—	165
Home equity lines of credit	—	—	—	—	60
Commercial real estate	—	—	3	—	—
Construction	—	—	—	486	2,287
Commercial and industrial	201	—	—	49	36
Consumer	290	306	340	302	306
Total charge-offs	491	306	441	837	2,854
Recoveries:
One- to four-family	—	151	104	—	116
Multi-family	—	—	1	—	—
Home equity lines of credit	4	4	1	—	—
Commercial real estate	5	15	310	—	18
Construction	—	202	51	230	881
Commercial and industrial	7	—	30	60	1
Consumer	127	132	121	111	107
Total recoveries	143	504	618	401	1,123
Net (charge-offs) recoveries	(348)	198	177	(436)	(1,731)
Ending balance	$50,322	$53,231	$45,185	$40,149	$33,405
Allowance to non-accrual loans	1,477.89%	770.79%	540.30%	298.82%	106.58%
Allowance to total loans outstanding	0.87%	0.94%	0.97%	1.02%	1.08%
Net (charge-offs) recoveries to average loans outstanding	(0.01)%	0.00%	0.00%	(0.01)%	(0.06)%

Our provision for loan losses was a reversal of $2.6 million for the year ended December 31, 2019 compared to $7.8 million provision for the year ended December 31, 2018 and a $4.9 million provision for the year ended December 31, 2017. The allowance for loan losses was $50.3 million or 0.87% of total loans at December 31, 2019, compared to $53.2 million or 0.94% of total loans at December 31, 2018 and $45.2 million or 0.97% of total loans at December 31, 2017. The changes in the provision were based on management’s assessment of loan portfolio growth and composition changes, declines in historical charge-off trends, reduced levels of problem loans and other improving asset quality trends.  The reduction in the provision for loan losses for the year ended December 31, 2019 was primarily due to substantial payoffs of multi-family, commercial real estate and commercial and industrial loans, the conversion of construction loans to permanent status in the commercial loan categories and continuing improvements in credit quality trends during the year. The increases in the overall allowance for loan losses at December 31, 2018, 2017 and 2016 were primarily due to increases in the multi-family, commercial real estate, construction, and commercial and industrial loan categories. We continue to assess the adequacy of our allowance for loan losses in accordance with established policies.

The following tables set forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	At December 31,
	2019			2018			2017
			Percent of			Percent of			Percent of
		Percent of	Loans in		Percent of	Loans in		Percent of	Loans in
		Allowance	Category		Allowance	Category		Allowance	Category
		to Total	of Total		to Total	of Total		to Total	of Total
	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four- family	$691	1.4%	11.5%	$1,033	1.9%	11.4%	$1,001	2.2%	12.9%
Multi-family	7,825	15.5	17.4	8,240	15.5	17.9	6,263	13.9	16.7
Home equity lines of credit	69	0.1	1.2	70	0.1	0.9	62	0.1	1.0
Commercial real estate	26,943	53.6	46.9	27,785	52.3	46.4	21,513	47.6	44.2
Construction	8,913	17.7	12.3	9,755	18.3	12.1	10,166	22.5	13.7
Total real estate loans	44,441	88.3	89.3	46,883	88.1	88.7	39,005	86.3	88.5
Commercial and industrial	5,765	11.5	10.5	6,236	11.7	11.1	6,084	13.5	11.3
Consumer	116	0.2	0.2	112	0.2	0.2	96	0.2	0.2
Total loans	$50,322	100.0%	100.0%	$53,231	100.0%	100.0%	$45,185	100.0%	100.0%

	At December 31,
	2016			2015
			Percent of			Percent of
		Percent of	Loans in		Percent of	Loans in
		Allowance	Category		Allowance	Category
		to Total	of Total		to Total	of Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$1,367	3.4%	13.5%	$1,354	4.1%	14.9%
Multi-family	4,514	11.2	14.3	3,385	10.1	13.5
Home equity lines of credit	73	0.2	1.1	144	0.4	1.5
Commercial real estate	18,725	46.7	45.1	14,497	43.4	43.1
Construction	8,931	22.2	12.8	8,313	24.9	13.7
Total real estate loans	33,610	83.7	86.8	27,693	82.9	86.7
Commercial and industrial	6,452	16.1	13.0	5,620	16.8	13.0
Consumer	87	0.2	0.2	92	0.3	0.3
Total loans	$40,149	100.0%	100.0%	$33,405	100.0%	100.0%

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

We had impaired loans totaling $6.3 million and $4.8 million as of December 31, 2019 and 2018, respectively. At December 31, 2019, impaired loans totaling $2.8 million had a valuation allowance of $76,000. Impaired loans totaling $1.8 million had a valuation allowance of $110,000 at December 31, 2018. Our average recorded investment in impaired loans was $4.4 million and $4.9 million for the years ended December 31, 2019 and 2018, respectively.

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

Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral-dependent as of December 31, 2019 and considered any probable loss in determining the allowance for loan losses.

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

For commercial loans measured for impairment based on the collateral value, we will do the following:

•

We obtain a third-party appraisal at the time a loan is deemed to be in a workout situation and there is no indication that the loan will return to performing status, generally when the loan is 90 days or more past due. One or more updated third-party appraisals are obtained prior to foreclosure depending on the foreclosure timeline. In general, we order new appraisals annually on loans in the process of foreclosure.

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

Securities Portfolio

At December 31, 2019, our securities portfolio was $30.3 million, or 0.5% of total assets compared to $30.6 million, or 0.5% of total assets, at December 31, 2018. During the year ended December 31, 2019, the securities portfolio decreased $277,000, or 0.9%, primarily due to $2.5 million in maturities, calls and principal payments, partially offset by a $2.2 million net unrealized gain recognized on marketable equity securities still held at December 31, 2019. At December 31, 2019, the securities portfolio consisted of $15.1 million, or 49.7%, in debt securities and $15.2 million, or 50.3%, in marketable equity securities. The debt securities within the portfolio are government-sponsored enterprises, municipal bonds and mortgage-backed securities issued by government-sponsored enterprises and private companies. Included in marketable equity securities are common stocks and money market mutual funds. We purchase marketable equity securities with the intent to generate long-term capital gains through purchasing investment grade dividend paying securities in companies with relatively low long-term debt and a history of sustained earnings and above-average growth. We typically initiate a securities position based on market opportunities and may periodically add to our position through dollar cost averaging. Refer to Note 2, Securities, in Notes to the Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data within this report for more detail regarding industry concentrations in our securities portfolio.

The following table sets forth the amortized cost and fair value of our securities, all of which at the dates indicated were recorded at fair value.

	At December 31,
	2019		2018		2017
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Debt securities:
Government-sponsored enterprises	$1,528	$1,556	$1,869	$1,832	$1,942	$1,942
Municipal bonds	2,085	2,151	2,094	2,031	2,424	2,426
Residential mortgage-backed securities:
Government-sponsored enterprises	10,559	10,693	12,749	12,585	15,916	16,145
Private label	584	676	639	711	70	76
Total debt securities	14,756	15,076	17,351	17,159	20,352	20,589
Marketable equity securities:
Common stocks	14,987	15,233	15,352	13,427	17,071	17,765
Money market mutual funds	10	10	10	10	10	10
Total marketable equity securities	14,997	15,243	15,362	13,437	17,081	17,775
Total	$29,753	$30,319	$32,713	$30,596	$37,433	$38,364

At December 31, 2019, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the stated maturities and weighted average yields of debt securities at December 31, 2019.

			More than One Year		More than Five Years
	One Year or Less		to Five Years		to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Debt securities:
Government-sponsored enterprises	$—	—%	$—	—%	$1,111	2.74%	$417	2.59%	$1,528	2.70%
Municipal bonds	—	—	275	3.20	1,810	2.40	—	—	2,085	2.50
Residential mortgage- backed securities:
Government-sponsored enterprises	—	—	595	3.55	1,404	2.67	8,560	3.29	10,559	3.22
Private label	—	—	—	—	148	2.36	436	4.84	584	4.21
Total debt securities	$—	—%	$870	3.44%	$4,473	2.57%	$9,413	3.33%	$14,756	3.10%

Each reporting period, we evaluate all debt securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”). OTTI is required to be recognized if (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. For all other impaired debt securities, credit related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income, net of applicable taxes. Marketable equity securities are carried at fair value, with changes in fair value reported in net income.

Deposits

Deposits are a major source of our funds for lending and other investment purposes. Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Our deposit base is comprised of noninterest-bearing demand, interest-bearing demand, money market, regular savings and other deposits, and certificates of deposit, which include brokered certificates of deposit. We consider noninterest-bearing demand, interest-bearing demand, money market, and regular savings and other deposits to be core deposits. Total deposits increased $37.3 million, or 0.8%, to $4.922 billion at December 31, 2019 from $4.884 billion at December 31, 2018. Our continuing focus on the acquisition and expansion of core deposit relationships resulted in net growth in core deposits of $153.5 million, or 4.8%, to $3.352 billion, or 68.1% of total deposits at December 31, 2019.

The following table sets forth the average balances of deposits for the years indicated.

	Years Ended December 31,
	2019			2018			2017
			Percent			Percent			Percent
	Average	Average	of Total	Average	Average	of Total	Average	Average	of Total
	Balance	Rate	Deposits	Balance	Rate	Deposits	Balance	Rate	Deposits
	(Dollars in thousands)
Noninterest-bearing demand deposits	$505,520	—%	10.2%	$489,887	—%	9.9%	$448,952	—%	11.6%
Interest-bearing demand deposits	1,215,989	1.72	24.5	1,106,332	1.36	24.4	799,377	0.92	24.4
Money market deposits	683,051	1.29	13.8	845,781	1.12	14.9	971,692	0.91	22.4
Regular savings and other deposits	901,650	1.53	18.2	400,951	0.54	16.3	317,717	0.14	8.1
Certificates of deposit	1,648,089	2.15	33.3	1,513,174	1.85	34.5	1,193,803	1.45	33.5
Total	$4,954,299	1.59%	100.0%	$4,356,125	1.25%	100.0%	$3,731,541	0.91%	100.0%

The following table indicates the amount of the certificates of deposits of $100,000 or more by time remaining until maturity as of December 31, 2019.

Certificates
of Deposit
(In thousands)
Maturity Period:
Three months or less	$219,937
Over three through six months	260,997
Over six through twelve months	242,736
Over twelve months	95,019
Total	$818,689

Borrowings

We use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for loans and investments. At December 31, 2019 and 2018, Federal Home Loan Bank of Boston advances totaled $636.2 million and $586.9 million, respectively, with a weighted average rate of 2.57% and 1.77%, respectively. Total borrowings increased $49.4 million, or 8.4%, during the year ended December 31, 2019, reflecting a $99.4 million increase in long-term advances, partially offset by a $50.0 million decrease in short-term advances. During the year ended December 31, 2019 the Bank entered into long-term advances with the Federal Home Loan Bank of Boston totaling $160.0 million with original terms ranging from one to three years and initial interest rates ranging from 2.02% to 2.28%. The maturing and called long-term advances with the Federal Home Loan Bank of Boston totaled $57.7 million and consisted of advances with original terms ranging from five to 10 years and interest rates ranging from of 1.50% to 2.16% during the year ended December 31, 2019. At December 31, 2019, we also had an available line of credit of $9.4 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily, none of which was outstanding at that date.

Information relating to borrowings is detailed in the following table.

	Years Ended December 31,
	2019	2018
	(Dollars in thousands)
Balance outstanding at end of period	$636,245	$586,880
Average amount outstanding during the period	$593,711	$576,949
Weighted average interest rate during the period	2.39%	1.49%
Maximum outstanding at any month end	$637,038	$650,772
Weighted average interest rate at end of period	2.57%	1.77%

Stockholders’ Equity

Total stockholders’ equity increased $51.9 million, or 7.7%, to $726.6 million at December 31, 2019, from $674.7 million at December 31, 2018. The increase for the year ended December 31, 2019 was due primarily to $67.0 million in net income and $7.1 million related to stock-based compensation plans, partially offset by dividends of $0.29 per share totaling $14.8 million and the repurchase of 428,820 shares of the Company’s common stock related to the stock repurchase program at a total cost of $7.3 million. Stock options and stock appreciation rights exercised by the Company’s employees and directors totaled 342,022 shares during the year ended December 31, 2019, including 259,179 shares from stock options granted in 2008 and exercised prior to expiration on October 27, 2019. Stockholders’ equity to assets was 11.45% at December 31, 2019, compared to 10.92% at December 31, 2018. Book value per share increased to $13.61 at December 31, 2019 from $12.60 at December 31, 2018. At December 31, 2019, the Company and the Bank continued to exceed all regulatory capital requirements.

Results of Operations for the Years Ended December 31, 2019, 2018 and 2017

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

Net income information is as follows:

	Years Ended December 31,			Change 2019/2018		Change 2018/2017
	2019	2018	2017	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Net interest income	$172,938	$164,435	$146,192	$8,503	5.2%	$18,243	12.5%
Provision (reversal) for loan losses	(2,561)	7,848	4,859	(10,409)	(132.6)	2,989	61.5
Non-interest income	13,313	9,003	23,064	4,310	47.9	(14,061)	(61.0)
Non-interest expenses	100,023	94,798	87,965	5,225	5.5	6,833	7.8
Net income	66,996	55,771	42,945	11,225	20.1	12,826	29.9
Basic earnings per share	1.31	1.08	0.84	0.23	21.3	0.24	28.6
Diluted earnings per share	1.30	1.06	0.82	0.24	22.6	0.24	29.3
Return on average assets	1.06%	0.99%	0.89%	0.07%	7.4	0.10%	11.3
Return on average equity	9.56%	8.36%	6.82%	1.20%	14.4	1.54%	22.5

Net income for the years ended December 31, 2019 and 2018 reflect a reduction in the statutory federal income rate to 21% from 35% effective January 1, 2018 related to the Tax Act enacted in December 2017. Net income for the year ended December 31, 2017 reflected a charge to tax expense of approximately $7.1 million, or $0.13 per diluted share, related to enactment of the Tax Act that required the Company to revalue its net deferred tax asset and merger, and acquisition expenses totaling $2.1 million (pre-tax) related to the Meetinghouse acquisition.

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

	Years Ended December 31,
	2019			2018			2017
	Average Balance	Interest (1)	Yield/ Cost (1)	Average Balance	Interest (1)	Yield/ Cost (1)	Average Balance	Interest (1)	Yield/ Cost (1)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$5,779,924	$259,427	4.49%	$5,119,102	$221,652	4.33%	$4,286,830	$184,337	4.30%
Securities and certificates of deposits	34,343	1,109	3.23	69,091	1,678	2.43	132,872	2,630	1.98
Other interest-earning assets (3)	341,786	8,467	2.48	319,758	6,938	2.17	266,945	3,465	1.30
Total interest-earning assets	6,156,053	269,003	4.37	5,507,951	230,268	4.18	4,686,647	190,432	4.06
Noninterest-earning assets	138,983			120,720			113,254
Total assets	$6,295,036			$5,628,671			$4,799,901
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,215,989	20,951	1.72	$1,106,332	15,025	1.36	$799,377	7,315	0.92
Money market deposits	683,051	8,797	1.29	845,781	9,490	1.12	971,692	8,865	0.91
Regular savings and other deposits	901,650	13,796	1.53	400,951	2,175	0.54	317,717	448	0.14
Certificates of deposit	1,648,089	35,434	2.15	1,513,174	27,944	1.85	1,193,803	17,354	1.45
Total interest-bearing deposits	4,448,779	78,978	1.78	3,866,238	54,634	1.41	3,282,589	33,982	1.04
Borrowings	593,711	14,187	2.39	576,949	8,603	1.49	411,200	4,930	1.20
Total interest-bearing liabilities	5,042,490	93,165	1.85	4,443,187	63,237	1.42	3,693,789	38,912	1.05
Noninterest-bearing demand deposits	505,520			489,887			448,952
Other noninterest-bearing liabilities	46,250			28,191			27,221
Total liabilities	5,594,260			4,961,265			4,169,962
Total stockholders' equity	700,776			667,406			629,939
Total liabilities and stockholders' equity	$6,295,036			$5,628,671			$4,799,901
Net interest-earning assets	$1,113,563			$1,064,764			$992,858
Fully tax-equivalent net interest income		175,838			167,031			151,520
Less: tax-equivalent adjustments		(2,900)			(2,596)			(5,328)
Net interest income		$172,938			$164,435			$146,192
Interest rate spread (1)(4)			2.52%			2.76%			3.01%
Net interest margin (1)(5)			2.86%			3.03%			3.23%
Average interest-earning assets to average interest-bearing liabilities		122.08			123.96%			126.88%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$4,954,299	$78,978	1.59%	$4,356,125	$54,634	1.25%	$3,731,541	$33,982	0.91%
Total deposits and borrowings, including noninterest-bearing demand deposits	$5,548,010	$93,165	1.68%	$4,933,074	$63,237	1.28%	$4,142,741	$38,912	0.94%

(1)

Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, as well as resulting yields, interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the years ended December 31, 2019, 2018 and 2017, yields on loans before tax-equivalent adjustments were 4.44%, 4.28% and 4.19%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 3.01%, 2.28% and 1.67%, respectively, and yield on total interest-earning assets before tax-equivalent adjustments were 4.32%, 4.13% and 3.95%, respectively. Interest rate spread before tax-equivalent adjustments for the years ended December 31, 2019, 2018 and 2017 was 2.47%, 2.71% and 2.90%, respectively, while net interest margin before tax-equivalent adjustments for the years ended December 31, 2019, 2018 and 2017 was 2.81%, 2.99% and 3.12%, respectively.

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

	Years Ended December 31,			Years Ended December 31,
	2019 Compared to 2018			2018 Compared to 2017
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:
Loans	$29,429	$8,346	$37,775	$36,028	$1,287	$37,315
Securities and certificates of deposits	(1,012)	443	(569)	(1,457)	505	(952)
Other interest-earning assets	500	1,029	1,529	790	2,683	3,473
Total	28,917	9,818	38,735	35,361	4,475	39,836
Interest expense:
Deposits	6,981	17,363	24,344	7,579	13,073	20,652
Borrowings	257	5,327	5,584	2,289	1,384	3,673
Total	7,238	22,690	29,928	9,868	14,457	24,325
Change in fully tax-equivalent net interest income	$21,679	$(12,872)	$8,807	$25,493	$(9,982)	$15,511

The net interest rate spread and net interest margin on a tax-equivalent basis were 2.52% and 2.86%, respectively, for the year ended December 31, 2019 compared to 2.76% and 3.03%, respectively, for the year ended December 31, 2018. The increase in net interest income was due primarily to growth in average loan balances and yields, partially offset by growth in average balances of total deposits and borrowings and an increase in the cost of funds for the year ended December 31, 2019 compared to the same period in 2018.

The Company’s yield on interest-earning assets on a tax-equivalent basis increased 19 basis points to 4.37% for the year ended December 31, 2019 compared to 4.18% for the year ended December 31, 2018, while the total cost of funds increased 40 basis points to 1.68% for the year ended December 31, 2019 compared to 1.28% for the year ended December 31, 2018. The increase in interest income was primarily due to growth in the Company’s average loan balances of $660.8 million, or 12.9%, to $5.780 billion, and by an increase in the yield on loans on a tax-equivalent basis of 16 basis points to 4.49% for the year ended December 31, 2019. Interest and fees on loans included commercial prepayment fees of $2.1 million for the year ended December 31, 2019, up from $1.1 million for the year ended December 31, 2018. The increase in interest expense on deposits was primarily due to the growth in average total deposits of $598.2 million, or 13.7%, to $4.954 billion and an increase in the cost of average total deposits of 34 basis points to 1.59% for the year ended December 31, 2019 compared to 1.25% for the year ended December 31, 2018. The increase in interest expense on borrowings was primarily due to the increase in average borrowings of $16.8 million, or 2.9%, to $593.7 million and an increase in the cost of average borrowings of 90 basis points to 2.39% for the year ended December 31, 2019 compared to 1.49% for the year ended December 31, 2018.

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

The Company’s yield on interest-earning assets on a tax-equivalent basis increased 12 basis points to 4.18% for the year ended December 31, 2018 compared to 4.06% for the year ended December 31, 2017, while the total cost of funds increased 34 basis points to 1.28% for the year ended December 31, 2018 compared to 0.94% for the year ended December 31, 2017. The increase in interest income was primarily due to growth in the Company’s average loan balances of $832.3 million, or 19.4%, to $5.119 billion, and by an increase in the yield on loans on a tax-equivalent basis of three basis points to 4.33% for the year ended December 31, 2018. The yields on loans and interest-earning assets on a tax-equivalent basis for the year ended December 31, 2018 also reflects the reduction in the federal income tax rate to 21% from 35%. The increase in interest expense on deposits was primarily due to the growth in average total deposits of $624.6 million, or 16.7%, to $4.356 billion and an increase in the cost of average total deposits of 34 basis points to 1.25% for the year ended December 31, 2018 compared to 0.91% for the year ended December 31, 2017. The increase in interest expense on borrowings was primarily due to the increase in average borrowings of $165.7 million, or 40.3%, to $576.9 million and an increase in the cost of average borrowings of 29 basis points to 1.49% for the year ended December 31, 2018 compared to 1.20% for the year ended December 31, 2017.

Provision for Loan Losses. Our provision for loan losses was a reversal of $2.6 million for the year ended December 31, 2019 compared to a provision of $7.8 million and $4.9 million for the years ended December 31, 2018 and 2017, respectively. For further discussion of the changes in the provision and allowance for loan losses, refer to “Asset Quality — Allowance for Loan Losses.”

Non-Interest Income. Non-interest income information is as follows:

	Years Ended December 31,			Change 2019/2018		Change 2018/2017
	2019	2018	2017	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Customer service fees	$9,220	$9,065	$8,517	$155	1.7%	$548	6.4%
Loan fees	549	479	1,970	70	14.6	(1,491)	(75.7)
Mortgage banking gains, net	309	295	457	14	4.7	(162)	(35.4)
Gain on sales of securities available for sale, net	—	—	9,305	—	—	(9,305)	(100.0)
Gain (loss) on marketable equity securities, net	2,016	(2,066)	—	4,082	197.6	(2,066)	—
Income from bank-owned life insurance	1,127	1,109	1,158	18	1.6	(49)	(4.2)
Gain on life insurance distribution	52	110	1,657	(58)	(52.7)	(1,547)	(93.4)
Other income	40	11	—	29	263.6	11	—
Total non-interest income	$13,313	$9,003	$23,064	$4,310	47.9%	$(14,061)	(61.0)%

The increase in non-interest income for the year ended December 31, 2019 was due primarily to a $2.0 million gain on marketable equity securities, net, reflecting increases in market valuations for the year ended December 31, 2019, compared to a $2.1 million loss on marketable equity securities, net, for the year ended December 31, 2018.

The increase in customer service fees for the year ended December 31, 2018 was primarily due to growth in checking accounts and a related increase in debit card revenue. The decrease in loan fees for the year ended December 31, 2018 was primarily due to $1.3 million of loan swap fee income recognized in the second quarter of 2017. The loss on marketable equity securities, net, resulted from a reduction in the fair value of marketable equity securities with the recognition of changes in fair value reported in net income for the year ended December 31, 2018. In addition, the year ended December 31, 2017 includes a non-taxable gain on life insurance distribution of $1.7 million resulting from the difference between the death benefit payment of $3.3 million and the cash surrender value of the related bank-owned life insurance policy of $1.6 million.

Non-Interest Expense. Non-interest expense information is as follows:

	Years Ended December 31,			Change 2019/2018		Change 2018/2017
	2019	2018	2017	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$61,371	$58,866	$53,161	$2,505	4.3%	$5,705	10.7%
Occupancy and equipment	14,594	12,759	11,533	1,835	14.4	1,226	10.6
Data processing	8,079	6,915	5,912	1,164	16.8	1,003	17.0
Marketing and advertising	4,631	4,057	3,653	574	14.1	404	11.1
Professional services	3,182	3,383	3,669	(201)	(5.9)	(286)	(7.8)
Deposit insurance	2,206	3,006	2,988	(800)	(26.6)	18	0.6
Merger and acquisition	—	114	2,055	(114)	(100.0)	(1,941)	(94.5)
Other general and administrative	5,960	5,698	4,994	262	4.6	704	14.1
Total non-interest expenses	$100,023	$94,798	$87,965	$5,225	5.5%	$6,833	7.8%

The increases in salaries and employee benefits expenses reflect annual increases in employee compensation and health benefits during the first quarter of 2019.  In addition, the increases in salaries and employee benefits, and occupancy and equipment expenses and data processing include costs associated with the expansion of our branch and support staff, including one new branch that opened late in the first quarter of 2018, three new branch openings in the fourth quarter of 2018, one new branch opened in July 2019, and one new branch that opened in December 2019. The decrease in deposit insurance reflects the application of $1.2 million in Small Bank Assessment Credits by the Federal Deposit Insurance Corporation for the third and fourth quarters of 2019. The Company’s adjusted efficiency ratio, which excludes gains and losses on marketable equity securities, net, and non-recurring merger and acquisition expenses, was 54.29% for the year ended December 31, 2019 compared to 53.95% for the year ended December 31, 2018.

The increase in salaries and employee benefits expenses for the year ended December 31, 2018 was primarily due to annual increases in employee compensation and health benefits during the first quarter of 2018. In addition, increases in salaries and employee benefits expenses and occupancy and equipment expenses reflect costs associated with the expansion of our branch and support staff, including two branches acquired from Meetinghouse, one new branch opened in the first quarter of 2018, and three new branches opened in the fourth quarter of 2018. Other general and administrative expenses reflect core deposit intangible amortization of $590,000 for the year ended December 31, 2018. The Company’s adjusted efficiency ratio, which excludes gains and losses on sales of securities available for sale, gains and losses on marketable equity securities, net, and non-recurring merger and acquisition expenses, was 53.95% for the year ended December 31, 2018 compared to 53.71% for the year ended December 31, 2017.

Income Tax Provision. We recorded a provision for income taxes of $21.8 million for the year ended December 31, 2019, reflecting an effective tax rate of 24.5%, compared to $15.0 million, or a 21.2% effective tax rate, for the year ended December 31, 2018 and $33.5 million, reflecting an effective tax rate of 43.8%, for the year ended December 31, 2017. The changes in the income tax provision and effective tax rate were primarily due to the decrease in the statutory federal income rate to 21% from 35% effective January 1, 2018 and a $7.1 million charge in the fourth quarter of 2017 to revalue the Company’s net deferred tax asset as a result of the Tax Act.

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

The Company’s Risk Management and Compliance Officer and the Compliance/Risk Management Committee oversee the risk management process on behalf of the Company’s Board of Directors, with responsibility for the overall risk program and strategy, determining risks and implementing risk mitigation strategies in the following risk areas: interest rates, operational/compliance, liquidity, strategic, reputation, credit and legal/regulatory. The Risk Management and Compliance Officer reports the activities of the Compliance/Risk Management Committee to the Audit Committee of the Board of Directors on a quarterly basis, or more often as necessary. The Risk Management and Compliance Officer provides counsel to members of our management team on all issues that affect our risk positions.

In addition, the Risk Management and Compliance Officer is responsible for the following:

•	Develops, implements and maintains a risk management program for the entire Bank to withstand regulatory scrutiny and provides operational safety and efficiency;
•	Recommends policy to the Board of Directors;
•	Chairs the Company’s Compliance/Risk Management Committee;
•	Participates in developing long-term strategic risk objectives for the Company;
•	Audits and reviews risk assessments and provides recommendations on risk controls, testing and mitigation strategies;
•	Reviews and provides recommendations and approvals for all proposed business initiatives;
•	Keeps abreast of risk management and regulatory trends and mitigation strategies; and
•	Oversight to the Internal Audit function that has been outsourced to various external audit firms.

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

Increase (Decrease)	December 31, 2019			December 31, 2018
in Market Interest Rates	Amount	Change	Percent	Amount	Change	Percent
	(Dollars in thousands)
300	$149,190	$(30,374)	(16.92)%	$147,983	$(22,802)	(13.35)%
Flat	179,564			170,785
-100	185,647	6,083	3.39	175,942	5,157	3.02

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

Our most liquid assets are cash and due from banks, and certificates of deposit with other banks. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2019, cash and due from banks totaled $406.4 million. In addition, at December 31, 2019, we had $795.6 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $9.4 million line of credit. On December 31, 2019, we had $636.2 million of advances outstanding. We periodically pledge additional multi-family and commercial real estate loans held in the Bank’s portfolio as qualified collateral to increase our borrowing capacity with the FHLB.

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

A significant use of our liquidity is the funding of loan originations. At December 31, 2019 and 2018, we had total loan commitments outstanding of $1.289 billion and $1.220 billion, respectively. Historically, many of the commitments expire without being fully drawn; therefore the total amount of commitments does not necessarily represent future cash requirements. For further information, see Note 9 of the notes to the consolidated financial statements.

Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of December 31, 2019 totaled $1.317 billion, or 83.9% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained with us. We have the ability to attract and retain deposits by adjusting the interest rates offered and accept brokered certificates of deposit when it is deemed cost effective.

Meridian Bancorp, Inc. is a separate legal entity from East Boston Savings Bank and it must provide for its own liquidity to pay dividends and repurchase its common stock and for other corporate purposes. Meridian Bancorp, Inc.’s primary source of liquidity is proceeds from the 2014 second-step offering, which may be augmented by dividend payments from East Boston Savings Bank. The ability of East Boston Savings Bank to pay dividends is subject to regulatory requirements. At December 31, 2019, Meridian Bancorp, Inc. (on an unconsolidated basis) had cash and cash equivalents and certificates of deposit totaling $24.9 million.

Contractual Obligations. The following table presents our contractual obligations as of December 31, 2019.

	Payments Due by Period
			More than	More than
		Up to One	One Year to	Three Years to	More Than
	Total	Year	Three Years	Five Years	Five Years
	(Dollars in thousands)
Contractual obligations:
Long-term debt obligations	$636,245	$135,620	$175,625	$315,000	$10,000
Operating lease obligations	19,961	2,807	5,497	4,371	7,286
Data processing agreement (1)	8,654	4,327	4,327	—	—
Total	$664,860	$142,754	$185,449	$319,371	$17,286

(1)	Estimated payments subject to change based on transaction volume.

Capital Management. Both the Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2019, both the Company and the Bank exceeded all of their respective regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation — Federal Bank Regulation — Capital Requirements,” “Regulatory Capital Compliance” and Note 11, Stockholders’ Equity, “Minimum Regulatory Capital Requirements” in Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, within this report.

Federal banking regulations include minimum capital requirements for community banking institutions. The regulations include a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, minimum ratio of Tier 1 capital to risk-weighted assets of 6% and a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of Total, Tier 1 and common equity Tier 1 capital in an amount greater than 2.5% of total to risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer was fully phased in effective January 1, 2019. Also, certain deductions from and adjustments to regulatory capital were phased in. At December 31, 2019, both the Company and the Bank exceeded all of their respective regulatory capital requirements.

The Company may use capital management tools such as cash dividends and common share repurchases. We are subject to the Federal Reserve Board’s notice provisions for stock repurchases. In April 2019, the Company received a non-objection letter from the Federal Reserve Bank to adopt a stock repurchase program for up to 0.9% of its outstanding common stock, or 500,000 shares. Following receipt of a non-objection letter from the Federal Reserve Bank in October 2019, the repurchase program was amended to increase the number of available shares for repurchase by up to 824,544, or 1.5% of the Company outstanding common stock. Regulatory non-objection to the stock repurchase program expires 12 months from October 29, 2019.

As of December 31, 2019, the Company had repurchased 324,544 shares of its stock at an average price of $17.32 per share, or 24.50% of the 1,324,544 shares authorized for repurchase under the Company’s repurchase program. The Company has repurchased 3,698,165 shares at an average price of $15.11 per share since August 2015. For the year ended December 31, 2019, the Company’s Board of Directors declared three quarterly cash dividends of $0.07 per common share on February 28, 2019, June 1, 2019, and August 29, 2019 and one quarterly cash dividend of $0.08 per share on December 5, 2019.

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

For the year ended December 31, 2019, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, utilizing the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2019 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Wolf & Company, P.C., an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.

Date: March 2, 2020	/s/ Richard J. Gavegnano
Richard J. Gavegnano
Chairman, President and Chief Executive Officer

Date: March 2, 2020	/s/ Mark L. Abbate
Mark L. Abbate
Executive Vice President, Treasurer and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED public accounting firm – INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and the Board of Directors of Meridian Bancorp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Meridian Bancorp, Inc.'s (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the December 31, 2019 consolidated financial statements of the Company and our report dated March 2, 2020 expressed an unqualified opinion.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 2, 2020

REPORT OF INDEPENDENT REGISTERED public accounting firm – CONSOLIDATED FINANCIAL STATEMENTS

To the Stockholders and the Board of Directors of Meridian Bancorp, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Meridian Bancorp, Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of net income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2020 expressed an unqualified opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the Company’s Audit Committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter Description

As described in Notes 1 and 3 to the consolidated financial statements, the Company has recorded an allowance for loan losses in the amount of $50.3 million as of December 31, 2019, representing management’s estimate of the probable losses inherent in the loan portfolio as of that date.  The allowance is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.

The determination of the allowance for loan losses requires significant judgement by management including the identification of, and estimated reserves on, problem loans and the determination of qualitative adjustments to historical loss experience.

How the Critical Audit Matter was addressed in the Audit

Our principal audit procedures to evaluate management’s estimates of the allowance for loan losses included tests of the following:

•

Management’s identification of problem loans, including management’s loan review procedures and monitoring of internal loan reports, including delinquency, non-accrual, and loan watch-list, to determine the completeness of impaired loans.

•	Management’s determination of specific reserves on impaired loans, including significant assumptions, such as the fair value of collateral for collateral dependent loans.
•	Management’s determination of the general reserve, including determination of historical loss experience and qualitative adjustments to historical loss experience.
•	The accuracy of management’s calculation of the allowance for loan losses, including relevant internal controls.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 2, 2020 We have served as the Company’s auditor since 2005.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(Dollars in thousands)
ASSETS
Cash and due from banks	$406,382	$371,995
Certificates of deposit	247	5,247
Securities available for sale, at fair value	15,076	17,159
Marketable equity securities, at fair value	15,243	13,437
Federal Home Loan Bank stock, at cost	28,947	29,187
Loans held for sale	2,455	409
Loans, net of fees and costs	5,747,862	5,646,634
Less: allowance for loan losses	(50,322)	(53,231)
Loans, net	5,697,540	5,593,403
Bank-owned life insurance	41,155	40,734
Premises and equipment, net	65,841	45,140
Accrued interest receivable	14,481	14,267
Deferred tax asset, net	16,726	18,196
Goodwill	20,378	20,378
Core deposit intangible	2,123	2,653
Other assets	17,100	6,478
Total assets	$6,343,694	$6,178,683
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non interest-bearing	$524,154	$483,777
Interest-bearing	4,397,379	4,400,407
Total deposits	4,921,533	4,884,184
Short-term borrowings	—	50,000
Long-term debt	636,245	536,880
Accrued expenses and other liabilities	59,329	32,965
Total liabilities	5,617,107	5,504,029
Commitments and contingencies (Notes 4 and 9)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 53,377,506 and 53,541,429 shares issued and outstanding at December 31, 2019 and 2018, respectively	534	535
Additional paid-in capital	377,213	378,583
Retained earnings	365,742	313,521
Accumulated other comprehensive loss	(147)	(348)
Unearned compensation - ESOP, 2,313,509 and 2,435,272 shares at December 31, 2019 and 2018, respectively	(16,755)	(17,637)
Total stockholders' equity	726,587	674,654
Total liabilities and stockholders' equity	$6,343,694	$6,178,683

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

	Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$256,603	$219,162	$179,425
Interest on debt securities:
Taxable	415	482	302
Tax-exempt	51	56	32
Dividends on equity securities	493	504	1,066
Interest on certificates of deposit	74	530	814
Other interest and dividend income	8,467	6,938	3,465
Total interest and dividend income	266,103	227,672	185,104
Interest expense:
Interest on deposits	78,978	54,634	33,982
Interest on borrowings	14,187	8,603	4,930
Total interest expense	93,165	63,237	38,912
Net interest income	172,938	164,435	146,192
Provision (reversal) for loan losses	(2,561)	7,848	4,859
Net interest income, after provision (reversal) for loan losses	175,499	156,587	141,333
Non-interest income:
Customer service fees	9,220	9,065	8,517
Loan fees	549	479	1,970
Mortgage banking gains, net	309	295	457
Gain on sales of securities available for sale, net	—	—	9,305
Gain (loss) on marketable equity securities, net	2,016	(2,066)	—
Income from bank-owned life insurance	1,127	1,109	1,158
Gain on life insurance distribution	52	110	1,657
Other income	40	11	—
Total non-interest income	13,313	9,003	23,064
Non-interest expenses:
Salaries and employee benefits	61,371	58,866	53,161
Occupancy and equipment	14,594	12,759	11,533
Data processing	8,079	6,915	5,912
Marketing and advertising	4,631	4,057	3,653
Professional services	3,182	3,383	3,669
Deposit insurance	2,206	3,006	2,988
Merger and acquisition	—	114	2,055
Other general and administrative	5,960	5,698	4,994
Total non-interest expenses	100,023	94,798	87,965
Income before income taxes	88,789	70,792	76,432
Provision for income taxes	21,793	15,021	33,487
Net income	$66,996	$55,771	$42,945
Earnings per share:
Basic	$1.31	$1.08	$0.84
Diluted	$1.30	$1.06	$0.82
Weighted average shares:
Basic	51,030,318	51,498,203	51,153,665
Diluted	51,492,755	52,659,752	52,663,597

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Net income	$66,996	$55,771	$42,945
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gain (loss)	512	(429)	6,599
Reclassification adjustment for gains realized in income (1)	—	—	(9,305)
Net unrealized gain (loss)	512	(429)	(2,706)
Tax effect	(144)	153	1,152
Net-of-tax amount	368	(276)	(1,554)
Defined benefit plans:
Actuarial net (loss) gain arising during the year	(209)	233	(210)
Reclassification adjustments (2):
Amortization of prior service cost	17	17	17
Amortization of unrecognized cost	8	198	38
Settlement adjustments	(28)	—	38
	(212)	448	(117)
Tax effect	45	(145)	(7)
Net-of-tax amount	(167)	303	(124)
Total other comprehensive income (loss)	201	27	(1,678)
Comprehensive income	$67,197	$55,798	$41,267

(1)

Amounts are included in gain on sales of securities available for sale, net in the Consolidated Statements of Net Income. Provision for income tax associated with the reclassification adjustments for the year ended December 31, 2017 was $4.0 million.

(2)

Amounts are included in salaries and employee benefits in the Consolidated Statements of Net Income. Benefit for income tax associated with the reclassification adjustments for the years ended December 31, 2019, 2018 and 2017 was $5,000, $45,000 and $12,000, respectively.

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2019, 2018 and 2017

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation - ESOP	Total
	(Dollars in thousands)
Balance at December 31, 2016	53,596,105	536	$390,065	$234,290	$1,806	$(19,400)	$607,297
Comprehensive income	—	—	—	42,945	(1,678)	—	41,267
Dividends declared ($0.17 per share)	—	—	—	(8,702)	—	—	(8,702)
ESOP shares committed to be allocated (121,764 shares)	—	—	1,350	—	—	882	2,232
Share-based compensation expense - restricted stock, net of awards forfeited	259,661	2	2,393	—	—	—	2,395
Share-based compensation expense -stock options, net of awards forfeited	—	—	1,409	—	—	—	1,409
Stock options exercised, net	183,550	2	499	—	—	—	501
Balance at December 31, 2017	54,039,316	540	395,716	268,533	128	(18,518)	646,399
Cumulative effect of adopting Accounting Standards Update 2016-01 (see Note 2)	—	—	—	503	(503)	—	—
Comprehensive income	—	—	—	55,771	27	—	55,798
Dividends declared ($0.22 per share)	—	—	—	(11,286)	—	—	(11,286)
Repurchased stock related to buyback program	(1,209,734)	(12)	(20,383)	—	—	—	(20,395)
ESOP shares committed to be allocated (121,764 shares)	—	—	1,370	—	—	881	2,251
Share-based compensation expense - restricted stock, net of awards forfeited	3,890	—	2,838	—	—	—	2,838
Share-based compensation expense -stock options, net of awards forfeited	—	—	1,707	—	—	—	1,707
Shares surrendered related to tax withholdings on equity incentive plans	(192,440)	(2)	(3,287)	—	—	—	(3,289)
Stock options exercised, net	900,397	9	622	—	—	—	631
Balance at December 31, 2018	53,541,429	535	378,583	313,521	(348)	(17,637)	674,654
Comprehensive income	—	—	—	66,996	201	—	67,197
Dividends declared ($0.29 per share)	—	—	—	(14,775)	—	—	(14,775)
Repurchased stock related to buyback program	(428,820)	(4)	(7,266)				(7,270)
ESOP shares committed to be allocated (121,763 shares)	—	—	1,269	—	—	882	2,151
Share-based compensation expense - restricted stock, net of awards forfeited	2,520	—	2,837	—	—	—	2,837
Share-based compensation expense -stock options, net of awards forfeited	—	—	1,734	—	—	—	1,734
Shares surrendered related to tax withholdings on equity incentive plans	(16,415)	—	(292)	—	—	—	(292)
Stock options exercised, net	278,792	3	348	—	—	—	351
Balance at December 31, 2019	53,377,506	$534	$377,213	$365,742	$(147)	$(16,755)	$726,587

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$66,996	$55,771	$42,945
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of acquisition fair value adjustments	66	67	(168)
Amortization of core deposit intangible	530	590	—
ESOP shares expense	2,151	2,251	2,232
Provision (reversal) for loan losses	(2,561)	7,848	4,859
Accretion of net deferred loan origination fees	(2,403)	(1,560)	(1,738)
Net amortization of securities available for sale	46	51	8
Depreciation and amortization expense	3,197	2,886	3,069
Gain on sales of securities available for sale, net	—	—	(9,305)
(Gain) loss on marketable equity securities, net	(2,016)	2,066	—
Deferred income tax provision (benefit)	1,371	(2,623)	6,823
Income from bank-owned life insurance	(1,127)	(1,109)	(1,158)
Gain on life insurance distribution	(52)	(110)	(1,657)
Share-based compensation expense	4,571	4,545	3,804
Net changes in:
Loans held for sale	(2,046)	3,363	2,288
Accrued interest receivable	(214)	(1,365)	(2,245)
Other assets	(10,229)	(1,987)	471
Accrued expenses and other liabilities	7,906	353	198
Net cash provided by operating activities	66,186	71,037	50,426
Cash flows from investing activities:
Cash paid for business combination, net of acquired cash	—	—	(2,005)
Purchases of certificates of deposit	—	(5,000)	(22,650)
Maturities of certificates of deposit	5,000	69,079	35,130
Activity in securities, at fair value:
Proceeds from maturities, calls and principal payments	2,536	2,950	16,759
Purchase of mutual funds, net	—	—	(8)
Proceeds from sales	223	3,867	40,864
Purchases	—	(1,595)	(8,395)
Proceeds from distribution of bank-owned life insurance	365	821	3,224
Loans originated, net of principal payments received	(99,258)	(977,019)	(655,291)
Purchases of premises and equipment	(6,174)	(6,976)	(1,213)
Redemption (purchase) of Federal Home Loan Bank stock	240	(4,240)	(6,049)
Proceeds from sales of foreclosed real estate	—	—	1,690
Net cash used in investing activities	(97,068)	(918,113)	(597,944)

(continued)

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	37,368	776,284	538,198
Net change in borrowings with maturities less than three months	(50,000)	50,000	—
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	160,000	325,000	320,625
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(60,635)	(301,549)	(137,886)
Cash dividends paid on common stock	(14,253)	(10,298)	(7,656)
Income taxes paid in connection with shares withheld on vested restricted stock	—	(17)	—
Stock options exercised, net of cash paid in connection with income taxes	59	(2,641)	501
Repurchase of common stock	(7,270)	(20,395)	—
Net cash provided by financing activities	65,269	816,384	713,782
Net change in cash and cash equivalents	34,387	(30,692)	166,264
Cash and cash equivalents at beginning of year	371,995	402,687	236,423
Cash and cash equivalents at end of year	$406,382	$371,995	$402,687
Supplemental cash flow information:
Interest paid on deposits	$77,026	$53,510	$33,665
Interest paid on borrowings	13,584	8,325	4,683
Income taxes paid, net of refunds	21,037	21,737	27,165
Non-cash investing and financing activities:
Transfers from loans to foreclosed real estate	—	—	1,690
Net amounts due from broker on security transactions	—	—	970
In conjunction with the purchase acquisition of Meetinghouse Bancorp, Inc. assets were acquired and liabilities were assumed as follows:
Fair value of assets acquired, net of cash acquired	—	—	104,616
Fair value of liabilities assumed	—	—	102,611

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

Meridian Bancorp, Inc. (the “Company”) is a Maryland corporation and the holding company for East Boston Savings Bank (the “Bank”).

The consolidated financial statements include the accounts of the Company and all other entities in which it has a controlling financial interest. The Bank’s wholly-owned subsidiaries include Prospect, Inc., which engages in securities transactions on its own behalf, and EBOSCO, LLC which can hold foreclosed real estate, and East Boston Investment Services, Inc., which is authorized for third-party investment sales and is currently inactive and Investment in Affordable Home Ownership, LLC, which is authorized to form partnerships with agencies to develop projects for affordable housing and is currently inactive. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term.

Significant Concentrations of Credit Risk

Most of the Company’s activities are with customers located within Massachusetts. Note 2 includes the types of securities in which the Company invests and Note 3 includes the types of lending in which the Company engages. The Company believes that it does not have any significant loan concentrations or security in any one industry or with any customer.

Reclassification

Certain amounts in the 2018 and 2017 consolidated financial statements have been reclassified to conform to the 2019 presentation.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include amounts due from banks and federal funds sold on a daily basis, which mature overnight or on demand. The Company may from time to time have deposits in financial institutions which exceed the federally insured limits. At December 31, 2019, the Company had a concentration of cash on deposit at the Federal Reserve Bank amounting to $316.8 million.

Certificates of Deposit

Certificates of deposit are purchased from FDIC-insured depository institutions, have an original maturity greater than 90 days and up to 24 months and are carried at cost. At December 31, 2019, no certificates of deposit invested in by the Company exceeded the FDIC insurance limit of $250,000.

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

Each reporting period, the Company evaluates all debt securities with a decline in fair value below the amortized cost of the investment to determine whether or not other-than-temporary impairment (“OTTI”) exists. OTTI is required to be recognized if (1) the Company intends to sell the security; (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income, net of applicable taxes.

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis on the FHLB stock. As of December 31, 2019, no impairment has been recognized.

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

General Component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by loan segments and classes. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquent and non-accrual loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; national and local economic trends and conditions, and industry conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2019, 2018 or 2017.

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

Derivative Loan Commitments

Residential real estate loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in mortgage-banking gains, net, if material.  Such amounts were immaterial at December 31, 2019 and 2018.

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Mandatory delivery forward sale commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in mortgage-banking gains, net if material. Such amounts were immaterial at December 31, 2019 and 2018.

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

At December 31, 2019, the remaining core deposit intangible will amortize as follows:

Year Ending December 31,	Amount
(In thousands)
2020	$472
2021	413
2022	354
2023	295
2024	236
Thereafter	353
$2,123

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

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws in the period of enactment. Accordingly, changes resulting from the Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017 have been recognized in the consolidated financial statements as of and for the year ended December 31, 2017. See Note 8. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company does not have any uncertain tax positions at December 31, 2019 or 2018 which require accrual or disclosure. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2019, 2018 and 2017.

The Company records excess tax benefits or deficiencies related to share-based compensation in income tax expense or benefit in the income statement as part of the provision for income taxes as discrete items in the period in which they occur. In addition, when calculating incremental shares for earnings per share, the Company excludes from assumed proceeds excess tax benefits that previously would have been recorded in additional paid-in capital. The total income tax benefit recorded in the provision for income taxes for the years ended December 31, 2019, 2018 and 2017 was $1.1 million, $2.9 million and $966,000, respectively.

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

Basic and diluted earnings per share have been computed based on the following:

	Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands, except per share amounts)
Net income available to common stockholders	$66,996	$55,771	$42,945
Basic weighted average shares outstanding	51,030,318	51,498,203	51,153,665
Effect of dilutive stock options	462,437	1,161,549	1,509,932
Diluted weighted average shares outstanding	$51,492,755	$52,659,752	$52,663,597
Earnings per share:
Basic	$1.31	$1.08	$0.84
Diluted	$1.30	$1.06	$0.82

For the years ended December 31, 2019, 2018 and 2017, options for the exercise of 92,504, 91,281 and 67,554 shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

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

	December 31,
	2019	2018
	(In thousands)
Securities available for sale:
Net unrealized gain (loss) on securities available for sale	$320	$(192)
Tax effect	(90)	54
Net-of-tax amount	230	(138)
Defined benefit plans:
Unrecognized prior service cost	(145)	(163)
Unrecognized net actuarial loss	(332)	(102)
Total	(477)	(265)
Tax effect	100	55
Net-of-tax amount	(377)	(210)
	$(147)	$(348)

Unrecognized prior service costs amounting to $17,000 and unrecognized net actuarial losses amounting to $17,000, included in accumulated other comprehensive loss at December 31, 2019, are expected to be recognized as a component of net periodic cost for the year ending December 31, 2020.

Recent Accounting Pronouncements

Adopted During the Period

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842). This update is intended to improve financial reporting about leasing transactions and the key provision impacting the Company is the requirement for a lessee to record a right-to-use asset and liability representing the obligation to make lease payments for long-term operating leases. ASU 2016-02 became effective for the Company on January 1, 2019. As of December 31, 2019, the Company recorded an $17.7 million right-to-use lease asset and corresponding obligation to make payment liability, representing the present value of future minimum lease payments, in premises and equipment, net and accrued expenses and other liabilities, respectively.

To be Adopted in Future Periods

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including loans, held-to-maturity debt securities and commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology, referred to as Current Expected Credit Loss, or CECL, that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to formulate credit loss estimates. Credit losses on available-for-sale debt securities will be measured in a manner similar to current GAAP, but will be recognized through an allowance rather than as a direct write-down. This update became effective for the Company on January 1, 2020, including subsequent interim periods. The Company has executed its project plan to facilitate the implementation of CECL, which included enhancements to internal controls, loan pool segmentation, loan loss estimation methodology, data gathering resources, data analytics and necessary disclosures. Based upon a fourth quarter parallel run, the Company expects the adoption of this ASU to result in an approximate 15% decrease to its allowance for credit losses.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350). The update intends to simplify the subsequent measurement of goodwill by requiring an entity to compare the fair value of a reporting unit to its carrying value, including goodwill. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the impairment charge should not exceed the total amount of goodwill allocated to that reporting unit. This update became effective for the Company on January 1, 2020, including subsequent interim periods. The adoption of this ASU is not expected to be material to the Company’s results of operations or financial position.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). The update modifies the disclosure requirements primarily related to level 3 fair value measurements of the fair value hierarchy. This update became effective for the Company on January 1, 2020 and subsequent interim periods. As the update primarily relates to disclosure requirements, the Company does not expect the adoption of this ASU to have a material impact on the Company’s results of operation or financial position.

2.    SECURITIES

Securities Available for Sale

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
December 31, 2019
Debt securities:
Government-sponsored enterprises	$1,528	$28	$—	$1,556
Municipal bonds	2,085	66	—	2,151
Residential mortgage-backed securities:
Government-sponsored enterprises	10,559	168	(34)	10,693
Private label	584	92	—	676
Total securities available for sale	$14,756	$354	$(34)	$15,076

December 31, 2018
Debt securities:
Government-sponsored enterprises	$1,869	$5	$(42)	$1,832
Municipal bonds	2,094	—	(63)	2,031
Residential mortgage-backed securities:
Government-sponsored enterprises	12,749	85	(249)	12,585
Private label	639	76	(4)	711
Total securities available for sale	$17,351	$166	$(358)	$17,159

At December 31, 2019, securities with a fair value of $2.2 million and $292,000 were pledged as collateral for Federal Home Loan Bank of Boston borrowings and for the Federal Reserve Bank discount window borrowings, respectively. See Note 7.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2019 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

			After One Year
	One Year or Less		Through Five Years		After Five Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Government-sponsored enterprises	$—	$—	$—	$—	$1,528	$1,556	$1,528	$1,556
Municipal bonds	—	—	275	285	1,810	1,866	2,085	2,151
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	595	594	9,964	10,099	10,559	10,693
Private label	—	—	—	—	584	676	584	676
Total	$—	$—	$870	$879	$13,886	$14,197	$14,756	$15,076

There were no sales of securities available for sale during the years ended December 31, 2019 and 2018. For the year ended December 31, 2017, proceeds from sales of securities available for sale amounted to $40.9 million. Gross gains of $9.5 million and gross losses of $164,000 were realized on those sales.

Information pertaining to securities available for sale as of December 31, 2019 and 2018, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
December 31, 2019
Debt securities:
Residential mortgage-backed securities:
Government-sponsored enterprises	$—	$—	$34	$3,370
Total temporarily impaired securities	$—	$—	$34	$3,370

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
December 31, 2018
Debt securities:
Government-sponsored enterprises	$42	$1,832	$—	$—
Municipal bonds	28	1,267	35	764
Residential mortgage-backed securities:
Government-sponsored enterprises	$247	$8,479	$2	$159
Private label	4	163	—	—
Total temporarily impaired securities	$321	$11,741	$37	$923

The Company determined no securities were other-than-temporarily impaired for the years ended December 31, 2019, 2018 and 2017. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.

Marketable Equity Securities

Marketable equity securities consist of common stocks and money market mutual funds. The Company held marketable equity securities with an aggregate fair value of $15.2 million and $13.4 million at December 31, 2019 and 2018, respectively. Prior to January 1, 2018, marketable equity securities were stated at fair value with unrealized gains and losses reported as a component of AOCI, net of tax. At December 31, 2017, net unrealized gains of $694,000 had been recorded in AOCI, net of deferred taxes. On January 1, 2018, these unrealized gains and losses were reclassified out of AOCI and into retained earnings with subsequent changes in fair value being recognized in net income. For the years ended December 31, 2019 and 2018, proceeds from the sale of marketable equity securities amounted to $223,000 and $3.9 million, respectively.

The following is a summary of unrealized and realized gains and losses recognized in net income on marketable equity securities during the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
	(In thousands)
Net realized (loss) gain on marketable equity securities sold during the period	$(155)	$553
Net unrealized gain (loss) recognized during the reporting period on marketable equity securities still held at the reporting date	2,171	(2,619)
Net gain (loss) recognized during the period on marketable equity securities	$2,016	$(2,066)

3.    LOANS

A summary of loans follows:

	December 31,
	2019	2018
	(In thousands)
Real estate loans:
Residential real estate:
One- to four-family	$659,366	$647,367
Multi-family	1,003,418	1,010,521
Home equity lines of credit	69,491	50,087
Commercial real estate	2,696,671	2,621,979
Construction	707,370	686,948
Total real estate loans	5,136,316	5,016,902
Commercial and industrial	604,889	625,018
Consumer	12,196	10,953
Total loans	5,753,401	5,652,873
Allowance for loan losses	(50,322)	(53,231)
Net deferred loan origination fees	(5,539)	(6,239)
Loans, net	$5,697,540	$5,593,403

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2019 and 2018, the Company was servicing loans for participants aggregating $173.7 million and $197.9 million, respectively.

At December 31, 2019, multi-family and commercial real estate loans with carrying values totaling $363.9 million and $1.400 billion, respectively, were pledged as collateral for Federal Home Loan Bank of Boston borrowings. In addition, there is a blanket lien on one- to four-family loans.  See Note 7.

An analysis of the allowance for loan losses and related information follows:

	One- to		Home			Commercial
	four-	Multi-	equity lines	Commercial		and
	family	family	of credit	real estate	Construction	industrial	Consumer	Total
	(In thousands)
Balance at December 31, 2016	$1,367	$4,514	$73	$18,725	$8,931	$6,452	$87	$40,149
Provision (reversal) for loan losses	(372)	1,748	(12)	2,478	1,187	(398)	228	4,859
Charge-offs	(98)	—	—	—	(3)	—	(340)	(441)
Recoveries	104	1	1	310	51	30	121	618
Balance at December 31, 2017	1,001	6,263	62	21,513	10,166	6,084	96	45,185
Provision (reversal) for loan losses	(119)	1,977	4	6,257	(613)	152	190	7,848
Charge-offs	—	—	—	—	—	—	(306)	(306)
Recoveries	151	—	4	15	202	—	132	504
Balance at December 31, 2018	1,033	8,240	70	27,785	9,755	6,236	112	53,231
Provision (reversal) for loan losses	(342)	(415)	(5)	(847)	(842)	(277)	167	(2,561)
Charge-offs	—	—	—	—	—	(201)	(290)	(491)
Recoveries	—	—	4	5	—	7	127	143
Balance at December 31, 2019	$691	$7,825	$69	$26,943	$8,913	$5,765	$116	$50,322

	One- to		Home			Commercial
	four-	Multi-	equity lines	Commercial		and
	family	family	of credit	real estate	Construction	industrial	Consumer	Total
	(In thousands)
December 31, 2019
Amount of allowance for loan losses for loans deemed to be impaired	$36	$—	$—	$—	$—	$40	$—	$76
Amount of allowance for loan losses for loans not deemed to be impaired	655	7,825	69	26,943	8,913	5,725	116	50,246
	$691	$7,825	$69	$26,943	$8,913	$5,765	$116	$50,322
Loans deemed to be impaired	$1,268	$252	$—	$2,399	$—	$2,386	$—	$6,305
Loans not deemed to be impaired	658,098	1,003,166	69,491	2,694,272	707,370	602,503	12,196	5,747,096
	$659,366	$1,003,418	$69,491	$2,696,671	$707,370	$604,889	$12,196	$5,753,401

December 31, 2018
Amount of allowance for loan losses for loans deemed to be impaired	$45	$65	$—	$—	$—	$—	$—	$110
Amount of allowance for loan losses for loans not deemed to be impaired	988	8,175	70	27,785	9,755	6,236	112	53,121
	$1,033	$8,240	$70	$27,785	$9,755	$6,236	$112	$53,231
Loans deemed to be impaired	$1,190	$1,271	$—	$784	$—	$1,548	$—	$4,793
Loans not deemed to be impaired	646,177	1,009,250	50,087	2,621,195	686,948	623,470	10,953	5,648,080
	$647,367	$1,010,521	$50,087	$2,621,979	$686,948	$625,018	$10,953	$5,652,873

The following table provides information about the Company’s past due and non-accrual loans:

	30-59	60-89	90 Days
	Days	Days	or Greater	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(In thousands)
December 31, 2019
Real estate loans:
Residential real estate:
One- to four-family	$610	$164	$604	$1,378	$3,082
Home equity lines of credit	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total real estate loans	610	164	604	1,378	3,082
Commercial and industrial	8	—	323	331	323
Consumer	717	765	—	1,482	—
Total	$1,335	$929	$927	$3,191	$3,405

December 31, 2018
Real estate loans:
Residential real estate:
One- to four-family	$877	$462	$2,458	$3,797	$5,888
Home equity lines of credit	524	—	—	524	—
Multi-family	176	—	—	176	—
Commercial real estate	—	90	161	251	342
Total real estate loans	1,577	552	2,619	4,748	6,230
Commercial and industrial	214	—	515	729	676
Consumer	887	588	—	1,475	—
Total	$2,678	$1,140	$3,134	$6,952	$6,906

At December 31, 2019 and 2018, the Company did not have any accruing loans past due 90 days or more.

The following tables provide information with respect to the Company’s impaired loans:

	December 31,
	2019			2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
Impaired loans without a valuation allowance:
One- to four-family	$570	$908		$653	$982
Multi-family	252	252		44	44
Commercial real estate	2,399	2,399		784	784
Commercial and industrial	323	653		1,548	1,878
Total	3,544	4,212		3,029	3,688
Impaired loans with a valuation allowance:
One- to four-family	698	698	$36	537	537	$45
Multi-family	—	—	—	1,227	1,227	65
Commercial and industrial	2,063	2,063	40	—	—	—
Total	2,761	2,761	76	1,764	1,764	110
Total impaired loans	$6,305	$6,973	$76	$4,793	$5,452	$110

	Years Ended December 31,
	2019			2018			2017
			Interest			Interest			Interest
	Average	Interest	Income	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(In thousands)
One- to four-family	$1,447	$59	$33	$1,211	$52	$34	$1,522	$89	$71
Multi-family	888	52	—	1,292	55	—	1,336	53	—
Commercial real estate	1,180	107	—	815	25	17	2,236	53	31
Construction	—	—	—	—	—	—	250	6	6
Commercial and industrial	892	114	—	1,613	68	11	1,647	63	—
Total impaired loans	$4,407	$332	$33	$4,931	$200	$62	$6,991	$264	$108

At December 31, 2019, additional funds committed to be advanced in connection with impaired construction loans were immaterial.

The following table summarizes TDRs at the dates indicated:

	December 31,
	2019	2018
	(In thousands)
TDRs on accrual status:
One- to four-family	$2,084	$2,152
Multi-family	252	1,271
Commercial real estate	—	8,906
Commercial and industrial	—	12
Total TDRs on accrual status	2,336	12,341
TDRs on non-accrual status:
One- to four-family	706	770
Total TDRs on non-accrual status	706	770
Total TDRs	$3,042	$13,111

The Company generally places loans modified as TDRs on non-accrual status for a minimum period of six months. Loans modified as TDRs qualify for return to accrual status once they have demonstrated performance with the modified terms of the loan agreement for a minimum of six months and future payments are reasonably assured. TDRs are initially reported as impaired loans with an allowance established as part of the allocated component of the allowance for loan losses when the discounted cash flows of the impaired loan is lower than the carrying value of that loan. TDRs may be removed from impairment disclosures in the year following the restructure if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. At December 31, 2019 and 2018, the allowance for loan losses included an allocated component related to TDRs of $36,000 and $110,000, respectively. There were no charge-offs related to the TDRs modified during the years ended December 31, 2019 and 2018, respectively.

TDRs that defaulted and became 90 days past due in the first twelve months after restructure were immaterial for the years ended December 31, 2019, 2018 and 2017.

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

The following tables provide the Company’s risk-rated loans by class:

	December 31,
	2019				2018
	Multi- family			Commercial	Multi- family			Commercial
	residential	Commercial		and	residential	Commercial		and
	real estate	real estate	Construction	industrial	real estate	real estate	Construction	industrial
	(In thousands)
Loans rated 1 - 6	$1,000,783	$2,679,330	$707,370	$573,835	$1,006,295	$2,604,771	$686,948	$587,658
Loans rated 7	—	16,626	—	2,009	—	16,424	—	10,100
Loans rated 8	2,635	715	—	29,045	4,226	784	—	27,260
Loans rated 9	—	—	—	—	—	—	—	—
Loans rated 10	—	—	—	—	—	—	—	—
Total	$1,003,418	$2,696,671	$707,370	$604,889	$1,010,521	$2,621,979	$686,948	$625,018

For one- to four-family residential real estate loans, home equity lines of credit and consumer loans, management uses delinquency reports as the key credit quality indicator.

4.    SERVICING

Residential real estate loans serviced for others by the Company are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans amounted to $100.2 million, $117.5 million and $133.9 million at December 31, 2019, 2018 and 2017, respectively.

Included in these loans serviced for others at December 31, 2019, 2018 and 2017 is $32.2 million, $38.1 million and $43.0 million, respectively, of loans serviced for the Federal Home Loan Bank of Boston with a recourse provision whereby the Company may be obligated to participate in potential losses on a limited basis when a realized loss on a foreclosure occurs. Losses are borne in priority order by the borrower, PMI insurance, the Federal Home Loan Bank and the Company. At December 31, 2019, 2018 and 2017, the maximum contingent liability associated with loans sold with recourse is $883,000, $885,000 and $1.0 million, respectively, which is not recorded in the consolidated financial statements. The Company has never repurchased any loans or incurred any losses under these recourse provisions.

The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates.  Mortgage servicing rights were immaterial for the years ended December 31, 2019, 2018 and 2017.

5.    PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment and right-of-use asset follows:

			Estimated
	December 31,		Useful
	2019	2018	Lives
	(In thousands)
Land and land improvements	$8,472	$8,472	N/A
Buildings	39,146	36,878	40 Years
Leasehold improvements	14,251	12,292	5-20 Years
Equipment	26,204	24,258	3-7 Years
	88,073	81,900
Less accumulated depreciation and amortization	(39,956)	(36,760)
	48,117	45,140
Right-of-use asset	17,724	—
	$65,841	$45,140

Depreciation and amortization expense for the years ended December 31, 2019, 2018 and 2017 amounted to $3.2 million, $2.9 million and $3.1 million, respectively.

Operating Leases

The Company leases certain branch and lending offices, land and ATM facilities under long term operating leases. There were no significant rights and obligations of the Company for leases that have not commenced as of the reporting date.

The following includes quantitative data related to the Company’s operating leases as of December 31, 2019:

December 31,
2019
(Dollars in thousands)
Operating lease amounts:
Right-of-use asset	$17,724
Lease liability	$17,724

Other information:
Operating outgoing cash flows from operating leases	$2,190
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,524
Weighted average remaining lease term (Years)	7.95
Weighted average discount rate	3.00%

The following table presents a maturity analysis of the Company’s operating lease liability as of December 31, 2019:

Years Ending December 31,	Amount
(In thousands)
2020	$2,312
2021	2,346
2022	2,374
2023	2,137
2024	1,721
Thereafter	6,834
$17,724

Lease Commitments

The Company is obligated under non-cancelable operating lease agreements for banking offices and facilities. These leases have terms with renewal options, the cost of which is not included below. The leases generally provide that real estate taxes, insurance, maintenance and other related costs are to be paid by the Company. At December 31, 2019, future minimum lease payments are as follows:

Years Ending December 31,	Amount
(In thousands)
2020	$2,807
2021	2,770
2022	2,727
2023	2,422
2024	1,949
Thereafter	7,286
$19,961

Total rent expense for all operating leases amounted to $3.0 million, $2.2 million and $1.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

6.    DEPOSITS

A summary of deposit balances, by type, follows:

	December 31,
	2019	2018
	(In thousands)
Non interest-bearing demand deposits	$524,154	$483,777
Interest-bearing demand deposits	1,269,211	1,190,346
Money market deposits	675,702	729,174
Regular savings and other deposits	882,550	794,813
Total non-certificate accounts	3,351,617	3,198,110
Term certificates less than $250,000	1,206,598	1,267,935
Term certificates $250,000 and greater	363,318	418,139
Total certificate accounts	1,569,916	1,686,074
Total deposits	$4,921,533	$4,884,184

A summary of term certificates, by maturity, follows:

	December 31,
	2019		2018
		Weighted		Weighted
Maturing	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Within 1 year	$1,316,791	2.16%	$1,043,283	1.98%
Over 1 year to 2 years	166,862	1.75	485,028	2.18
Over 2 years to 3 years	60,462	2.29	96,591	2.01
Over 3 years to 4 years	16,658	2.01	47,926	2.37
Over 4 years to 5 years	9,143	1.72	13,246	2.21
Greater than 5 years	—	—	—	—
	$1,569,916	2.12%	$1,686,074	2.05%

The Company had certificates of deposit accounts obtained through a listing service, included in term certificates in the table above, totaling $36.5 million with a weighted average rate of 2.35% and $54.8 million with a weighted average rate of 2.37% at December 31, 2019 and 2018, respectively. The Company had brokered certificates of deposit, which are included in term certificates in the table above, totaling $404.5 million with a weighted average of 2.19% and $413.8 million with a weighted average of 2.20% at December 31, 2019 and 2018, respectively.  In addition, the Company had $150.6 million and $150.2 million in non-reciprocal brokered interest-bearing demand deposits at December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, the Company also had interest-bearing demand deposits totaling $764.8 million and $687.5 million, respectively, representing reciprocal deposits received from other financial institutions through Authorized Bank Deposit Placement Network Sponsor to facilitate full federal deposit insurance coverage for certain Bank customers.  The “Economic Growth, Regulatory Relief, and Consumer Protection Act” enacted on May 24, 2018, added a limited exception from brokered deposit disclosure for reciprocal deposits. Under the terms of this law our reciprocal deposits were not considered to be brokered at December 31, 2019.

7.    BORROWINGS

The Company had no short-term borrowings at December 31, 2019. At December 31, 2018, short-term borrowings consisted of an FHLB advance totaling $50.0 million with a rate of 2.66% and an original maturity of less than one year. The Company has an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily and $292,000 of borrowing capacity at the Federal Reserve Bank discount window. No amounts were drawn on the line of credit and no borrowings were outstanding with the Federal Reserve Bank discount window as of December 31, 2019 or 2018.

Long-term debt consists of FHLB advances as follows:

	December 31,
	2019		2018
		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Fixed rate advances maturing:
2019	$—	—%	$4,160	1.86%
2020	135,620	2.30	67,095	2.38
2021	25,000	1.70	25,000	1.70
2022	150,625	2.00	105,625	1.79
2023	295,000	3.10	75,000	2.50
2024	20,000	2.61	—	—
Thereafter	10,000	1.21	20,000	1.36
	636,245	2.57	296,880	2.07
Variable rate advances maturing:
2023	—	—	220,000	1.17
Thereafter	—	—	20,000	1.75
	—	—	240,000	1.22

Total advances	$636,245	2.57%	$536,880	1.69%

At December 31, 2019, advances totaling $360.0 million, with an average weighted rate of 2.89%, are callable by the FHLB prior to maturity.

All borrowings from the FHLB are secured by investment securities (see Note 2) and qualified collateral, consisting of a blanket lien on one- to four-family loans and certain multi-family and commercial real estate loans held in the Bank’s portfolio. At December 31, 2019, the Company pledged multi-family and commercial real estate loans with carrying values totaling $363.9 million and $1.4 billion, respectively. As of December 31, 2019, the Company had $795.6 million of available borrowing capacity with the FHLB.
8.    INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Current tax provision:
Federal	$13,627	$12,005	$20,575
State	6,795	5,639	6,089
Total current provision	20,422	17,644	26,664
Deferred tax provision (benefit):
Federal	1,054	(1,799)	(16)
State	317	(824)	(219)
Effect of tax rate change	—	—	7,058
Total deferred provision (benefit)	1,371	(2,623)	6,823
Total tax provision	$21,793	$15,021	$33,487

The reasons for the differences between the statutory federal income tax provision and the actual tax provision are summarized as follows:

	Years Ended December 31,
	2019	2018	2017
Income tax provision at federal statutory rate	$18,646	$14,866	$26,751
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	5,618	3,804	3,816
Dividends received deduction	(52)	(53)	(265)
Bank-owned life insurance	(248)	(256)	(985)
Tax exempt income	(2,240)	(1,979)	(3,203)
Share-based compensation	(535)	(2,271)	(466)
Effect of tax rate change	—	—	7,058
Other, net	604	910	781
Income tax provision	$21,793	$15,021	$33,487

The components of the net deferred tax asset are as follows:

	December 31,
	2019	2018
	(In thousands)
Deferred tax assets:
Federal	$13,784	$14,725
State	6,260	6,662
	20,044	21,387
Deferred tax liabilities
Federal	(2,488)	(2,303)
State	(830)	(888)
	(3,318)	(3,191)
Net deferred tax asset	$16,726	$18,196

The tax effects of each item that give rise to deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2019	2018
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$14,146	$14,963
Employee benefit and retirement plans	3,805	3,717
Acquisition accounting	599	392
Non-accrual interest	108	82
Other	735	1,394
	19,393	20,548
Deferred tax liabilities
Depreciation and amortization	(1,060)	(752)
Deferred loan costs	(952)	(823)
Other	(655)	(777)
	(2,667)	(2,352)
Net deferred tax asset	$16,726	$18,196

The Company reduces deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is not “more likely than not” that some portion or all of the deferred tax assets will be realized. The Company assesses the realizability of its deferred tax assets by assessing the likelihood of the Company generating federal and state tax income, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse. Based on this assessment, management concluded that a valuation allowance was not required as of December 31, 2019, 2018 and 2017.

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

At December 31, 2019, the Company had a net operating loss carryforward of $2.5 million due to the acquisition of Meetinghouse Bancorp, Inc., which expires in 2036.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2016 through 2019. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2016 are open.

The Tax Act of 2017 includes a number of changes in existing law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 35% to 21%, effective on January 1, 2018. As a result of this rate reduction, the Company revalued its net deferred tax asset as of December 22, 2017 resulting in a reduction in the value of the net deferred tax assets of $7.1 million, which was recorded as additional income tax expense in the Company’s consolidated statement of net income in 2017. The Company believes it has developed a reasonable estimate of other provisions of the Act in determining the current year income tax provision.

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

A summary of outstanding loan commitments whose contract amounts represent credit risk is as follows:

	December 31,
	2019	2018
	(In thousands)
Unadvanced portion of existing loans:
Construction	$402,393	$559,139
Home equity lines of credit	82,362	56,323
Other lines and letters of credit	363,955	311,842
Commitments to originate:
One- to four-family	26,246	20,226
Commercial real estate	63,344	82,810
Construction	333,870	182,207
Commercial and industrial	16,655	7,460
Other loans	100	—
Total loan commitments outstanding	$1,288,925	$1,220,007

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

Interest Rate Swaps

The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with commercial business customers to synthetically convert their loans from a variable rate to a fixed rate. The Company pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. Concurrently, the Company enters into an offsetting interest rate swap with a third party financial institution. In the offsetting swap, the Company pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating and probability of default. At December 31, 2019, the Bank had $5.4 million in cash pledged for collateral on its interest rate swap with the third party institution. At December 31, 2018, the Company had no cash pledged for collateral on its interest rate swaps with the third party financial institution.

Summary information regarding these derivatives is presented below:

				December 31,
				2019		2018
				Notional	Fair	Notional	Fair
	Maturity	Interest Rate Paid	Interest Rate Received	Amount	Value	Amount	Value
				(Dollars in thousands)
Customer interest rate swap	06/07/32	1 Mo. Libor + 200bp	Fixed (4.40%)	$62,425	$3,625	$64,004	$(1,310)
Third-party interest rate swap	06/07/32	Fixed (4.40%)	1 Mo. Libor + 200bp	62,425	(3,625)	64,004	1,310

Customer interest rate swap	10/17/33	1 Mo. Libor + 175bp	Fixed (4.1052%)	$10,166	$918	$10,458	$471
Third-party interest rate swap	10/17/33	Fixed (4.1052%)	1 Mo. Libor + 175bp	10,166	(918)	10,458	(471)

Customer interest rate swap	12/13/26	1 Mo. Libor + 205bp	Fixed (3.82%)	$2,561	$18	$2,725	$(109)
Third-party interest rate swap	12/13/26	Fixed (3.82%)	1 Mo. Libor + 205bp	2,561	(18)	2,725	109

Other Commitments

As of December 31, 2019, the Company has an outstanding commitment of $8.7 million with its core data processing provider through December 2021.

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

Cold Spring Green, LLC and Hisham Ashkouri v. East Boston Savings Bank and Meridian Interstate Bancorp, Inc.

The Bank is a defendant in a lawsuit that was filed in 2015 in Middlesex Superior Court in Massachusetts. The plaintiffs seek damages related to the foreclosure of a loan that was originated in 2007 by Mt. Washington Bank, which the Bank acquired in 2010.  A similar suit by the same plaintiffs was filed in 2013 but subsequently dismissed.  Following a trial in October 2019, the jury returned a verdict that rejected each of the plaintiffs’ claims for breach of contract, fraudulent inducement and unjust enrichment. However, the jury found, in an advisory verdict, that the Bank intentionally acted unfairly and deceptively in violation of Massachusetts General Laws Chapter 93A (“G.L. c. 93A”), which states: "Unfair methods of competition and unfair or deceptive acts or practices in the conduct of any trade or commerce are hereby declared unlawful."   The jury found that the Bank caused the plaintiffs damages in the amount of $1.0 million.

On November 25, 2019, the trial judge issued an opinion on the G.L. c. 93A count, adopting the jury’s advisory verdict and awarding the plaintiffs $1.0 million, which was then doubled as provided for in the statute for what was deemed to be a knowing and willing act on the part of the Bank. The trial judge also awarded the plaintiffs their reasonable attorneys’ fees and costs, resulting in a total award of $2.1 million plus attorneys’ fees, costs and interest.

If the judgment is upheld in full, the Company has estimated that the award, which includes attorney's fees, costs and interest, could be as high as $3 million. However, the Company believes there are strong grounds for appeal based on significant appellate case law and intends to vigorously defend its interests in this matter, including arguing for complete reversal on appeal. Although the Company believes there is a strong basis to vacate the award, there remains a reasonable possibility that the judgment will be affirmed in whole or in part, with the possible range of loss from $0 to $3 million. The Company does not believe that the loss is probable at this time, as that term is used in assessing loss contingencies. Accordingly, in accordance with the authoritative guidance in the evaluation of contingencies, the Company has not recorded an accrual related to this matter.

10.    EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company has a 401(k) plan to provide retirement benefits for eligible employees. Under this plan, each employee reaching the age of eighteen and having completed at least three months of service in any one twelve-month period, beginning with such employee’s date of employment, can elect to be a participant in the retirement plan. All participants are fully vested upon entering the plan. The Company contributes an amount equal to three percent of an employee’s compensation regardless of the employee’s contributions and makes matching contributions equal to fifty percent of the first eight percent of an employee’s compensation contributed to the Plan. For the years ended December 31, 2019, 2018 and 2017, expense attributable to the plan amounted to $2.3 million, $2.2 million and $2.0 million, respectively.

Supplemental Executive Retirement Benefits — Officers and Directors

The Company has supplemental retirement benefit agreements with certain officers. The present value of the estimated future benefits is accrued over the required service periods. At December 31, 2019 and 2018, the accrued liability for these agreements amounted to $7.3 million and $7.1 million, respectively.

The Company also has an unfunded Supplemental Executive Retirement Plan for certain directors which provides for a defined benefit obligation, based on the director’s final average compensation. At December 31, 2019 and 2018, the accrued liability for the plan amounted to $916,000 and $1.2 million, respectively. Both contributions and benefit payments amounted to $357,000 and $259,000 for the years ended December 31, 2019 and 2017, respectively. No amounts were contributed or paid in the form of benefits for the year ended December 31, 2018.

Supplemental executive retirement benefits expense for officers and directors amounted to $161,000, $661,000 and $497,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

Share-Based Compensation Plan

On September 17, 2015, stockholders of the Company approved the 2015 Equity Incentive Plan (the “2015 EIP”). The 2015 EIP provides for the award of up to 4,550,000 shares of common stock pursuant to grants of restricted stock awards, incentive stock options and non-qualified stock options; provided, however, that no more than 1,300,000 shares may be issued or delivered pursuant to restricted stock awards and no more than 3,250,000 shares may be issued or delivered in the aggregate pursuant to the exercise of stock options. Pursuant to terms of the 2015 EIP, the Board of Directors has granted restricted stock and stock options to employees and directors. All of the awards granted to date vest evenly over a five year period from the date of the grant and the maximum term of each option is ten years. As of December 31, 2019, there were 446,040 restricted stock awards and 1,225,832 stock options that remain available for future grants.

The Company also maintains the 2008 Equity Incentive Plan (the “2008 EIP”). The 2008 EIP provides for the award of up to 3,547,732 shares of common stock pursuant to grants of restricted stock awards, incentive stock options, non-qualified stock options and stock appreciation rights (“SARs”); provided, however, that no more than 1,013,638 shares may be issued or delivered pursuant to restricted stock awards and no more than 2,534,094 shares may be issued or delivered in the aggregate pursuant to the exercise of stock options or SARs. The Board of Directors has granted restricted shares and stock options to employees and directors pursuant to the terms of the 2008 EIP. The options may be treated as stock appreciation rights that are settled in stock at the option of the vested participant. All of the awards granted to date vest evenly over a five year period from the date of the grant and the maximum term of each option is ten years. As of December 31, 2019, there were no restricted stock awards and stock options that remain available for future grants.

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

The Company utilizes historical experience when determining the expected term of the options granted. The weighted-average assumptions used and fair value for options granted during the years ended December 31, 2019, 2018 and 2017 respectively are as follows:

	2019	2018	2017
Expected term (years)	8.13	6.67	5.61
Expected dividend yield	1.62%	1.04%	0.94%
Expected volatility	23.66%	20.79%	24.65%
Risk-free interest rate	2.29%	2.82%	1.93%
Weighted average fair value of options granted	$4.31	$4.69	$4.25

Expected forfeiture rate for expense recognition	6.02%	6.02%	6.02%

The aggregate grant date fair value of options granted in 2019, 2018 and 2017 was $73,000, $224,000 and $3.0 million, respectively.

A summary of options and SARs under the plans as of December 31, 2019, and activity during the year then ended, is presented below:

			Weighted -
			Average
		Weighted -	Remaining
	Number of	Average	Contractual Life
	Shares	Exercise Price	(in years)
Options outstanding at beginning of year	2,721,872	$13.16	6.28
Options granted	17,000	17.30
Options exercised	(120,989)	3.80
SARs exercised	(221,033)	4.40
Forfeited	(47,062)	14.70
Options outstanding at end of year	2,349,788	14.46	5.91
Options exercisable at end of year	1,631,876	13.62	5.44

The aggregate intrinsic value, which fluctuates based on changes in the fair market value of the Company’s stock, is $13.2 million and $10.6 million for all outstanding and exercisable options, respectively, at December 31, 2019, based on a closing stock price of $20.09. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2019 and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2019. The total pre-tax intrinsic value for options exercised was $4.5 million, $4.9 million and $3.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. The total pre-tax intrinsic value for options exercised represents the difference between the weighted-average closing market stock price on the exercise date and the weighted-average exercise price, multiplied by the number of options exercised during the year. Shares for the exercise of stock options are expected to come from the Company’s authorized and unissued shares.

The following table summarizes the Company’s restricted stock activity for the year ended December 31, 2019:

		Weighted -
		Average
	Number of	Grant - Date
	Shares	Fair Value
Non-vested restricted stock at beginning of year	486,522	$15.89
Granted	13,600	17.30
Vested	(186,510)	15.26
Forfeited	(11,080)	16.90
Non-vested restricted stock at end of year	302,532	16.30

The total fair value of restricted shares vested in 2019 was $3.6 million.

For the year’s ended December 31, 2019, 2018 and 2017, share-based compensation expense under the plans and the related tax benefit totaled $4.6 million and $574,000, $4.5 million and $458,000, and $3.8 million and $926,000, respectively.

As of December 31, 2019, there was $6.6 million of total unrecognized compensation expense related to non-vested options and restricted shares granted under the plan. This cost is expected to be recognized over a weighted-average period of 2.1 years.

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

At December 31, 2019, the remaining principal balance on the ESOP debt is payable as follows:

Year Ending December 31,	Amount
(In thousands)
2020	$734
2021	758
2022	783
2023	808
2024	834
Thereafter	14,971
$18,888

Shares held by the ESOP are as follows:

	December 31,
	2019	2018
	(In thousands)
Allocated	1,217	1,095
Committed to be allocated	122	122
Unallocated	2,314	2,435
Paid out to participants	(216)	(191)
	3,437	3,461

The fair value of the unallocated shares was $46.5 million and $34.9 million at December 31, 2019 and 2018, respectively. Total compensation expense recognized in connection with the ESOP for the years ended December 31, 2019, 2018 and 2017 was $2.2 million, $2.3 million and $2.2 million, respectively.

Bank-Owned Life Insurance

The Company is the sole owner of life insurance policies pertaining to certain employees. The Company has entered into agreements with these employees whereby the Company will pay to the employees’ estate or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policies. These post-retirement benefits are accrued over the expected service period of the employees. Expense associated with this post-retirement benefit for the years ended December 31, 2019, 2018 and 2017 amounted to $372,000, $495,000 and $400,000, respectively. The recorded liability for these agreements was $7.3 million, $6.9 million and $6.4 million at December 31, 2019, 2018 and 2017, respectively.

Incentive Compensation Plan

Eligible officers and employees of the Company participate in an incentive compensation plan which is based on various factors as set forth by the Executive Committee. Incentive compensation plan expense for the years ended December 31, 2019, 2018 and 2017 amounted to $6.5 million, $5.7 million and $5.6 million, respectively.

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

Federal banking regulations include minimum capital requirements as set forth in the following table. Additionally, community banking institutions must maintain a capital conservation buffer of Total, Tier 1 and common equity Tier 1 capital in an amount greater than 2.5% of total to risk-weighted assets to avoid being subject to limitations on capital distributions, including dividend payments and stock repurchases, and discretionary bonuses. At December 31, 2019, the capital conservation buffer was 4.62% for the Company and 3.90% for the Bank.

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

The Company’s and the Bank’s actual capital amounts and ratios follow:

			Minimum		Minimum To Be Well
			Capital		Capitalized Under Prompt
	Actual		Requirement		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2019
Total Capital (to Risk Weighted Assets):
Company	$754,555	12.6%	$478,497	8.0%	N/A	N/A
Bank	711,405	11.9	478,302	8.0	$597,877	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Company	704,233	11.8	358,873	6.0	N/A	N/A
Bank	661,083	11.1	358,726	6.0	478,302	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	704,233	11.8	269,155	4.5	N/A	N/A
Bank	661,083	11.1	269,045	4.5	388,620	6.5
Tier 1 Capital (to Average Assets):
Company	704,233	11.1	252,862	4.0	N/A	N/A
Bank	661,083	10.5	252,623	4.0	315,779	5.0

December 31, 2018
Total Capital (to Risk Weighted Assets):
Company	$705,202	11.9%	$472,374	8.0%	N/A	N/A
Bank	625,403	10.6	472,027	8.0	$590,034	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Company	651,971	11.0	354,280	6.0	N/A	N/A
Bank	572,172	9.7	354,020	6.0	472,027	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	651,971	11.0	265,710	4.5	N/A	N/A
Bank	572,172	9.7	265,515	4.5	383,522	6.5
Tier 1 Capital (to Average Assets):
Company	651,971	11.0	236,979	4.0	N/A	N/A
Bank	572,172	9.7	235,627	4.0	294,534	5.0

A reconciliation of the Company’s and Bank’s stockholders’ equity to total regulatory capital follows:

	December 31,
	2019		2018
	Consolidated	Bank	Consolidated	Bank
	(In thousands)
Total stockholders' equity per financial statements	$726,587	$683,437	$674,654	$594,855
Adjustments to Tier 1 and Common Equity Tier 1 capital:
Accumulated other comprehensive loss	147	147	348	348
Goodwill disallowed	(20,378)	(20,378)	(20,378)	(20,378)
Core deposit intangible	(2,123)	(2,123)	(2,653)	(2,653)
Total Tier 1 and Common Equity Tier 1 capital	704,233	661,083	651,971	572,172
Adjustments to total capital:
Allowance for loan losses	50,322	50,322	53,231	53,231
Total regulatory capital	$754,555	$711,405	$705,202	$625,403

Liquidation Account

At the time of the minority stock offering of Meridian Interstate Bancorp, Inc. (“Old Meridian”), the predecessor holding company for the Bank, which offering was completed on January 22, 2008, Old Meridian established a liquidation account totaling $114.2 million. The liquidation account was equal to the net worth of Old Meridian as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the minority stock offering. In addition, the Company established a secondary liquidation account totaling $150.2 million in connection with its second-step stock offering that was completed on July 28, 2014. This liquidation account was equal to the ownership interest in Old Meridian’s total stockholders’ equity of Meridian Financial Services, Incorporated (the “MHC”), the former mutual holding company parent of Old Meridian, as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection eith the Company’s second-step stock offering plus the value of the net assets of the MHC as of the date of the latest statement of financial condition of the MHC prior to the consummation of the conversion (excluding its ownership of Old Meridian). The liquidation accounts are maintained for the benefit of the eligible account holders and supplemental eligible account holders who maintain their accounts at the Bank after the offerings. The liquidation accounts are reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an account holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts held then.

Other Capital Restrictions

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount for dividends which may be paid in any calendar year cannot exceed the Bank’s net income for the current year, plus the Bank’s net income retained for the two previous years, without regulatory approval. At December 31, 2019, the Bank’s retained earnings available for the payment of dividends was $166.0 million. Loans or advances are limited to 10% of the Bank’s capital stock and surplus on a secured basis. Funds available for loans or advances by the Bank to the Company amounted to $68.3 million. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Stock Repurchases and Dividends

The Company may use capital management tools such as cash dividends and common share repurchases. The Company is subject to the Federal Reserve Board’s notice provisions for stock repurchases. In August 2015, the Company received regulatory approval from the Massachusetts Commissioner of Banks and a non-objection from the Federal Reserve Bank to adopt a stock repurchase program for up to 5% of its common stock. In November 2018, the plan was amended to increase the stock repurchase program by up to 636,287 shares, or approximately 1.2% of its outstanding common stock. In April 2019, the Company had adopted a new stock repurchase program of up to 0.9% of its outstanding common stock, or 500,000 shares of its common stock. In October 2019, the repurchase program was amended to increase the number of shares available for repurchase by up to 824,544, or 1.5% of the Company’s outstanding common stock. As of December 31, 2019, the Company has repurchased 324,544 shares of its stock at an average price of $17.32, or 24.50%, of the 1,324,544 shares authorized for repurchase under the plan. As of December 31, 2019, 1,000,000 shares remain available for repurchase under the plan. As of December 31, 2019, the Company had repurchased 3,698,165 shares of its stock at an average price of $15.11 per share since August 2015. For the year ended December 31, 2019, the Company’s Board of Directors declared three quarterly cash dividends of $0.07 per common share on February 28, 2019, May 31, 2019, August 29, 2019 and one quarterly cash dividend of $0.08 per common share on December 5, 2019.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized as follows.

	December 31, 2019
				Total Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
Assets:
Debt securities	$—	$15,076	$—	$15,076
Marketable equity securities	15,243	—	—	15,243
Loan level interest rate swaps	—	—	4,561	4,561
Total assets	$15,243	$15,076	$4,561	$34,880
Liabilities:
Loan level interest rate swaps	—	—	4,561	4,561
Total liabilities	$—	$—	$4,561	$4,561

	December 31, 2018
				Total Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
Assets:
Debt securities	$—	$17,159	$—	$17,159
Marketable equity securities	13,437	—	—	13,437
Loan level interest rate swaps	—	—	1,890	1,890
Total assets	$13,437	$17,159	$1,890	$32,486
Liabilities:
Loan level interest rate swaps	—	—	1,890	1,890
Total liabilities	$—	$—	$1,890	$1,890

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or market accounting or write-downs of individual assets.

Certain impaired loans were adjusted to fair value, less cost to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for loan losses. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. Impaired loans measured at fair value at December 31, 2019 and 2018 were $4.6 million and $2.1 million, respectively. The related gains and losses were immaterial for the years ended December 31, 2019 and 2018.

Summary of Fair Values of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

	December 31, 2019
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and due from banks	$406,382	$406,382	$—	$—	$406,382
Certificates of deposit	247	—	247	—	247
Securities available for sale, at fair value	15,076	—	15,076	—	15,076
Marketable equity securities, at fair value	15,243	15,243	—	—	15,243
Federal Home Loan Bank stock	28,947	—	—	28,947	28,947
Loans and loans held for sale, net	5,699,995	—	—	5,662,640	5,662,640
Accrued interest receivable	14,481	—	—	14,481	14,481
Loan level interest rate swaps	4,561	—	—	4,561	4,561
Financial liabilities:
Deposits	4,921,533	—	—	4,886,739	4,886,739
Borrowings	636,245	—	647,923	—	647,923
Accrued interest payable	5,962	—	—	5,962	5,962
Loan level interest rate swaps	4,561	—	—	4,561	4,561

	December 31, 2018
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and due from banks	$371,995	$371,995	$—	$—	$371,995
Certificates of deposit	5,247	—	5,303	—	5,303
Securities available for sale	17,159	—	17,159	—	17,159
Marketable equity securities, at fair value	13,437	13,437	—	—	13,437
Federal Home Loan Bank stock	29,187	—	—	29,187	29,187
Loans and loans held for sale, net	5,593,812	—	—	5,489,521	5,489,521
Accrued interest receivable	14,627	—	—	14,627	14,627
Loan level interest rate swaps	1,890	—	—	1,890	1,890
Financial liabilities:
Deposits	4,884,184	—	—	4,714,313	4,714,313
Borrowings	586,880	—	582,861	—	582,861
Accrued interest payable	3,388	—	—	3,388	3,388
Loan level interest rate swaps	1,890	—	—	1,890	1,890

13.    CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Meridian Bancorp, Inc. is as follows:

	December 31,
	2019	2018
	(In thousands)
BALANCE SHEETS
Assets
Cash and cash equivalents from bank subsidiary	$24,883	$58,643
Certificates of deposit	—	5,000
Marketable equity securities, at fair value	10	10
Investment in bank subsidiary	683,437	594,855
ESOP loan receivable	18,888	19,599
Other assets	2,824	2,785
Total assets	$730,042	$680,892
Liabilities and Stockholders' Equity
Accrued expenses and other liabilities	$3,455	$6,238
Stockholders' equity	726,587	674,654
Total liabilities and stockholders' equity	$730,042	$680,892

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
STATEMENTS OF INCOME
Income:
Interest on ESOP loan	$637	$659	$681
Interest on certificates of deposit	70	512	814
Interest and dividend income on securities	—	—	46
Other interest and dividend income	346	34	—
Gain on sale of securities, net	—	—	1
Total income	1,053	1,205	1,542
Expenses:
Merger and acquisition	—	—	484
Other general and administrative	1,241	1,347	1,144
Total operating expenses	1,241	1,347	1,628
Income (loss) before income taxes and equity in undistributed earnings of subsidiary	(188)	(142)	(86)
Applicable income tax provision (benefit)	(53)	(40)	(35)
Income (loss) before equity in undistributed earnings of subsidiary	(135)	(102)	(51)
Equity in undistributed earnings of subsidiary	67,131	55,873	42,996
Net income	$66,996	$55,771	$42,945

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
Net income	$66,996	$55,771	$42,945
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed earnings of subsidiaries	(67,131)	(55,873)	(42,996)
Net accretion of securities available for sale	—	—	4
Gain on sales of securities, net	—	—	(1)
Share-based compensation expense	472	444	379
(Increase) decrease in other assets	(39)	531	(582)
(Decrease) increase in other liabilities	(3,305)	4,518	(4,469)
Net cash (used in) provided by operating activities	(3,007)	5,391	(4,720)
Cash flows from investing activities:
Purchases of certificates of deposit	—	(5,000)	(22,650)
Maturities of certificates of deposit	5,000	67,843	35,130
Activity in securities available for sale:
Purchases of mutual funds, net	—	—	(8)
Proceeds from maturities	—	—	5,000
Capital contribution to bank subsidiary	(15,000)	—	—
Cash paid as purchase price of acquisition	—	—	(17,805)
Principal payments on ESOP loan receivable	711	688	667
Net cash (used in) provided by investing activities	(9,289)	63,531	334
Cash flows from financing activities:
Cash dividends paid on common stock	(14,253)	(10,298)	(7,656)
Repurchase of common stock	(7,270)	(20,395)	—
Income taxes paid in connection with shares withheld on vested restricted stock	—	(17)	—
Stock options exercised, net of cash paid on connection with income taxes	59	(2,641)	501
Net cash used by financing activities	(21,464)	(33,351)	(7,155)
Net change in cash and cash equivalents	(33,760)	35,571	(11,541)
Cash and cash equivalents at beginning of year	58,643	23,072	34,613
Cash and cash equivalents at end of year	$24,883	$58,643	$23,072

14.    SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (Unaudited)

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

	Years Ended December 31,
	2019				2018
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except per share amounts)
Interest and dividend income	$66,831	$68,525	$66,274	$64,473	$61,712	$58,114	$55,847	$51,999
Interest expense	23,177	24,308	23,804	21,876	19,539	16,747	14,800	12,151
Net interest income	43,654	44,217	42,470	42,597	42,173	41,367	41,047	39,848
Provision (reversal) for loan losses (1)	(504)	(2,978)	78	843	3,563	226	1,870	2,189
Net interest income, after provision for loan losses	44,158	47,195	42,392	41,754	38,610	41,141	39,177	37,659
Non-interest income (2)	3,682	2,849	2,954	3,828	135	3,677	2,858	2,333
Non-interest expenses	25,263	23,847	25,117	25,796	23,637	23,007	23,465	24,689
Income before income taxes	22,577	26,197	20,229	19,786	15,108	21,811	18,570	15,303
Provision for income taxes	5,509	6,508	5,061	4,715	2,750	4,454	4,508	3,309
Net income	$17,068	$19,689	$15,168	$15,071	$12,358	$17,357	$14,062	$11,994
Earnings per share:
Basic	$0.33	$0.39	$0.30	$0.29	$0.24	$0.34	$0.27	$0.23
Diluted	$0.33	$0.38	$0.29	$0.29	$0.24	$0.33	$0.27	$0.23
Weighted average shares:
Basic	51,027,229	50,923,760	51,051,880	51,120,599	51,530,878	51,492,448	51,437,726	51,531,835
Diluted	51,539,436	51,454,186	51,511,678	51,467,917	51,955,139	52,732,340	52,867,787	53,083,815

(1)

The reversal of loan loss provision in the fourth and third quarters of 2019 reflected substantial payoffs in the commercial loan categories and the conversion of construction loans to permanent status, as well as continued improvements in credit quality trends during the year ended December 31, 2019. For the fourth quarter of 2018, the provision for loan losses reflected higher expense primarily due to loan portfolio growth in the commercial loan categories during the quarter. The provision for loan losses for the third quarter of 2018 reflected lower expense primarily due to improvements in several asset quality factors and reduced levels of loan portfolio growth in the commercial loan categories during the quarter.

(2)	Non-interest income fluctuates each quarter primarily due to gains and losses on marketable equity securities, net.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The information in the Company’s definitive Proxy Statement, prepared for the 2020 Annual Meeting of Shareholders, which contains information concerning directors of the Company under the captions “Election of Directors” and “Information About the Board of Directors”; information concerning executive officers of the Company under the caption “Information About the Executive Officers”; information concerning the code of ethics, the audit committee and its composition and the audit committee financial expert under the caption “Corporate Governance;” and information concerning Section 16(a) compliance under the caption “Delinquent Section 16(a) Report”s is incorporated herein by reference or will be filed by an amendment to this Annual Report.

A copy of the Company’s Code of Ethics and Business Conduct is available to stockholders on the Corporate Governance portion of the Investors Relations section on the Bank’s website at www.ebsb.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information in the Company’s definitive Proxy Statement, prepared for the 2020 Annual Meeting of Shareholders, which contains information concerning this item, under the captions “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation,” is incorporated herein by reference or will be filed by an amendment to this Annual Report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Company’s definitive Proxy Statement, prepared for the 2020 Annual Meeting of Shareholders, which contains information concerning this item, under the caption “Stock Ownership” is incorporated herein by reference or will be filed by an amendment to this Annual Report.

Equity Compensation Plan Information

The following table provides information as of December 31, 2019, regarding shares outstanding and available for issuance under the Company’s equity compensation plan. Additional information regarding stock-based compensation is presented in Note 10, “Employee Benefit Plans” of the Notes to Consolidated Financial Statements within Part II, Item 8, “Financial Statements and Supplementary Data.” Other than our employee stock ownership plan, there are no equity compensation plans not approved by security holders.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	2,349,788	$14.46	1,671,872
Equity compensation plans not approved by security holders	—	—	—
Total	2,349,788	$14.46	1,671,872

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The “Transactions with Certain Related Persons” and information concerning directors independence of the Company under the caption “Election 1 – Election of Directors” section of the 2020 Proxy Statement is incorporated herein by reference or filed by an amendment to this Annual Report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the 2020 Proxy Statement is incorporated herein by reference or filed by an amendment to this Annual Report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Form 10-K.

(A)	Reports of Independent Registered Public Accounting Firm
(B)	Consolidated Balance Sheets — at December 31, 2019 and 2018
(C)	Consolidated Statements of Net Income — Years ended December 31, 2019, 2018 and 2017
(D)	Consolidated Statements of Comprehensive Income — Years ended December 31, 2019, 2018 and 2017
(E)	Consolidated Statements of Changes in Stockholders’ Equity — Years ended December 31, 2019, 2018 and 2017
(F)	Consolidated Statements of Cash Flows — Years ended December 31, 2019, 2018 and 2017
(G)	Notes to Consolidated Financial Statements.

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

4.1

Form of Common Stock Certificate of Meridian Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Meridian Bancorp, Inc. (File No. 333-194454), originally filed with the Securities and Exchange Commission on March 10, 2014)

4.2	Description of Registrant's Securities

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN BANCORP, INC. (Registrant)

Date: March 2, 2020	By:	/s/ Richard J. Gavegnano
Richard J. Gavegnano Chairman, President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard J. Gavegnano Richard J. Gavegnano	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 2, 2020

/s/ Mark L. Abbate Mark L. Abbate	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2020

/s/ Cynthia C. Carney Cynthia C. Carney	Director	March 2, 2020

/s/ Marilyn A. Censullo Marilyn A. Censullo	Director	March 2, 2020

/s/ Russell L. Chin Russell L. Chin	Director	March 2, 2020

/s/ Anna R. DiMaria Anna R. DiMaria	Director	March 2, 2020

/s/ Domenic A. Gambardella Domenic A. Gambardella	Director	March 2, 2020

/s/ Thomas J. Gunning Thomas J. Gunning	Director	March 2, 2020

/s/ Edward J. Merritt Edward J. Merritt	Director	March 2, 2020

/s/ Joyce A. Murphy Joyce A. Murphy	Director	March 2, 2020

/s/ Gregory F. Natalucci Gregory F. Natalucci	Director	March 2, 2020

/s/ Peter Scolaro Peter Scolaro	Director	March 2, 2020