Form 10-K/A
period 2019-12-31
Meridian Bancorp, Inc.
filed 2020-04-16
CIK 1600125

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to price at which the common equity was last sold on June 28, 2019 was $953,927,091.  As of March 31, 2020, there were 52,402,395 outstanding shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Meridian Bancorp, Inc. (“Meridian Bancorp” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 2, 2020. The Company would normally only include the information that is required to be filed pursuant to Part III of Form 10-K in the proxy statement for the Annual Meeting of Stockholders. However, the Company is filing an amendment at this time due the Company’s determination to delay the Annual Meeting of Stockholders until June 17, 2020. Other than the inclusion of information for Part III of the Form 10-K, the Form 10-K remains unchanged.

MERIDIAN BANCORP, INC.

2019 FORM 10-K/A ANNUAL REPORT

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about Directors

The Board of Directors of Meridian Bancorp is presently composed of 11 members. The Board is divided into three classes, each with three-year staggered terms, with approximately one-third of the directors elected each year.  Information regarding the directors is provided below. Unless otherwise stated, each individual has held his or her current occupation for the last five years. The age indicated in each biography is as of December 31, 2019.

All of the directors are long-time residents of the communities served by the Company and its subsidiaries and many of such individuals have operated, or currently operate, businesses located in such communities. As a result, each nominee and director continuing in office has significant knowledge of the businesses that operate in the Company’s market area, an understanding of the general real estate market, values and trends in such communities and an understanding of the overall demographics of such communities. Additionally, as residents of such communities, each nominee and continuing director has direct knowledge of the trends and developments occurring in such communities. As a community banking institution, the Company believes that the local knowledge and experience of its directors assists the Company in assessing the credit and banking needs of its customers, developing products and services to better serve its customers and in assessing the risks inherent in its lending operations. As local residents, our nominees and directors are also exposed to the advertising, product offerings and community development efforts of competing institutions which, in turn, assists the Company in structuring its marketing efforts and community outreach programs.

The following directors have terms ending in 2020:

Cynthia C. Carney has been the Principal/Broker of Carney & Company, LLC, for over 20 years. Previously, Ms. Carney worked as a Commercial Real Estate Broker at the Hamilton Company and a Corporate Marketing & Leasing Coordinator at Corcoran Management Company in Boston. Ms. Carney provides the Board with significant experience in commercial real estate, residential real estate marketing, sales and leasing, business generation and business referrals. Age 70.  Director since 2016.

Edward J. Merritt serves as Corporate Secretary of the Company and Executive Vice President, Business Development and Community Reinvestment of the Bank, and became a Board member as a result of the Bank’s acquisition of Mt. Washington Co-operative Bank.  Previously, Mr. Merritt served as the President and Chief Executive Officer and a director of Mt. Washington Cooperative Bank for over 11 years. Mr. Merritt’s long-term experience with managing the day-to-day operations of a community banking institution provides additional banking management experience to the Board, and his experience operating in a community in which the Company previously had limited market penetration also provides the Board with additional perspective with respect to such market area and assists the Board in recognizing and assessing growth opportunities in that market area. Age 60. Director since 2010.

Joyce A. Murphy retired in August 2018 as the Executive Vice Chancellor and Chief Executive Officer of Commonwealth Medicine, the public service and operations division of University of Massachusetts Medical School (“UMMS”). Prior to joining UMMS in 2006, Ms. Murphy served for nine years as the President and Chief Executive Officer of Carney Hospital, a community teaching hospital located in Boston. Ms. Murphy currently serves as Director on the Curry College Board of Directors.  Ms. Murphy’s extensive leadership experience, as well as her knowledge of the Boston market, are valuable in assisting the Board of Directors with evaluating strategic planning initiatives. Age 67. Director since 2018.

The following directors have terms ending in 2021:

Marilyn A. Censullo, a Certified Public Accountant, has been a partner in the accounting firm of Naffah & Company, P.C. since 2000, and has over 30 years of experience as an accountant. Ms. Censullo has significant experience with the application of generally accepted accounting principles and matters of business finance and business transactions. Ms. Censullo’s professional and business experience provides the Board with valuable insight into the accounting and public reporting issues faced by the Company and in assessing strategic transactions involving the Company. Age 62. Director since 2007.

Russell L. Chin is the Principal of Chin Law Firm and has practiced law in Massachusetts since 1981. Prior to launching his law firm, he partnered at various law firms within Boston, including Holland & Knight, LLP, Sherburne, Powers & Needham, P.C. and Chin, Wright & Branson, P.C.   Mr. Chin’s extensive experience representing major governmental authorities, large financial institutions, multi-national companies and individual clients both in the United States, and abroad provides the Board with significant expertise in legal and regulatory matters. Age 64. Director since 2016.

Richard J. Gavegnano was in the investment business for 37 years with national New York Stock Exchange member firms, and retired in 2006 ending his career as a Vice President with A.G. Edwards & Sons, Inc. He has been associated with East Boston Savings Bank (the “Bank”) for over 40 years serving as corporator, trustee and director. Mr. Gavegnano has served as Chairman of the Board of East Boston Savings Bank and the Company since 2003 and 2006, respectively. In 2007, Mr. Gavegnano was appointed Chief Executive Officer of the Company and Investor Relations Officer of the Company, and in 2014 was appointed President of East Boston Savings Bank and the Company. Mr. Gavegnano serves on the Federal Reserve Bank of Boston’s Community Depository Institutions Advisory Council. Mr. Gavegnano has experience in business development, commercial real estate and investments. Mr. Gavegnano’s positions as Chairman of the Board and Chief Executive Officer foster clear accountability, effective decision-making, a clear and direct channel of communication from senior management to the full Board, and alignment on corporate strategy. Age 72. Director since 1995.

Gregory F. Natalucci is a former auditor with CNA Financial Corporation, a commercial and property-casualty insurer. Mr. Natalucci practiced in this field for over 35 years. In connection with his position with CNA Financial he gained extensive knowledge of audit practices and of the insurance industry. Mr. Natalucci’s experience provides the Board with experience when assessing the Company’s accounting and internal audit practices and with respect to its insurance needs in general. Age 74. Director since 2002.

The following directors have terms ending in 2022:

Anna R. DiMaria has been an Attorney at Law with the Law Offices of Michael A. D’Avolio for over 20 years. Ms. DiMaria’s background as an attorney provides the Board of Directors with a unique perspective in addressing the legal requirements of the Company and its subsidiaries. Her professional experience also provides the Company with expertise in the areas of real estate and estate law. Age 74. Director since 2006.

Domenic A. Gambardella is the former owner and President of Meridian Insurance Agency Inc., an insurance agency, and was the owner of a financial services firm focused on small businesses.  Mr. Gambardella’s experience as President of an insurance agency gives him unique insights into the Company’s challenges, opportunities and operations in the insurance products field and generally in the area of wealth management and non-depository products that are offered by the Company and its subsidiaries. Age 74. Director since 1995.

Thomas J. Gunning is Executive Director of Building Trades Employers Association, a multi-trade organization that represents over 250 contractors affiliated with 11 different building trade unions. Mr. Gunning’s experience in legislative matters, labor relations and contract negotiations brings the Board of Directors the perspective of someone who is familiar with all facets of labor matters. Mr. Gunning served as a director of Mt. Washington Co-operative Bank since 2008 and became a director of the Company as result of the Bank’s acquisition of Mt. Washington Co-operative Bank in 2010. Age 66. Director since 2010.

Peter F. Scolaro is the Director of Property Services for Action for Boston Community Development (ABCD). Mr. Scolaro’s experience with ABCD preparing budgets and overseeing property and construction management benefits the Company with respect to real estate and construction lending. Mr. Scolaro has been affiliated with the Bank since 1984 as both corporator and trustee. Age 66. Director since 2018.

Information about Executive Officers

The following provides information regarding our executive officers as of December 31, 2019, who are not directors of the Company.

Mark L. Abbate, Executive Vice President, Treasurer and Chief Financial Officer of Meridian Bancorp, Inc. and East Boston Savings Bank, joined us in 2010. In 2009, Mr. Abbate served as Chief Financial Officer of Home Loan Investment Bank, FSB, Warwick, Rhode Island. From 2007 through 2009, Mr. Abbate was Executive Vice President and Chief Financial Officer of Service Bancorp, Inc. and Strata Bank of Franklin, Massachusetts. Mr. Abbate was also a Certified Public Accountant in California and served in various accounting and financial leadership roles in the banking industry since 1978. On February 7, 2020, Mr. Abbate notified the Company of his intention to retire on June 1, 2020. Age 64.

John Migliozzi, Executive Vice President, Real Estate Lending of East Boston Savings Bank, joined us in 1998.  Mr. Migliozzi began his career with us as a Commercial Lender. Age 62.

John A. Carroll, Executive Vice President, who was appointed Chief Operating Officer of Meridian Bancorp, Inc. and East Boston Savings Bank in 2014, joined us in 2012. Mr. Carroll previously served as our Chief Information Officer. Previously, Mr. Carroll served as Senior Vice President, Operations & Technology for nearly eight years at DanversBank prior to its acquisition by People’s United Bank. Age 53.

Frank P. Romano, Executive Vice President, Corporate Banking of East Boston Savings Bank, joined us in 2011. From 2003 to 2011, he served at the former DanversBank as Senior Vice President, Group Head of Corporate Banking; prior to that, from 1999, he served at Warren Bank as Senior Vice President, Head of Middle Market Lending. Mr. Romano had similar roles at Eastern Bank and The Bank for Savings since 1983. Age 65.

Delinquent Section 16(a) Reports

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

Based solely on the Company’s review of copies of the reports it has received and written representations provided to it from the individuals required to file the reports, the Company believes that Executive Vice President John Migliozzi filed one late Form 4 to report the acquisition of 10,000 shares of restricted stock and 15,000 stock options, and that Director Marilyn A. Censullo filed a Form 5 to report a delinquent Form 4 transaction for the sale of 6,000 shares of common stock, and that each of its other executive officers and directors has complied with applicable reporting requirements for transactions in Meridian Bancorp common stock during the year ended December 31, 2019.

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

Procedures for the Recommendation of Director Nominees by Stockholders

There have been no changes to the procedures by which stockholders can recommend nominees to the Board of Directors since such procedures were previously disclosed in the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders.

Audit Committee

The Board of Directors has an Audit Committee consisting of Directors Censullo, who serves as Chairman, Chin and Natalucci.  In addition to meeting the independence requirements of the Nasdaq Stock Market, Inc., each member of the Audit Committee meets the audit committee independence requirements of the Securities and Exchange Commission. The Board of Directors has determined that Director Censullo qualifies as an audit committee financial expert under the rules of the Securities and Exchange Commission.

ITEM 11.EXECUTIVE COMPENSATION

Executive Compensation

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis provides information regarding our Named Executive Officers (the “NEOs”) as of December 31, 2019:

•	Richard J. Gavegnano, Chairman of the Board, President and Chief Executive Officer
•	Edward J. Merritt, Executive Vice President, Business Development and Community Reinvestment, and Corporate Secretary
•	Mark L. Abbate, Executive Vice President, Treasurer and Chief Financial Officer
•	John Migliozzi, Executive Vice President, Real Estate Lending
•	Frank P. Romano, Executive Vice President, Corporate Banking

Executive Summary

The Company is the holding company for East Boston Savings Bank, a high-performing stock savings bank serving the greater Boston metropolitan market.

We continued our strong performance through 2019. Highlights of our accomplishments include:

•	Net income increased $11.2 million, or 20%, to a record $67.0 million (compared to the prior annual record of $55.8 million for 2018)
•	Diluted earnings per share (EPS) of $1.30, (compared to $1.06 EPS for 2018)
•	Return on average assets of 1.06% and return on average equity of 9.56% (compared to 0.99% and 8.36% for 2018)
•	Loans, net grew at a moderate pace of $104.1 million, or 2%, to $5.7 billion on loan originations of $1.1 billion, reflecting the challenging interest rate environment and market conditions in 2019
•

Total deposits grew $37.3 million, or 1%, to $4.9 billion during 2019 as non-term core deposits increased $153.5 million, or 5%, to $3.3 billion, or 68.1% of total deposits and certificates of deposit decreased $116.2 million, or 6.9%, to $1.6 billion, or 31.9% of total deposits

•	Net interest income rose $8.5 million, or 5.2%, to $172.9 million while the net interest margin stabilized in 2019 before closing for the year at 2.86%
•	The yield on loans steadily increased each quarter during 2019 to 4.50% despite competitive loan market interest rate pressures throughout the year
•	The cumulative cost of funds peaked at 1.69% before closing the year at 1.68% despite the flat, and at times inverted, funding rate environment during 2019
•	Two branches were opened in Cambridge in July 2019 and the Boston neighborhood of Brighton in December 2019 that increased our branch network to 40

•

Non-interest expenses growth was limited to 5.5%, the efficiency ratio was maintained at approximately 54% and the non-interest expense to total assets ratio has improved to 1.59% during 2019 despite the addition of four branches in 2018 and the two new branches in 2019

•

Asset quality continued to improve, as non-performing assets were reduced $3.5 million, or 51%, to $3.4 million, or 0.05% of total assets, with no past due multi-family, commercial real estate or construction loans outstanding, a decline in residential loan delinquencies by two thirds, and negligible charge-off activity

•

Successful execution of the Company’s project plan to adopt the Current Expected Credit Loss accounting standard (“CECL”) on January 1, 2020, including enhancements to internal controls, loan pool segmentation, loan loss estimation methodology, data gathering resources, data analytics and required disclosures

•	Increased the quarterly dividend in December 2019 by $0.01, or 14%, to $0.08 per share

•	Tangible book value per share improved to $13.19 at December 31, 2019 (compared to $12.17 at December 31, 2018)

•	The Company’s stock price increased $5.77, or 40%, to $20.09 per share at December 31, 2019 (compared to $14.32 at December 31, 2018)

•

The Company repurchased 428,820 shares of its common stock at an average price of $16.96 per share, completed its initial repurchase program for 3.4 million shares and adopted its second stock repurchase program in April 2019 as amended in October 2019 for 1.3 million shares in 2019

Over the prior five years, the Company’s compound annual growth rate has ranked above the SNL U.S. Thrift Index.

Our compensation program continues to transition and evolve with our fully public company status that began in 2014. Following our initial minority stock offering in 2008, our stockholders approved and we granted stock from our 2008 Equity Incentive Plan (“2008 EIP”).  Consistent with bank regulatory guidelines, those awards were granted with an initial “conversion” grant that aligned our executives, employees and directors with our new stockholders. Most of the shares and vesting from that plan ended in 2014.  In 2015, our stockholders approved our 2015 Equity Incentive Plan (“2015 EIP”), which enables us to continue to provide stock-based compensation to our executives, employees and directors. This component of compensation allows us to provide rewards that align our executives and employees with the returns to our stockholders. The 2015 EIP and award allocations coincided with our second-step conversion to a fully public company and were developed in line with regulatory guidelines of the Office of the Comptroller of Currency. Mutual conversion stock plans and grant practices are unique in their structure and vesting which utilizes a mix of stock options and restricted stock as the equity instruments. For the 2015 grants, the Company relied on the regulations, consideration of practices of other financial institutions that had recently completed second-step conversions, and our historical practice in 2008 as a reference for developing its equity grant strategy for the 2015 EIP. The grants made in 2017 were in line with regulatory limitations for converting thrift institutions. There were no grants of any equity awards to our executive officers in 2018. One executive officer was granted an equity award during 2019.

Our executive compensation program consists of four components (base salary, annual cash incentive, equity grants and benefits) that work together to enable us to attract, retain, motivate and reward our employees and executives with a competitive performance-based program that rewards long term performance and stockholder value.  Our total compensation program is designed to:

•	Reward achievements to specific strategic goals and to encourage performance
•	Align our interests with our stockholders
•	Provide a balanced, and risk-appropriate compensation program
•	Provide a competitive pay program that attracts and retains talent

We will continue to monitor and evolve our compensation program as we transition from our mutual ownership structure to public company. We look forward to reinforcing our strong pay-for- performance focus and team culture.  Our compensation programs, including stock, is part of all employees’ compensation, a culture we believe has led to our sustained, strong performance over many years.

2019 Say-on-Pay Results

At the Company’s 2019 Annual Meeting, stockholders cast an advisory vote regarding the Company’s executive compensation (“Say-on-Pay” proposal). Over 79% of the votes cast on the Say-on-Pay proposal were voted in favor of the Company’s executive compensation program.  Our Board of Directors and Compensation Committee appreciate the support of our stockholders and continue to take an informed and responsible approach to executive compensation that is performance based and aligned with our stockholder interests. We have considered the most recent Say-on-Pay advisory vote in determining compensation policies and decisions. In light of strong support, the Compensation Committee concluded that no revisions were necessary to our executive officer compensation program at this time but will continue to monitor and review our practices in light of changing needs and stockholder perspectives.

Our Executive Compensation Philosophy.

Our compensation philosophy starts from the premise that the success of the Company depends, in large part, on the dedication and commitment of the people we place in key operating positions to drive our business strategy. We strive to provide our executive and management team with incentives tied to the successful implementation of our corporate objectives. We also recognize that we operate in a competitive environment for talent. Therefore, our approach to compensation considers the full range of compensation techniques that enable us to be competitive with our peers as we seek to attract and retain key personnel.

As a relatively new public company, we expect our mix of base salary, bonus and long-term equity compensation will evolve to be more focused on performance-based components with a greater ongoing focus on equity, depending upon the role of the individual officer in the organization.

We base our executive compensation decisions on four basic principles:

•

Meeting the Demands of the Market—Our goal is to target our pay opportunities to be in line with other community banks in our market. We strive to position the bank as a preferred employer among our peers who provide similar financial services in the regional market. Providing competitive compensation package has helped us attract and retain the talent we need to continue to be successful.

•

Aligning with Stockholders—We believe equity-based compensation is a key component of our total compensation mix.  Providing a component of pay in stock-based rewards helps to reinforce a culture of ownership among our executives and employees, and to align their individual financial interests with the interests of our stockholders. Long-term incentives such as the 2015 EIP and the Employee Stock Ownership Plan (the “ESOP”) are important in aligning all of our interests with those of our stockholders.

•

Driving Performance—We structure compensation around the attainment of company-wide, business unit and individual targets that return positive results to our bottom line and stockholders. Base pay rates are subject to annual merit increases that result from performance evaluations.  Our annual cash bonus plan (the “Incentive Compensation Plan”) focuses rewards on current year individual and bank performance.  Our 2015 EIP provides equity-based compensation through stock options and restricted stock that was developed in line with bank regulatory guidelines and support our ownership and stockholder alignment objectives.

•

Reflecting our Business Philosophy—Our approach to compensation reflects our business goals, values and the way we do business in the communities we serve.  Compensation rates need to be valued by the market and prudent for the organization’s strategic well-being. Base pay and the incentive compensation plan are meant to place a recognizable fair value on our performance in our roles.   Long-term incentives, such as the EIP, help retain our top performers and represent our longer-term goals to drive stockholder value.

2019 Compensation Program and Pay Decisions

The executive compensation program has three key elements of total direct compensation: base salary, annual incentives and long-term incentives, such as stock option and restricted stock awards.  Below we summarize our programs and the resulting pay decisions approved by our Compensation Committee for 2019.

Base Compensation. The salaries of our executive and other officers are reviewed annually to assess our competitive position and make any necessary adjustments. Our goal is to maintain salary levels for our officers at a level consistent with base pay received by those in comparable positions at peer banks. To further that goal, we obtain benchmark data from a variety of independent survey sources. Our primary survey sources are the “Pearl Meyer & Partners Banking Compensation Survey” conducted in conjunction with the Massachusetts Bankers Association, and the “McLagan Regional & Community Bank Compensation Survey”.  For both surveys, we used the asset size scope that included our Company's asset size as our reference for comparing base salaries, determining projected pay raise budgets, guiding our adjustments to pay grades and providing reference to confirm our short-term incentive targets.

We utilize a salary structure approach for all employees, from teller to Chief Executive Officer.  The midpoints of our pay grades are compared to salary data and individual salaries are reviewed with the comparable surveyed position. Ultimately, any individual’s rate of pay is determined with these criteria in mind, as well as performance evaluations and the individual’s contribution in their role.

In determining 2019 base salaries for the NEOs, the Compensation Committee reviewed salaries of similar executive roles using the data from surveys indicated above.  Using this data, the Committee determined equitable pay scales within which annual merit increases would be made. The Committee then determined the merit increases based on written analyses of the accomplishments and attainment of goals for each executive during the preceding year. The Compensation Committee approved annual base salaries of $905,000 for Mr. Gavegnano, $275,749 for Mr. Merritt, $286,335 for Mr. Abbate, $321,393 for Mr. Migliozzi and $287,000 for Mr. Romano for 2019.

Annual Cash Bonuses under our Incentive Compensation Plan. The objective of our Incentive Compensation Plan is to motivate and reward all eligible employees, including our NEOs for achieving specific company and individual goals that support our strategic plan. While we set specific goals, weights and ratings, these are to serve as a reference for the Compensation Committee when making awards under the plan.  All bonus payments under this plan are determined by the Compensation Committee and no participant has a right to a bonus under this plan unless authorized by the Compensation Committee. Rewards under this plan represent compensation that must be earned each year based on performance relative to company and individual standards.

For 2019, the Compensation Committee determined the bonus amounts by reviewing the Company’s loan growth, deposit growth, cost of funds, net operating income, efficiency ratio and other discretionary factors, as well as the individual contributions of our NEOs to our success. These metrics were determined by the Committee to serve as a balanced perspective of our performance and ability to drive our strategic goals.

The amounts of the bonuses paid in 2020 for the year 2019 under this plan are included in the Summary Compensation Table in the column labeled “Bonus.” For 2019, the amount of the incentive cash bonus could range from 0% to 50% of the CEO’s salary and 0% to 40% of other NEO salaries.

The total bonus pool which may be distributed under the Incentive Compensation Plan equals 10% of the net operating income of the Company, unless the Compensation Committee authorizes a different amount.

To determine the amount of the cash bonus payable to our NEOs for 2019, Company goals, which are defined each year, are first measured by comparing our performance against defined goals for each of the five performance measures. For 2019, the performance measures and goals were as follows:

	Weight			Actual		Weighted
Performance Measure (1)	(%)	Threshold	Target	Results	Points	Points
Net Loan Growth	25.0	0.01%	6.00%	1.91%	2	2
Deposit Growth	12.5	0.01%	6.00%	0.79%	1	0.5
Cost of Funds	12.5	2.12%	1.69%	1.68%	5	2.5
Net Operating Income	25.0	$75,276	$83,275	$87,274	5	5
Efficiency Ratio	25.0	59.26%	53.27%	54.29%	4	4

________________

(1)

The Performance Measures are calculated in accordance with Generally Accepted Accounting Principles (“GAAP”) or from amounts presented in accordance with GAAP, except where noted as follows. Net Operating Income is referred to as Income before Income Taxes included in the Company’s Form 10-K filed on March 2, 2020 with the Securities and Exchange Commission, excluding merger and acquisition expenses and gains and losses on marketable equity securities. The efficiency ratio is a non-GAAP measure representing non-interest expense divided by the sum of net interest income and non-interest income excluding gains and losses on marketable equity securities. The efficiency ratio is a common measure used by banks to understand expenses related to the generation of revenue. We have removed gains and losses on marketable equity securities as management deems them to be not representative of operating performance. Presented on a basis including gains and losses on marketable equity securities, the efficiency ratio was 53.70% for the year ended December 31, 2019.

The Incentive Compensation Plan weights the relative importance of each of the performance measures and assigns a number of points (from 1 to 5) to represent the level of achievement of each performance measure. The Plan may result in five points if the maximum goal is achieved and no points if the threshold goal is not achieved. Achievement between threshold and maximum will result in one to four points for each performance measure.

For 2019, based on actual results, the Compensation Committee assigned two points for Net Loan Growth, one point for Deposit Growth, five points for Cost of Funds, five points for Net Operating Income and four points for Efficiency Ratio. The points achieved were then adjusted based on the relative weight given to the performance measure and the weighted points were multiplied by “5” in order to determine the percentage achievement of the performance goals. After determining the Company performance, the Compensation Committee uses a table to determine the amount of the bonus payable to a Named Executive Officer as follows:

Amount of Bonus for
Edward J. Merritt,
Performance scale		Mark L. Abbate,
(% of maximum	Amount of Bonus for	John Migliozzi
performance)	Richard J. Gavegnano	and Frank P. Romano
20	12%	10%
40	16% - 20%	12% - 16%
60	20% - 28%	16% - 20%
80	28% - 38%	20% - 30%
100	38% - 50%	30% - 40%

The Company achieved 70% of maximum performance based on the Incentive Compensation Plan’s performance measures and goals established for 2019.  Based on the results of those performance measures, Mr. Gavegnano was eligible to receive a bonus between 20% to 28% of his base salary, and the other NEOs were eligible to receive a bonus between 16% to 20% of their base salary. The Compensation Committee considered the executive’s individual performance in determining the amount of the actual award. As described above, all bonuses are subject to the discretion of the Compensation Committee. Based on such discretion, the Compensation Committee also considered and adjusted the bonus amounts to reflect the Company’s substantial achievements in 2019 in addition to those reflected in the results of the performance measures.  These achievements included new records for net income, significant improvements in return on assets, return on equity and asset quality, and the opening of two new branches.

The Compensation Committee awarded bonuses to Mr. Gavegnano, Mr. Merritt, Mr. Abbate, Mr. Migliozzi and Mr. Romano in the amounts of $412,680, $99,270, $103,081, $115,701 and $103,500 respectively, with such bonuses paid in the first quarter of 2020; equaling 46% for Mr. Gavegnano, and 36% for the other NEOs.

Long-Term Compensation. As part of our second-step conversion to full public status, and following stockholder approval of the 2015 EIP in 2015, the Compensation Committee established a long-term incentive compensation program to deliver equity based compensation to our employees and executives going forward. The goal of the long-term incentive program is to reward outstanding performance with stock based compensation that provides a continuing stake in our success and aligns our employees and executives’ interests with those of our stockholders. Time-based restricted stock and stock option grants were made to officers of the Bank, including the NEOs, and directors in 2017 in line with regulatory limitations for converting thrift institution. There were no grants of equity awards made to NEOs in 2018. Mr. Migliozzi was granted 10,000 shares of restricted stock and 15,000 stock options on May 15, 2019, with a grate date fair value of $237,650.

Conversion grants are awards that are larger than typical annual grants, but with vesting over five years (20% per year).  We do not provide annual grants.  The concept of the bank regulations is to provide meaningful alignment with stockholders with a focus on stock options that provide direct alignment with stock values delivered to stockholders.

The Compensation Committee considered the regulatory guidelines and the allocation process used for the 2015 equity grants. Grants were generally made at the same level to all of the NEOs, to reinforce a team approach and competitive grants for their roles, however the President and Chief Executive Officer received a larger award in line with regulatory limitations and recognition of his role and special contributions to the Company. All grants (2019, 2017, and in aggregate with 2015 grants) were within or less than the regulatory limitations, and in line with those of converted financial institutions.

Retirement Benefits. All of our NEOs participate in our 401(k) plan and ESOP. (See “Employee Stock Ownership Plan” following the “Summary Compensation Table” for more details on this retirement plan.)  In addition to the tax-qualified plans, the Company maintains non-qualified supplemental executive retirement agreements with Messrs. Gavegnano and Merritt (See “Pension Benefits - Supplemental Executive Retirement Agreement” and “Non-qualified Deferred Compensation” following the “Summary Compensation Table" for more details on these non-qualified plans.)

Executive Agreements.  An important consideration in our ability to attract and retain key executives is our ability to minimize the impact on our management team of the possible disruption associated with our analysis of strategic opportunities.  Accordingly, we believe it is in the best interest of the Company and its stockholders to provide our key executives with reasonable financial arrangements in the event of termination of employment.  Therefore, we maintain an employment agreement with Mr. Gavegnano and change in control agreements with our other NEOs.

The use of employment and change in control agreements is common among our competitors and therefore influences our use of such arrangements to retain our current management team.  The Compensation Committee periodically reviews the terms of the employment and change in control agreements.  For additional information regarding the executive agreements, see the section headed “Employment-Related Arrangements and Potential Payments Upon Termination of Change in Control” following the “Summary Compensation Table.”

Perquisites.  We provide our NEOs with reasonable perquisites to further their ability to promote the business interests of the Company in our markets and to reflect competitive practices for similarly situated officers employed by our peers. The perquisites are reviewed periodically and adjusted as necessary.

Process and Roles

The Compensation Committee accesses information and advice from a number of perspectives.  This section summarizes the role of our Compensation Committee, management and the independent Compensation Consultant.

Role of the Compensation Committee. The Compensation Committee of the Board of Directors of the Company develops our executive compensation program and monitors the success of the program in achieving the objectives of our compensation philosophy. The Committee, which consists of Ms. Censullo, Ms. DiMaria and Mr. Gambardella, all independent directors, are responsible for the administration of our compensation programs and policies, including the administration of our cash- and stock-based incentive programs. The Committee evaluates the performance of our Chief Executive Officer and other executive officers and approves all compensation decisions relating to our executive officers. The Chief Executive Officer does not participate in discussions related to his compensation or the Committee’s review of any documents specifically related to his compensation. The Committee meets in executive session without the presence of management as desired.  The Committee operates under the mandate of a formal charter that establishes a framework for the fulfillment of its responsibilities.  The Charter can be found on our website.

Role of Management. Although the Compensation Committee makes independent determination on all matters related to compensation of the NEOs, including the Chief Executive Officer, certain members of management are requested to attend meetings and/or provide input to the Compensation Committee. Input may be sought from the Chief Executive Officer, Chief Financial Officer, Human Resources Department or others to ensure the Compensation Committee has the information and perspective to carry out its duties.

Our Chief Executive Officer provides input and recommendations to the Compensation Committee on pay decisions related to the other NEOs and other executive officers, but does not participate in discussions related to his compensation or the Committee’s review of any documents related to the determination of his compensation.

Role of Consultant. The Compensation Committee has the authority to retain a compensation consultant to advise on executive compensation matters. The Compensation Committee also has access to outside legal counsel and other experts as needed. These advisors serve at the request of the Compensation Committee, which has the power and authority to retain such experts and approve fees and retention terms. The Compensation Committee did not utilize the services of a compensation consultant during 2019.

Policies and Practices

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

Stock Compensation Grant and Award Practices. As a public company, we expect that our Compensation Committee’s grant-making process will be independent of any consideration of the timing of the release of material nonpublic information, including with respect to the determination of grant dates or stock option exercise prices. Similarly, we expect that the release of material nonpublic information will never be timed with the purpose or intent to affect the value of executive compensation.  The 2008 EIP and the 2015 EIP expressly prohibits repricing of stock options without stockholder approval.

Risk Assessment. The Compensation Committee believes that any risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on Meridian Bancorp, Inc. and East Boston Savings Bank. In addition, the Compensation Committee believes that the mix and design of the elements of our executive compensation does not encourage management to assume excessive risks. In its review, the Compensation Committee concluded that significant weighting towards long-term incentive compensation discourages short-term risk taking and that the significant number of shares of stock of Meridian Bancorp, Inc. owned by the NEOs discourages excessive risk taking.

Compensation Decisions for the Named Executive Officers for 2020

For 2020, the Compensation Committee reviewed base salaries for the NEOs based on a review of market data and in consideration of each executive’s role, contributions and performance, and increased the base salary for Mr. Gavegnano, Mr. Merritt, Mr. Abbate, Mr. Migliozzi and Mr. Romano to $975,000, $285,469, $296,213, $338,204 and $300,000, respectively.

Increases for the NEOs averaged 4.14%. Mr. Gavegnano’s increase was 7.7%. The Compensation Committee considered many factors including his service as Chairman, President and Chief Executive Officer, exceptional strategic leadership and achievements relating to the dramatic growth and quality of the commercial loan portfolio.  The Compensation Committee also recognized his direct effect on the strategic growth of the Bank’s market footprint by finding and evaluating new markets and exerting strategic direction over the Bank’s marketing and advertising initiatives. The Compensation Committee also recognized his responsibility and success in managing the Bank’s equity portfolio. Additionally, the Compensation Committee placed importance on Mr. Gavegnano’s role as Investor Relations Officer and the value of his decades-long affiliation with the Bank and the perspective that brings to his executive insights and decision-making.  In all, the Compensation Committee concluded that a 7.7% merit increase to salary was appropriate, mindful that Mr. Gavegnano’s Incentive Compensation Plan cash bonus is comparably below median, at less than the 50th percentile according to the McLagan 2019 Regional and Community Bank Survey utilized by the Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis that is required by the rules established by the Securities and Exchange Commission. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement. See “Compensation Discussion and Analysis.”

Compensation Committee of the Board of

Directors of Meridian Bancorp, Inc.

Domenic A. Gambardella, Chair

Marilyn A. Censullo

Anna R. DiMaria

Summary Compensation Table

The following table sets forth information concerning compensation received for the years ended December 31, 2019, 2018 and 2017, respectively by the Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(2)	All Other Compensation ($)(3)	Total ($)
Richard J. Gavegnano,	2019	905,000	412,680	—	—	154,833	87,845	1,560,358
Chairman of the Board, President and	2018	845,000	353,210	—	—	380,246	86,010	1,664,466
Chief Executive Officer	2017	782,350	356,752	1,323,750	795,000	356,408	72,008	3,686,268

Edward J. Merritt,	2019	275,749	99,270	—	—	—	25,982	401,001
Executive Vice President,	2018	266,359	87,899	—	—	—	27,340	381,598
Business Development and Community	2017	258,050	92,898	105,900	63,736	—	27,069	547,653
Reinvestment

Mark L. Abbate,	2019	286,335	103,081	—	—	—	30,761	420,177
Executive Vice President,	2018	276,986	91,405	—	—	—	32,498	400,889
Treasurer and Chief Financial Officer	2017	268,164	96,539	105,900	63,736	—	32,131	566,470

John Migliozzi,	2019	321,393	115,701	173,000	64,650	—	28,935	703,679
Executive Vice President,	2018	297,308	102,300	—	—	—	30,128	429,736
Real Estate Lending	2017	281,451	101,322	105,900	63,736	—	29,734	582,143

Frank P. Romano,	2019	287,500	103,500	—	—	—	33,970	424,970
Executive Vice President,	2018	270,000	89,100	—	—	—	33,402	392,502
Corporate Banking	2017	257,542	92,715	105,900	63,736	—	33,213	553,106

(1)

The amounts shown reflect the grant date fair value of restricted stock awards or stock options, as applicable, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 718. Refer to the Company’s Form 10-K filed on March 2, 2020 with the Securities and Exchange Commission for the assumptions relating to these awards.

(2)	Represents the actuarial change in pension value in the executive’s account from December 31 of the prior year to December 31 of the reported year under a Supplemental Executive Retirement Agreement.
(3)

For 2019, employer contributions under the company match and safe harbor provisions of the 401(k) Plan were $19,600, $16,759, $19,600, $17,711 and $19,515 for Messrs. Gavegnano, Merritt, Abbate, Migliozzi and Romano, respectively. The amount of premiums paid for long term care and disability insurances were $6,912 for Mr. Gavegnano. For 2019, employer contributions under the ESOP were $4,825 for each of Messrs. Gavegnano, Merritt, Abbate, Migliozzi and Romano, respectively. For 2019, imputed income from life insurance provided by the Bank was $23,958, $1,626, $3,564, $3,249 and $6,858 for Messrs. Gavegnano, Merritt, Abbate, Migliozzi and Romano, respectively. For 2019, dividends received from unvested restricted stock were $32,550 for Mr. Gavegnano, $3,150 for Mr. Migliozzo and $2,772 for each of Messrs. Merritt, Abbate and Romano, respectively.

Employment Agreements

East Boston Savings Bank has entered into an employment agreement with Richard J. Gavegnano, its President and Chief Executive Officer.

The employment agreement provides for a two-year term that extends on a daily basis, unless written notice of non-renewal is given by the Board of Directors of East Boston Savings Bank or by the executive. The current base salary under the employment agreement for Mr. Gavegnano is $975,000. In addition to a base salary, the employment agreement provides for, among other things, participation in our annual incentive plan and certain employee benefits plans. The employment agreement provides for termination by East Boston Savings Bank for cause, as defined in the agreement, at any time. If East Boston Savings Bank terminates the executive’s employment for reasons other than for cause, or if the executive resigns from East Boston Savings Bank for good reason (as defined in the employment agreement), then the executive would receive a lump sum severance payment equal to the sum of (i) two times current annual base salary, and (ii) the value of 24 months of health insurance premiums. In that case, assuming a December 31, 2019 termination (at his prior salary of $905,000), Mr. Gavegnano would receive a severance benefit equal to $1,832,210. Upon termination of the executive for reasons other than a change in control (see below), the executive must adhere to a two-year non-competition restriction.

Under the employment agreement, if voluntary or involuntary termination follows a change in control of East Boston Savings Bank or Meridian Bancorp, the executive would receive a severance payment equal to 2.99 times the executive’s “base amount,” less any other “parachute payments,” as those terms are defined under Section 280G of the Internal Revenue Code.  Generally, an executive’s “base amount” equals the average of the taxable compensation paid during the preceding five taxable years.  In the event severance payments to the executive include an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code, such payment would be reduced by the minimum dollar amount necessary to avoid this result.  Accordingly, in the event the executive had terminated employment in connection with a change in control, as of December 31, 2019, the estimated severance payment Mr. Gavegnano would have received (based on taxable compensation earned during the prior five years) would be equal to approximately $4,063,773, which such amount reflects a reduction of $356,919 due to the 280G reduction provisions in the employment agreement.

Change in Control Agreements

East Boston Savings Bank has entered into substantially similar change in control agreements with Mark L. Abbate, its Executive Vice President, Treasurer and Chief Financial Officer, Edward J. Merritt, its Executive Vice President for Business Development and Community Reinvestment, John Migliozzi, its Executive Vice President, Real Estate Lending and with Frank P. Romano, its Executive Vice President, Corporate Banking. The change in control agreements provide that upon an involuntary termination, other than for cause, or voluntary termination for good reason (as defined in the agreement) following a change in control of Meridian Bancorp or East Boston Savings Bank, the executives would be entitled to a cash severance payment equal to two times their base salary and the highest level of cash bonus earned in any one of the three calendar years preceding the year of termination. In addition, the executives would be entitled to receive non-taxable medical and dental coverage substantially identical to the coverage maintained for the executive prior to their termination of employment for 24 months following their termination of employment. In the event severance payments to the executives include an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code, such payment will be cutback by the minimum dollar amount necessary to avoid this result. In the event of a termination of employment in connection with a change in control, the maximum severance payment Mr. Abbate, Mr. Merritt, Mr. Migliozzi and Mr. Romano would receive (based on taxable compensation earned) equals $826,206, $798,100, $933,916 and $830,062, respectively, assuming a December 31, 2019 termination of employment.

Benefit Plans

Employee Stock Ownership Plan. East Boston Savings Bank maintains an employee stock ownership plan (“ESOP”) for eligible employees of East Boston Savings Bank. Eligible employees who have attained age 18 and completed three months of service during a continuous 12-month period are eligible to participate in the ESOP as of the first entry date following completion of the plan’s eligibility requirements. The ESOP received a favorable determination letter from the Internal Revenue Service in January 2015.

In 2008, the ESOP borrowed funds from Meridian Interstate Funding Corp. in order to purchase 828,000 shares of common stock in connection with Meridian Interstate Bancorp, Inc.’s initial public offering (the “2008 Loan”).  In connection with the second-step conversion on July 28, 2014, the ESOP borrowed additional funds and purchased an additional 1,625,000 shares of Meridian Bancorp, representing 5% of the shares issued in Meridian Bancorp’s second-step offering, with proceeds from Meridian Bancorp’s loan to the ESOP. The new loan amount equaled the aggregate purchase price of the common stock plus the outstanding balance of the 2008 Loan.  This loan is repaid principally through East Boston Savings Bank’s contributions to the ESOP and dividends payable on common stock held by the ESOP over the 25-year term of the loan. The interest rate for the ESOP loan is 3.25%.

Shares purchased by the ESOP are held in a suspense account, and shares are allocated to the participants’ accounts as the loan is repaid. Shares released from the suspense account are allocated among participants’ accounts on the basis of each participant’s proportional share of compensation relative to all participants’ compensation.

Participants vest 100% in the benefits allocated under the ESOP upon completing three years of service with East Boston Savings Bank or its affiliates. A participant will become fully vested at retirement, upon death or disability, upon a change in control or upon termination of the ESOP. Benefits are generally distributable upon a participant’s separation from service. Any unvested shares that are forfeited upon a participant’s termination of employment will be reallocated among the remaining plan participants.

Plan participants are entitled to direct the ESOP trustee on how to vote common stock allocated to their accounts. The trustee votes allocated shares held in the ESOP as instructed by the plan participants and unallocated shares and allocated shares for which no instructions are received are voted in the same ratio on any matter as those shares for which instructions are given.

Under applicable accounting requirements, Meridian Bancorp records compensation expense each year in an amount equal to the average fair market value of the ESOP shares when committed to be released from the suspense account to participants’ accounts.

Grants of Plan-Based Awards

                 The following table provides information concerning grants of plan-based awards to the Named Executive Officers during the year ended December 31, 2019.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock (#) (1)	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise Price of Option Awards	Grant Date Fair Value of Stock and Option Awards (2)

Richard J. Gavegnano	—	—	—	—	—
Edward J. Merritt	—	—	—	—	—
Mark L. Abbate	—	—	—	—	—
John Migliozzi	May 15, 2019	10,000	15,000	$17.30	$237,650
Frank P. Romano	—	—	—	—	—

_____________________

(1)Awards vest at 20% per year, commencing on May 15, 2020.

(2)	Amounts reflect the full grant date fair value of the awards calculated in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised stock options and stock awards that have not vested as of December 31, 2019 for each Named Executive Officer.

	Option Awards					Stock Awards
	Number of	Number of				Number of		Market Value
	Securities	Securities				Shares or		of Shares
	Underlying	Underlying				Units of		or Units
	Unexercised	Unexercised		Option		Stock		of Stock
	Options	Options		Exercise	Option	That Have		That Have
	Exercisable	Unexercisable		Price	Expiration	Not Vested		Not Vested
Name	(#)	(#)		($)	Date	(#)		($) (5)
Richard J. Gavegnano	300,000	75,000	(1)	$14.20	11/02/2025	30,000	(1)	$602,700
	75,000	112,500	(3)	$17.65	07/31/2027	45,000	(3)	$904,050
Edward J. Merritt	12,242	—		$3.79	01/26/2020	—		$—
	2,448	—		$7.47	04/23/2023	—		$—
	2,400	600	(2)	$13.06	03/26/2025	400	(2)	$8,036
	24,050	6,012	(1)	$14.20	11/02/2025	2,400	(1)	$48,216
	6,013	9,019	(3)	$17.65	07/31/2027	3,600	(3)	$72,324
Mark L. Abbate	2,400	600	(2)	$13.06	03/26/2025	400	(2)	$8,036
	24,050	6,012	(1)	$14.20	11/02/2025	2,400	(1)	$48,216
	6,013	9,019	(3)	$17.65	07/31/2027	3,600	(3)	$72,324
John Migliozzi	6,121	—		$5.47	05/11/2021	—		$—
	1,224	—		$7.47	04/23/2023	—		$—
	1,200	300	(2)	$13.06	03/26/2025	200	(2)	$4,018
	12,025	3,006	(1)	$14.20	11/02/2025	1,200	(1)	$24,108
	3,006	4,510	(3)	$17.65	07/31/2027	1,800	(3)	$36,162
	—	15,000	(4)	$17.30	05/15/2029	10,000	(4)	$200,900
Frank P. Romano	24,484	—		$5.61	07/08/2021	—		$—
	2,448	—		$7.47	04/23/2023	—		$—
	2,400	600	(2)	$13.06	03/26/2025	400	(2)	$8,036
	24,050	6,012	(1)	$14.20	11/02/2025	2,400	(1)	$48,216
	6,013	9,019	(3)	$17.65	07/31/2027	3,600	(3)	$72,324

(1)	Awards vest at a rate of 20% per year with the remaining awards vesting on November 2, 2020.
(2)	Awards vest at a rate of 20% per year with the remaining awards vesting on March 26, 2020.
(3)	Awards vest at a rate of 20% per year with the remaining awards vesting on July 31, 2020, 2021 and 2022.
(4)	Awards vest at a rate of 20% per year with the remaining awards vesting on May 15, 2020, 2021, 2022, 2023 and 2024.
(5)	Based on the $20.09 per share trading price of our common stock on December 31, 2019.

Option Exercises and Stock Vested

The following table sets forth information regarding the value realized by our Named Executive Officers upon exercise of stock options and the vesting of stock awards during the year ended December 31, 2019.

	Option Awards		Stock Awards
	Number of		Number of
	Shares Acquired On	Value Realized on	Shares Acquired On	Value Realized on
Name	Exercise (#)	Exercise ($)	Vesting (#)	Vesting ($)
Richard J. Gavegnano	18,363	156,562	45,000	873,750
Edward J. Merritt	—	—	4,000	76,112
Mark L. Abbate	2,448	25,239	4,000	76,112
John Migliozzi	6,121	88,387	2,000	38,056
Frank P. Romano	—	—	4,000	76,112

Equity Award Plans

Under the 2015 Equity Incentive Plan, the maximum number of shares of Company common stock that may be available for awards of stock options (both incentive and non-qualified) is 3,250,000, and 1,300,000 for awards of restricted stock, restricted stock units and performance awards.  To the extent any shares of stock covered by an award (including restricted stock awards, restricted stock units and performance awards) under the 2015 Equity Incentive Plan are not delivered to a participant or beneficiary because the award is forfeited or canceled or because a stock option is not exercised, then such shares shall not be deemed to have been delivered for purposes of determining the maximum number of shares of stock available for delivery under the plan. As of December 31, 2019, there were 446,040 restricted stock awards and 1,225,832 stock options that remain available for future grants under the 2015 Equity Incentive Plan. No restricted stock awards or stock options remain available for future grants under the 2008 Equity Incentive Plan.

Under each plan, upon a participant’s termination of service for reasons of death or disability, or in the event of a change in control, the participant would become fully vested in all equity awards under the plan.

As of December 31, 2019, upon death or disability, or in the event of a change in control, Messrs. Gavegnano, Merritt, Abbate, Migliozzi and Romano would be entitled to the acceleration of their unvested restricted stock awards in the amount of $1.5 million, $129,000, $129,000, $265,000 and $129,000, respectively.

Pension Benefits

Supplemental Executive Retirement Agreement. East Boston Savings Bank has entered into a supplemental executive retirement agreement with Mr. Gavegnano.

The following table provides information with respect to Mr. Gavegnano’s supplemental executive retirement benefits that are not defined contribution plans and that provide for payments or benefits in connection with his retirement as of December 31, 2019.

		Number of	Present	Payments
		Years	Value of	during
		Credited	Accumulated	Last Fiscal
Name	Plan Name	Service	Benefit (1)	Year
Richard J. Gavegnano	Supplemental Executive Retirement Agreement	13.5	$6,245,865	—

_____________________

(1)	Refer to note 10 of the notes to the consolidated financial statements included in the Company’s Form 10-K filed on March 2, 2020 for additional information relating to the plan.

Under Mr. Gavegnano’s agreement, if the executive terminates employment for any reason other than for cause, he will receive an annual benefit (paid monthly) equal to 70% of his final average compensation. For purposes of the agreement, final average compensation equals the three years’ base salary that results in the highest average. The annual benefit is generally payable in the form of an unreduced life annuity with a 50% spousal survivor annuity, or the actuarial equivalent of this benefit as a single lump sum distribution. Mr. Gavegnano elected a lump sum payment in compliance with Internal Revenue Code Section 409A.  Mr. Gavegnano became 100% vested in the annual benefit after the completion of eight years of service.

Upon death, Mr. Gavegnano’s beneficiary is entitled to the annual benefit, which will be calculated as if Mr. Gavegnano had retired the day before his death. In the event Mr. Gavegnano becomes disabled, he will be entitled to his annual benefit, which will be calculated as if he had terminated his employment on the date of his disability.

As of December 31, 2019, Mr. Gavegnano’s lump sum benefit under his agreement is $6.2 million upon his voluntary or involuntary termination, disability, death, or in the event of a change in control of Meridian Bancorp or East Boston Savings Bank followed by his termination of employment.

Non-qualified Deferred Compensation

East Boston Savings Bank entered into a supplemental executive retirement agreement with Edward J. Merritt. Under the terms of the agreement, Mr. Merritt is entitled to the value of the accumulation account upon his termination of employment, death or disability. This accumulation account had a beginning balance of $716,921 and East Boston Savings Bank credited the accumulation account with an additional $50,000, as of each December 31st. A final contribution was made on December 31, 2015, as East Boston Savings Bank and Mr. Merritt agreed to freeze the accumulation of this benefit as of such date. Upon a termination of employment, death or disability, the accumulation account shall be paid in installments to Mr. Merritt or his beneficiary, as applicable. As of December 31, 2019, the balance in the accumulation account was $1,016,921. Mr. Merritt would have received installment payments in the form of a lifetime annuity if his employment had terminated due to disability, if the executive voluntarily resigned or if the executive was terminated without cause. In the event of the death of the executive or if his employment is terminated within one year of a change in control (as defined in the agreement), an amount equal to $1,016,921 shall be paid to Mr. Merritt or his beneficiaries, in the form of a single lump sum.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the median of the annual total compensation of employees of the Company and the annual total compensation of our CEO.

For 2019, our median annual total compensation for all employees other than our CEO was $57,094. The total annual compensation for our CEO for the same period was $1,560,358.  The ratio of our CEO’s compensation to the median employee’s compensation was 27:1.

We identified our median employee using our entire workforce, including employees who were employed on a full-time, part-time or seasonal basis, as of December 31, 2019. For purposes of identifying the median employee from our employee population base, we used each employee’s “regular earnings” in 2019, including annual base salary, cash bonus, and any amounts paid for paid time off benefits available to all employees, by our employees, as compiled from our payroll records.

We determined the total annual compensation for our median employee based on total cash compensation, which included base pay, commissions and bonuses, plus the value of non-discriminatory benefits funded by the Company, including 401(k) matching and profit sharing contributions, taxable value of life insurance and the share of health insurance premiums paid by the Company. The CEO’s total compensation included the values of executive long-term disability and long-term care coverages, as well as the increase in pension value.

As the SEC rule for identifying the median employee allow companies to adopt various methodologies, to apply certain exclusions, to make reasonable assumptions and to apply various assumptions, the pay ratio reported by the Company may not be comparable to the pay ratio reported by other companies.

Director Compensation

The following table provides the compensation we paid to our directors for the year ended December 31, 2019, other than Messrs. Gavegnano and Merritt. Messrs. Gavegnano and Merritt do not receive separate compensation for their service as a director, and information with respect to the compensation paid to Messrs. Gavegnano and Merritt is included above in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($) (14)	Stock Awards ($) (1)	Option Awards ($) (1)	Change in Pension Value and Nonqualified Deferred ($) (12)	All Other Compensation ($) (13)	Total ($)
Cynthia Carney (2)	72,850	—	—	—	—	72,850
Marilyn A. Censullo (3)	51,350	—	—	—	—	51,350
Russell Chin (4)	46,300	—	—	—	—	46,300
Anna R. DiMaria (5)	24,500	—	—	—	—	24,500
Domenic A. Gambardella (6)	74,100	—	—	29,700	5,129	108,929
Thomas J. Gunning (7)	24,500	—	—	—	—	24,500
Carl A. LaGreca (8)	47,050	—	—	—	—	47,050
Joyce A. Murphy (9)	18,250	—	—	—	—	18,250
Gregory F. Natalucci (10)	72,850	—	—	40,100	4,571	117,521
Peter F. Scolaro (11)	24,000	—	—	—	—	24,000

(1)

The amounts shown reflect the grant date fair value of restricted stock awards or stock options, as applicable, computed in accordance with FASB ASC Topic 718. Refer to the Company’s Form 10-K filed on March 1, 2020 with the Securities and Exchange Commission for the assumptions relating to these awards.

(2)	At December 31, 2019, Ms. Carney had 3,489 vested stock options, 4,500 unvested stock options and 1,800 unvested shares of restricted stock.
(3)	At December 31, 2019, Ms. Censullo had 36,472 vested stock options, 15,700 unvested stock options and 6,400 unvested shares of restricted stock.
(4)	At December 31, 2019, Mr. Chin had 3,000 vested stock option, 4,500 unvested stock options and 1,800 unvested shares of restricted stock.
(5)	At December 31, 2019, Ms. DiMaria had 35,248 vested stock options, 15,700 unvested stock options and 6,400 unvested shares of restricted stock.
(6)	At December 31, 2019, Mr. Gambardella had 32,800 vested stock options, 15,700 unvested stock options and 6,400 unvested shares of restricted stock.
(7)	At December 31, 2019, Mr. Gunning had 40,144 vested stock options, 15,700 unvested stock options and 6,400 unvested shares of restricted stock.
(8)	Mr. LaGreca passed away in November 2019.
(9)	At December 31, 2019, Ms. Murphy had 1,500 vested stock options, 6,000 shares of unvested stock options and 2,400 shares of unvested restricted stock.
(10)	At December 31, 2019, Mr. Natalucci had 36,472 vested stock options, 15,700 unvested stock options and 6,400 unvested shares of restricted stock.
(11)	At December 31, 2019, Mr. Scolaro had 1,500 vested stock options, 6,000 unvested stock options and 2,400 unvested shares of restricted stock.
(12)	Represents the actuarial change in pension value in the directors’ accounts from January 1, 2019 to December 31, 2019 under each director’s Supplemental Retirement Agreement.

(13)	Represents premiums paid for long-term care insurance and life insurance, respectively, as follows:

$4,340 and $789 for Mr. Gambardella and $3,793 and $778 for Mr. Natalucci.

(14)	Represents the following fees:

Name	Audit Committee Meeting Fees ($)	Compensation Committee Meeting Fees ($)	Nominating/Corporate Governance Committee Meeting Fees ($)	Executive Committee Meeting Fees ($)	All Other Meeting Fees ($)	Total ($)
Cynthia Carney	—	—	1,250	51,600	20,000	72,850
Marilyn A. Censullo	30,600	1,250	—	2,000	17,500	51,350
Russell Chin	24,300	—	—	2,000	20,000	46,300
Anna R. DiMaria	—	1,250	1,250	2,000	20,000	24,500
Domenic A. Gambardella	—	1,250	1,250	51,600	20,000	74,100
Thomas J. Gunning	—	1,250	1,250	2,000	20,000	24,500
Carl A. LaGreca	24,300	—	—	4,000	18,750	47,050
Joyce A. Murphy	—	—	—	2,000	16,250	18,250
Gregory F. Natalucci	—	—	1,250	51,600	20,000	72,850
Peter F. Scolaro	—	—	—	4,000	20,000	24,000

Supplemental Retirement Agreements. East Boston Savings Bank has entered into supplemental retirement agreements with each of Messrs. Gambardella and Natalucci. Under the agreements, if the director terminates service for any reason, the director will receive an annual benefit equal to 50% of his final average compensation. For purposes of the agreements, a director’s final average compensation equals the average of the director’s annual fees from East Boston Savings Bank and Meridian Bancorp, Inc. for the three years during which the director’s annual fees were the highest. The annual benefit is generally payable in the form of an unreduced life annuity with a 50% spousal survivor annuity, or the actuarial equivalent of this benefit as a lump sum distribution. All of the directors elected a lump sum payment in compliance with Internal Revenue Code Section 409A.

Notwithstanding the foregoing, the director’s annual benefit will be reduced by 2.5% for each year that he terminates service prior to reaching age 72. Upon death, the director is entitled to the annual benefit, which will be calculated as if the director had retired the day before his death. In the event the director becomes disabled, the director will be entitled to the annual benefit, calculated as if the director had retired at age 72 with 120 months of service.

Meeting Fees for Non-Employee Directors. The following table sets forth the applicable fees that will be paid to our non-employee directors for their service on the boards of directors of Meridian Bancorp and East Boston Savings Bank during 2020. The meeting fee for East Boston Savings Bank is paid only to the two independent directors of the Bank who are not directors of the Company.

Meridian Bancorp
Board meeting fee	$1,350
Meeting fee for Audit Committee member	$2,800
Meeting fee for Audit Committee chairman	$3,600

East Boston Savings Bank
Monthly fee for Executive Committee members	$4,500
Meeting fee for independent non-holding company members	$2,000

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee determines the salaries to be paid each year to the Chief Executive Officer and those executive officers who report directly to the President and Chief Executive Officer.

The Compensation Committee consists of Directors Gambardella, who serves as Chairman, Censullo and DiMaria. None of these individuals was an officer or employee of the Company during the year ended December 31, 2019 or is a former officer of the Company. For the year ended December 31, 2019, none of the members of the Compensation Committee had any relationship requiring disclosure under “Transactions with Certain Related Persons.”

During the year ended December 31, 2019, (i) no executive officer of the Company served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served on the Compensation Committee of the Company; (ii) no executive officer of the Company served as a director of another entity, one of whose executive officers served on the Compensation Committee of the Company; and (iii) no executive officer of the Company served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served as a director of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of March 31, 2020, with respect to persons known by the Company to be the beneficial owners of more than 5% of the Company’s outstanding common stock. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investing power. Percentages are based on 52,402,395 shares of Company common stock outstanding for voting purposes as of March 31, 2020.

		Percent
	Number of	of Common Stock
Name and Address	Shares Owned	Outstanding
T. Rowe Price Associates, Inc. (1)	7,739,679	14.77%
100 E. Pratt Street
Baltimore, Maryland 21202

BlackRock, Inc. (1)	3,979,993	7.60%
55 East 52nd Street
New York, New York 10055

East Boston Savings Bank	3,436,633	6.56%
Employee Stock Ownership Plan Trust
2321 Kochs Lane
Quincy, Illinois 62305

Dimensional Fund Advisors, LP (1)	3,028,144	5.78%
Building One
6300 Bee Cave Road
Austin, Texas 78746

____________________

(1)	Number of shares owned and reported on the most recent Schedule 13G filings with the Securities and Exchange Commission.

The following table provides information as of March 31, 2020 about the shares of Meridian Bancorp common stock that may be considered to be beneficially owned by each director, named executive officer and all directors and executive officers of the Company as a group. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power, or which he or she has the right to acquire beneficial ownership at any time within 60 days after March 31, 2020. Unless otherwise indicated, none of the shares listed are pledged as collateral for a loan, and each of the named individuals has sole voting power and sole investment power with respect to the number of shares shown. Percentages are based on 52,402,395 shares of Company common stock outstanding for voting purposes as of March 31, 2020.

Name	Number of Shares Owned		Percent of Common Stock Outstanding
Directors
Cynthia L. Carney	16,961	(1)	*
Marilyn A. Censullo	113,556	(2)	*
Russell L. Chin	8,686	(3)	*
Anna R. DiMaria	120,792	(4)	*
Domenic A. Gambardella	161,425	(5)	*
Richard J. Gavegnano	1,349,609	(6)	2.6%
Thomas J. Gunning	74,271	(7)	*
Edward J. Merritt	124,126	(8)	*
Joyce A. Murphy	4,500	(9)	*
Gregory F. Natalucci	89,232	(10)	*
Peter F. Scolaro	14,356	(11)	*

Executive Officers Who Are Not Also Directors
Mark L. Abbate	162,145	(12)	*
John Migliozzi	94,053	(13)	*
Frank P. Romano	259,272	(14)	*
John A. Carroll	90,108	(15)	*

All directors and executives as a group (15 persons)	2,683,092		5.1%

*	Less than 1%.
(1)

Includes 1,800 restricted shares, 4,407 shares held in an individual retirement account (“IRA”) and 3,489 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.

(2)	Includes 6,000 restricted shares, 2,448 shares held in an IRA and 37,172 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.
(3)	Includes 1,800 restricted shares and 3,000 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.
(4)	Includes 6,000 restricted shares, 10,000 shares held in an IRA and 35,948 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.
(5)	Includes 6,000 restricted shares, 3,554 shares pledged as collateral and 33,500 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.
(6)

Includes 75,000 restricted shares, 16,410 shares held in the ESOP, 7,837 shares held in the 401(k) plan, 25,000 shares held in an IRA, 50,000 shares pledged as collateral and 375,000 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.

(7)	Includes 6,000 restricted shares and 35,948 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.
(8)

Includes 6,000 restricted shares, 9,793 shares held in the ESOP, 17,942 shares held in the 401(k) plan, 22,356 shares held in an IRA and 35,511 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.

(9)	Includes 2,400 restricted shares and 1,500 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.
(10)	Includes 6,000 restricted shares, 855 shares held in an IRA, and 33,500 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.
(11)	Includes 2,400 restricted shares, 2,548 held in an IRA and 1,500 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.
(12)

Includes 6,000 restricted shares, 11,631 shares held in the ESOP, 33,018 shares held in the 401(k) plan and 33,063 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.

(13)

Includes 13,200 restricted shares, 8,952 shares held in the ESOP, 6,411 shares held in the 401(k) plan, 5,937 shares held in an IRA and 26,876 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.

(14)

Includes 6,000 restricted shares, 8,383 shares held in the ESOP, 5,306 shares held in the 401(k) plan, 139,713 shares held in an IRA, 5,357 shares held by Mr. Romano’s spouse and 59,995 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.

(15)

Includes 6,000 restricted shares, 7,486 shares held in the ESOP, 3,646 shares held in the 401(k) plan, 14,896 shares held in an IRA and 40,408 shares that may be acquired under options that are presently exercisable or will become exercisable within 60 days.

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

Transactions with Certain Related Persons

The aggregate amount of loans by East Boston Savings Bank to executive officers and directors, and their affiliates of East Boston Savings Bank and the Company, was $787,000 at December 31, 2019. The outstanding loans made to the Company’s and East Boston Savings Bank’s directors and executive officers, and their affiliates, were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to East Boston Savings Bank, and did not involve more than the normal risk of collectability or present other unfavorable features.

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

Director Independence

All of our directors except for Messrs. Gavegnano and Merritt are independent under the current listing standards of the Nasdaq Stock Market, Inc. Messrs. Gavegnano and Merritt are not independent because they are executive officers of Meridian Bancorp and East Boston Savings Bank.  In determining the independence of our other directors, the Board of Directors considered loans to directors and members of their affiliates, and legal fees and fees related to loan originations paid to, or received by, directly or indirectly, which transactions were not required to be disclosed individually under “—Transactions with Certain Related Persons.”

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees paid by the Company for the fiscal years ended December 31, 2019 and 2018 to Wolf & Company, P.C., the Company’s independent registered public accounting firm.

	2019	2018
Audit fees	$ 417,000	$ 402,000
Audit-related fees	$ 39,700	$ 38,600
Tax fees	$ 33,000	$ 32,500
All other fees	$ 38,000	$ —

Audit fees pertain to the audit of the Company’s annual consolidated financial statements, quarterly review fees, and the audit of internal controls over financial reporting, and include out-of-pocket costs. Audit-related fees pertain to the audits of the Company’s 401(k) Plan and employee stock ownership plan. Tax fees pertain to tax return preparation and other tax matters. All other fees pertain to services related to information technology.

Pre-Approval of Services by the Independent Registered Public Accounting Firm

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. Such approval can be given either by approving an engagement prior to the engagement or pursuant to a pre-approval policy with respect to particular services. Such approval process ensures that the independent registered public accounting firm does not provide any non-audit services to the Company that are prohibited by law or regulation.

During the years ended December 31, 2019 and 2018, 100% of audit and other services provided by Wolf & Company, P.C. were approved, in advance, by the Audit Committee.

Anti-Hedging Policy

The Company has adopted an Insider Trading Policy that prohibits hedging of Company common stock for all directors, officers of the Company with the title of senior vice president or higher, and all persons in the Company’s finance department (the “Restricted Group”).  While there is no prohibition against employees who are not in the Restricted Group to hedge Company common stock, these employees are prohibited from trading Company common stock while in the possession of material non-public information.  Under the policy, no person in the Restricted Group may at any time engage in (i) any short sale of Company common stock or other sale of any equity securities of the Company that they do not own, or (ii) any transactions in publicly-traded options of the Company, such as puts and calls based on Company common stock, including, but not limited to, any hedging, monetization or similar transactions designed to decrease the risks associated with holding Company common stock, such as zero-cost collars and forward sales contracts. Generally, a short sale means any transaction whereby one may benefit from a decline in the Company's stock price.

PART IV

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

MERIDIAN BANCORP, INC. (Registrant)

Date: April 16, 2020	By:	/s/ Richard J. Gavegnano
Richard J. Gavegnano Chairman, President and Chief Executive Officer (Duly Authorized Representative)