Form 10-Q
period 2020-03-31
Meridian Bancorp, Inc.
filed 2020-05-11
CIK 1600125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2020

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

As of May 1, 2020, there were 52,402,059 outstanding shares of the Registrant’s common stock.

MERIDIAN BANCORP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2020	2019
	(Dollars in thousands)
ASSETS
Cash and due from banks	$457,048	$406,382
Certificates of deposit	247	247
Securities available for sale, at fair value	13,820	15,076
Marketable equity securities, at fair value	13,130	15,243
Federal Home Loan Bank stock, at cost	33,278	28,947
Loans held for sale	3,403	2,455
Loans, net of deferred fees and costs	5,690,801	5,747,862
Less: allowance for loan losses	(50,946)	(50,322)
Loans, net	5,639,855	5,697,540
Bank-owned life insurance	41,061	41,155
Premises and equipment, net	67,527	65,841
Accrued interest receivable	13,868	14,481
Deferred tax asset, net	16,782	16,726
Goodwill	20,378	20,378
Core deposit intangible	2,005	2,123
Other assets	26,152	17,100
Total assets	$6,348,554	$6,343,694
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non interest-bearing	$572,847	$524,154
Interest-bearing	4,249,102	4,397,379
Total deposits	4,821,949	4,921,533
Short-term borrowings	25,000	—
Long-term debt	720,873	636,245
Accrued expenses and other liabilities	61,111	59,329
Total liabilities	5,628,933	5,617,107
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 52,402,395 and 53,377,506 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	524	534
Additional paid-in capital	360,901	377,213
Retained earnings	374,712	365,742
Accumulated other comprehensive income (loss)	19	(147)
Unearned compensation - ESOP, 2,283,068 and 2,313,509 shares at March 31, 2020 and December 31, 2019, respectively	(16,535)	(16,755)
Total stockholders' equity	719,621	726,587
Total liabilities and stockholders' equity	$6,348,554	$6,343,694

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$64,037	$61,641
Interest on debt securities:
Taxable	87	110
Tax-exempt	13	13
Dividends on equity securities	94	105
Interest on certificates of deposit	1	27
Other interest and dividend income	1,786	2,577
Total interest and dividend income	66,018	64,473
Interest expense:
Interest on deposits	16,769	19,151
Interest on short-term borrowings	8	295
Interest on borrowings	4,143	2,430
Total interest expense	20,920	21,876
Net interest income	45,098	42,597
Provision for loan losses	725	843
Net interest income, after provision for loan losses	44,373	41,754
Non-interest (loss) income:
Customer service fees	2,097	2,097
Loan fees	674	77
Mortgage banking gains, net	411	40
(Loss) gain on marketable equity securities, net	(4,344)	1,326
Income from bank-owned life insurance	297	281
Other income	34	7
Total non-interest (loss) income	(831)	3,828
Non-interest expenses:
Salaries and employee benefits	15,914	15,632
Occupancy and equipment	3,924	3,596
Data processing	2,137	1,970
Marketing and advertising	1,230	1,162
Professional services	997	860
Deposit insurance	669	1,012
Other general and administrative	1,449	1,564
Total non-interest expenses	26,320	25,796
Income before income taxes	17,222	19,786
Provision for income taxes	4,245	4,715
Net income	$12,977	$15,071
Earnings per share:
Basic	$0.26	$0.29
Diluted	$0.25	$0.29
Weighted average shares outstanding:
Basic	50,634,983	51,120,599
Diluted	50,920,259	51,467,917

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net income	$12,977	$15,071
Other comprehensive income:
Securities available for sale:
Net unrealized gain on securities available for sale	230	256
Tax effect	(64)	(72)
Total other comprehensive income	166	184
Comprehensive income	$13,143	$15,255

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation - ESOP	Total
	(Dollars in thousands)
Three Months Ended March 31, 2020
Balance at December 31, 2019	53,377,506	$534	$377,213	$365,742	$(147)	$(16,755)	$726,587
Comprehensive income	—	—	—	12,977	166	—	13,143
Dividends declared ($0.08 per share)	—	—	—	(4,007)	—	—	(4,007)
Repurchased stock related to buyback program	(1,000,000)	(10)	(17,670)	—	—	—	(17,680)
ESOP shares committed to be allocated (30,441 shares)	—	—	287	—	—	220	507
Share-based compensation expense - restricted stock, net of awards forfeited	(5,245)	—	640	—	—	—	640
Share-based compensation expense - stock options, net of awards forfeited	—	—	380	—	—	—	380
Stock options exercised	30,134	—	51	—	—	—	51
Balance at March 31, 2020	52,402,395	$524	$360,901	$374,712	$19	$(16,535)	$719,621

Three Months Ended March 31, 2019
Balance at December 31, 2018	53,541,429	$535	$378,583	$313,521	$(348)	$(17,637)	$674,654
Comprehensive income (loss)	—	—	—	15,071	184	—	15,255
Dividends declared ($0.07 per share)	—	—	—	(3,569)	—	—	(3,569)
Repurchased stock related to buyback program	(104,177)	(1)	(1,646)	—	—	—	(1,647)
ESOP shares committed to be allocated (30,441 shares)	—	—	258	—	—	221	479
Share-based compensation expense - restricted stock, net of awards forfeited	(455)	—	681	—	—	—	681
Share-based compensation expense - stock options, net of awards forfeited	—	—	407	—	—	—	407
Shares surrendered related to tax witholdings on stock options exercised	(4,458)	—	(71)	—	—	—	(71)
Stock options exercised	110,307	1	198	—	—	—	199
Balance at March 31, 2019	53,542,646	$535	$378,410	$325,023	$(164)	$(17,416)	$686,388

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$12,977	$15,071
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of acquisition fair value adjustments	16	29
Amortization of core deposit intangible	118	136
ESOP shares expense	507	479
Provision for loan losses	725	843
Accretion of net deferred loan origination fees	(959)	(454)
Net amortization of securities available for sale	13	—
Depreciation and amortization expense	841	765
Loss (gain) on marketable equity securities, net	4,344	(1,326)
Deferred income tax benefit	(120)	(86)
Income from bank-owned life insurance	(297)	(281)
Share-based compensation expense	1,020	1,088
Net changes in:
Loans held for sale	(948)	(580)
Accrued interest receivable	613	(712)
Other assets	(9,052)	1,037
Accrued expenses and other liabilities	1,168	(1,885)
Net cash provided by operating activities	10,966	14,124
Cash flows from investing activities:
Activity in securities, at fair value:
Proceeds from maturities, calls and principal payments	1,473	512
Proceeds from sales	541	—
Purchases	(2,772)	—
Loan principal payments (originations), net	57,898	(115,019)
Proceeds from bank-owned life insurance distribution	391	—
Purchases of premises and equipment	(1,650)	(3,018)
Purchase of Federal Home Loan Bank stock	(4,331)	—
Redemption of Federal Home Loan Bank stock	—	2,810
Net cash provided (used) in investing activities	51,550	(114,715)
Cash flows from financing activities:
Net change in deposits	(99,579)	138,831
Net change in borrowings with maturities less than three months	—	(50,000)
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	135,000	—
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(25,372)	(10,895)
Cash dividends paid on common stock	(4,270)	(3,562)
Stock options exercised, net of cash paid in connection with income taxes	51	128
Repurchase of common stock	(17,680)	(1,647)
Net cash (used) provided by financing activities	(11,850)	72,855
Net change in cash and cash equivalents	50,666	(27,736)
Cash and cash equivalents at beginning of period	406,382	371,995
Cash and cash equivalents at end of period	$457,048	$344,259
Supplemental cash flow information:
Interest paid on deposits	$18,246	$18,822
Interest paid on borrowings	4,115	2,652
Income taxes paid, net of refunds	3,075	2,560

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (“SEC”) on March 2, 2020, and is available through the SEC’s website at www.sec.gov.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Adopted During the Period

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2017-04, Intangibles — Goodwill and Other (Topic 350). The update intends to simplify the subsequent measurement of goodwill by requiring an entity to compare the fair value of a reporting unit to its carrying value, including goodwill. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the impairment charge should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 became effective for the Company on January 1, 2020 is not expected to have a material impact on the Company’s financial statements. Goodwill testing will be completed during the fourth quarter or at such time as determined through a detailed assessment by management.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). The update modifies the disclosure requirements primarily related to level 3 fair value measurements of the fair value hierarchy. ASU 2018-13 became effective for the Company on January 1, 2020 and did not have a material impact on the Company’s financial statement disclosures.

To be Adopted in Future Periods

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including loans, held-to-maturity debt securities and commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology, referred to as Current Expected Credit Loss, or CECL, that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to formulate credit loss estimates. Credit losses on available-for-sale debt securities will be measured in a manner similar to current GAAP, but will be recognized through an allowance rather than as a direct write-down. This update was to be effective for the Company on January 1, 2020. Based upon the parallel run for the fourth quarter of 2019, the Company had expected the adoption of the ASU to result in an approximate 15% decrease to its allowance for loan losses.

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, a stimulus package signed into law on March 27, 2020 to address economic disruption caused by the COVID-19 pandemic, provides financial institutions with the option to defer adoption of ASU No. 2016-03 until the end of the pandemic or the end of 2020.  The Company has chosen to defer adoption of ASU No. 2016-13 based on management’s belief that the incurred loss impairment methodology provides a more practical measurement of credit losses in the current economic environment.  Upon the Company’s future adoption of CECL, the change from the incurred loss methodology to the CECL methodology will be recognized through an adjustment to retained earnings.

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

Basic and diluted earnings per share have been computed based on the following:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands, except share information)
Net income available to common stockholders	$12,977	$15,071
Basic weighted average shares outstanding	50,634,983	51,120,599
Effect of dilutive stock options	285,276	347,318
Diluted weighted average shares outstanding	50,920,259	51,467,917
Earnings per share:
Basic	$0.26	$0.29
Diluted	$0.25	$0.29

For the three months ended March 31, 2020 and 2019, options for the exercise of 93,545 shares and 140,527 shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. An anti-dilutive option exists when the average stock price for the period is less than the exercise price of the option.

4. SECURITIES

Securities Available for Sale

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
March 31, 2020
Debt securities:
Government-sponsored enterprises	$608	$20	$—	$628
Municipal bonds	2,082	48	—	2,130
Residential mortgage-backed securities:
Government-sponsored enterprises	10,001	368	(8)	10,361
Private label	579	122	—	701
Total securities available for sale	$13,270	$558	$(8)	$13,820
December 31, 2019
Debt securities:
Government-sponsored enterprises	$1,528	$28	$—	$1,556
Municipal bonds	2,085	66	—	2,151
Residential mortgage-backed securities:
Government-sponsored enterprises	10,559	168	(34)	10,693
Private label	584	92	—	676
Total debt securities	$14,756	$354	$(34)	$15,076

At March 31, 2020 debt securities with a fair value of $2.1 million and $284,000 were pledged as collateral for Federal Home Loan Bank of Boston (“FHLB”) borrowings and for the Federal Reserve Bank discount window borrowings, respectively.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2020 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	After One Year
	Through Five Years		After Five Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Government-sponsored enterprises	$—	$—	$608	$628	$608	$628
Municipal bonds	759	778	1,323	1,352	2,082	2,130
Residential mortgage-backed securities:
Government-sponsored enterprises	527	534	9,474	9,827	10,001	10,361
Private label	—	—	579	701	579	701
Total	$1,286	$1,312	$11,984	$12,508	$13,270	$13,820

Information pertaining to securities available for sale as of March 31, 2020 and December 31, 2019, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
March 31, 2020
Debt securities:
Residential mortgage-backed securities:
Government-sponsored enterprises	$6	$601	$2	$149
Total temporarily impaired securities	$6	$601	$2	$149

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
December 31, 2019
Debt securities:
Residential mortgage-backed securities:
Government-sponsored enterprises	$—	$—	$34	$3,370
Total temporarily impaired securities	$—	$—	$34	$3,370

The Company determined no debt securities were other-than-temporarily impaired for the three months ended March 31, 2020 and 2019. Management evaluates debt securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.

Marketable Equity Securities

Marketable equity securities consist of common stocks and money market mutual funds. The Company held equity securities with an aggregate fair value of $13.1 million and $15.2 million at March 31, 2020 and December 31, 2019, respectively.

The following is a summary of unrealized and realized gains and losses recognized in net income on marketable equity securities during the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(In thousands)
Net realized loss on marketable equity securities sold during the period	$(337)	$—
Net unrealized (loss) gain recognized during the reporting period on marketable equity securities still held at the reporting date	(4,007)	1,326
Net (loss) gains recognized during the period on marketable equity securities	$(4,344)	$1,326

5. LOANS

A summary of loans follows:

	March 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$657,245	11.5%	$659,366	11.5%
Home equity lines of credit	78,016	1.4	69,491	1.2
Multi-family	972,122	17.1	1,003,418	17.4
Commercial real estate	2,622,379	46.0	2,696,671	46.9
Construction	716,477	12.6	707,370	12.3
Total real estate loans	5,046,239	88.6	5,136,316	89.3
Commercial and industrial	638,695	11.2	604,889	10.5
Consumer	11,888	0.2	12,196	0.2
Total loans	5,696,822	100.0%	5,753,401	100.0%
Allowance for loan losses	(50,946)		(50,322)
Net deferred loan origination fees	(6,021)		(5,539)
Loans, net	$5,639,855		$5,697,540

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At March 31, 2020 and December 31, 2019, the Company was servicing loans for participants aggregating $149.8 million and $173.7 million, respectively.

At March 31, 2020, multi-family and commercial real estate loans with carrying values totaling $317.3 million and $1.203 billion, respectively, were pledged as collateral for FHLB borrowings.

An analysis of the allowance for loan losses and related information follows:

	Three Months Ended March 31, 2020
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at December 31, 2019	$691	$7,825	$69	$26,943	$8,913	$5,765	$116	$50,322
Provision (reversal) for loan losses	103	(145)	24	(215)	544	398	16	725
Charge-offs	—	—	—	—	—	(50)	(64)	(114)
Recoveries	—	—	1	—	—	1	11	13
Balance at March 31, 2020	$794	$7,680	$94	$26,728	$9,457	$6,114	$79	$50,946

	Three Months Ended March 31, 2019
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at December 31, 2018	$1,033	$8,240	$70	$27,785	$9,755	$6,236	$112	$53,231
Provision (reversal) for loan losses	(136)	142	(10)	409	265	127	46	843
Charge-offs	—	—	—	—	—	(10)	(77)	(87)
Recoveries	—	—	1	—	—	—	9	10
Balance at March 31, 2019	$897	$8,382	$61	$28,194	$10,020	$6,353	$90	$53,997

	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
March 31, 2020
Amount of allowance for loan losses for loans deemed to be impaired	$7	$—	$—	$—	$—	$—	$—	$7
Amount of allowance for loan losses for loans not deemed to be impaired	787	7,680	94	26,728	9,457	6,114	79	50,939
	$794	$7,680	$94	$26,728	$9,457	$6,114	$79	$50,946
Loans deemed to be impaired	$1,353	$—	$—	$1,954	$—	$2,693	$—	$6,000
Loans not deemed to be impaired	655,892	972,122	78,016	2,620,425	716,477	636,002	11,888	5,690,822
	$657,245	$972,122	$78,016	$2,622,379	$716,477	$638,695	$11,888	$5,696,822

December 31, 2019
Amount of allowance for loan losses for loans deemed to be impaired	$36	$—	$—	$—	$—	$40	$—	$76
Amount of allowance for loan losses for loans not deemed to be impaired	655	7,825	69	26,943	8,913	5,725	116	50,246
	$691	$7,825	$69	$26,943	$8,913	$5,765	$116	$50,322
Loans deemed to be impaired	$1,268	$252	$—	$2,399	$—	$2,386	$—	$6,305
Loans not deemed to be impaired	658,098	1,003,166	69,491	2,694,272	707,370	602,503	12,196	5,747,096
	$659,366	$1,003,418	$69,491	$2,696,671	$707,370	$604,889	$12,196	$5,753,401

The following table provides information about the Company’s past due and non-accrual loans:

	30-59	60-89	90 Days
	Days	Days	or Greater	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(In thousands)
March 31, 2020
Real estate loans:
Residential real estate:
One- to four-family	$1,053	$687	$802	$2,542	$2,846
Home equity lines of credit	171	—	20	191	20
Commercial real estate	—	63	—	63	—
Total real estate loans	1,224	750	822	2,796	2,866
Commercial and industrial	618	49	323	990	323
Consumer	703	709	—	1,412	—
Total	$2,545	$1,508	$1,145	$5,198	$3,189

December 31, 2019
Real estate loans:
Residential real estate:
One- to four-family	$610	$164	$604	$1,378	$3,082
Home equity lines of credit	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total real estate loans	610	164	604	1,378	3,082
Commercial and industrial	8	—	323	331	323
Consumer	717	765	—	1,482	—
Total	$1,335	$929	$927	$3,191	$3,405

At March 31, 2020 and December 31, 2019, the Company did not have any accruing loans past due 90 days or more.

The following tables provide information with respect to the Company’s impaired loans:

	March 31, 2020			December 31, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
Impaired loans without a valuation allowance:
One- to four-family	$794	$1,131		$570	$908
Multi-family	—	—		252	252
Commercial real estate	1,954	1,954		2,399	2,399
Commercial and industrial	2,693	3,023		323	653
Total	5,441	6,108		3,544	4,212
Impaired loans with a valuation allowance:
One- to four-family	559	559	$7	698	698	$36
Commercial and industrial	—	—	—	2,063	2,063	40
Total	559	559	7	2,761	$2,761	76
Total impaired loans	$6,000	$6,667	$7	$6,305	$6,973	$76

	Three Months Ended March 31,
	2020			2019
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(In thousands)
One- to four-family	$1,512	$14	$8	$1,155	$8	$3
Multi-family	—	—	—	1,519	18	—
Commercial real estate	1,963	21	—	1,084	8	4
Commercial and industrial	2,539	26	—	1,481	17	—
Total impaired loans	$6,014	$61	$8	$5,239	$51	$7

The following table summarizes the Company’s troubled debt restructurings (“TDRs”) at the dates indicated:

	March 31,	December 31,
	2020	2019
	(In thousands)
TDRs on accrual status:
One- to four-family	$1,843	$2,084
Multi-family	—	252
Total TDRs on accrual status	1,843	2,336
TDRs on non-accrual status:
One- to four-family	793	706
Total TDRs on non-accrual status	793	706
Total TDRs	$2,636	$3,042

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

The following table provides the Company’s risk-rated loans by class:

	March 31, 2020				December 31, 2019
	Multi-family			Commercial	Multi-family			Commercial
	residential	Commercial		and	residential	Commercial		and
	real estate	real estate	Construction	industrial	real estate	real estate	Construction	industrial
	(In thousands)
Loans rated 1 - 6	$972,122	$2,605,199	$716,477	$592,605	$1,000,783	$2,679,330	$707,370	$573,835
Loans rated 7	—	16,899	—	16,433	—	16,626	—	2,009
Loans rated 8	—	281	—	29,657	2,635	715	—	29,045
Loans rated 9	—	—	—	—	—	—	—	—
Loans rated 10	—	—	—	—	—	—	—	—
Total	$972,122	$2,622,379	$716,477	$638,695	$1,003,418	$2,696,671	$707,370	$604,889

For one- to four-family residential real estate loans, home equity lines of credit and consumer loans, management uses delinquency reports as the key credit quality indicator.

6. DEPOSITS

A summary of deposit balances, by type, follows:

	March 31,	December 31,
	2020	2019
	(In thousands)
Noninterest-bearing demand deposits	$572,847	$524,154
Interest-bearing demand deposits	1,292,384	1,269,211
Money market deposits	699,026	675,702
Regular savings and other deposits	867,536	882,550
Total non-certificate accounts	3,431,793	3,351,617
Term certificates less than $250,000	1,058,287	1,206,598
Term certificates $250,000 and greater	331,869	363,318
Total certificate accounts	1,390,156	1,569,916
Total deposits	$4,821,949	$4,921,533

A summary of term certificates, by maturity, follows:

	March 31, 2020		December 31, 2019
		Weighted		Weighted
Maturing	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Within 1 year	$1,138,427	2.03%	$1,316,791	2.16%
Over 1 year to 2 years	183,401	1.62	166,862	1.75
Over 2 years to 3 years	46,466	2.24	60,462	2.29
Over 3 years to 4 years	12,655	1.50	16,658	2.01
Over 4 years to 5 years	9,207	1.68	9,143	1.72
	$1,390,156	1.98%	$1,569,916	2.12%

The Company had certificate of deposit accounts obtained through a listing service, included in term certificates in the table above, totaling $63.5 million with a weighted average rate of 1.67% and $36.5 million with a weighted average rate of 2.35% at March 31, 2020 and December 31, 2019, respectively. The Company had brokered certificates of deposit, which are included in term certificates in the table above, totaling $288.0 million with a weighted average rate of 2.05% and $404.5 million with a weighted average rate of 2.19% at March 31, 2020 and December 31, 2019, respectively. In addition, the Company had $175.6 million and $150.6 million in brokered interest-bearing demand deposits at March 31, 2020 and December 31, 2019, respectively.

7. BORROWINGS

At March 31, 2020, short-term borrowings consist of an FHLB advance totaling $25.0 million with a rate of 0.81% and an original maturity of less than one year. At December 31, 2019, the Company had no short-term borrowings. The Company has an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily and $284,000 of borrowing capacity at the Federal Reserve Bank discount window. No amounts were drawn on the line of credit and no borrowings were outstanding with the Federal Reserve Bank discount window as of March 31, 2020 or December 31, 2019.

Long-term debt consists of FHLB advances as follows:

	March 31, 2020		December 31, 2019
		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Fixed rate advances maturing:
2020	$110,248	2.41%	$135,620	2.30%
2021	50,000	1.18	25,000	1.70
2022	150,625	2.00	150,625	2.00
2023	295,000	3.10	295,000	3.10
2024	20,000	2.61	20,000	2.61
2025	85,000	1.00	—	—
Thereafter	10,000	1.21	10,000	1.21
	$720,873	2.35%	$636,245	2.57%

At March 31, 2020, advances totaling $445.0 million, with a weighted average rate of 2.53%, are callable by the FHLB prior to maturity.

All borrowings from the FHLB are secured by investment securities and qualified collateral, consisting of a blanket lien on one- to four-family loans and certain multi-family and commercial real estate loans held in the Company’s portfolio. At March 31, 2020, the Company pledged multi-family and commercial real estate loans with carrying values totaling $317.3 million and $1.203 billion, respectively.

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

A summary of outstanding loan commitments whose contract amounts represent credit risk is as follows:

	March 31,	December 31,
	2020	2019
	(In thousands)
Unadvanced portion of existing loans:
Construction	$529,102	$402,393
Home equity lines of credit	81,870	82,362
Other lines and letters of credit	343,950	363,955
Commitments to originate:
One- to four-family	43,604	26,246
Commercial real estate	42,635	63,344
Construction	140,335	333,870
Commercial and industrial	9,517	16,655
Other loans	409	100
Total loan commitments outstanding	$1,191,422	$1,288,925

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

Interest Rate Swaps

The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with commercial business customers to synthetically convert their loans from a variable rate to a fixed rate. The Company pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. Concurrently, the Company enters into an offsetting interest rate swap with a third party financial institution. In the offsetting swap, the Company pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer, and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating and probability of default. At March 31, 2020, the Company had $13.3 million in cash pledged for collateral on its interest rate swaps with the third-party financial institution. At December 31, 2019, the Company had $5.4 million in cash pledged for collateral on its interest rate swaps with the third-party financial institution.

Summary information regarding these derivatives is presented below:

				March 31, 2020		December 31, 2019
	Maturity	Interest Rate Paid	Interest Rate Received	Notional Amount	Fair Value Asset (Liability)	Notional Amount	Fair Value Asset (Liability)
				(Dollars in thousands)
Customer interest rate swap	06/07/32	1 Mo. Libor + 200bp	Fixed (4.40%)	$62,017	$10,588	$62,425	$3,625
Third-party interest rate swap	06/07/32	Fixed (4.40%)	1 Mo. Libor + 200bp	62,017	(10,588)	62,425	(3,625)

Customer interest rate swap	10/17/33	1 Mo. Libor + 175bp	Fixed (4.1052%)	$10,084	$1,607	$10,166	$918
Third-party interest rate swap	10/17/33	Fixed (4.1052%)	1 Mo. Libor + 175bp	10,084	(1,607)	10,166	(918)

Customer interest rate swap	12/13/26	1 Mo. Libor + 205bp	Fixed (3.82%)	$2,519	$168	$2,561	$18
Third-party interest rate swap	12/13/26	Fixed (3.82%)	1 Mo. Libor + 205bp	2,519	(168)	2,561	(18)

Other Commitments

As of March 31, 2020, the Company has an outstanding commitment of $7.6 million with its core data processing provider through December 2021.

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

If the judgment is upheld in full, the Company has estimated that the award, which includes attorney's fees, costs and interest, could be as high as $3 million. However, the Company believes there are strong grounds for appeal based on significant appellate case law and the intentions to vigorously defend its interests in this matter, including arguing for complete reversal on appeal, a Notice of Appeal was filed on March 9, 2020. Although the Company believes there is a strong basis to vacate the award, there remains a reasonable possibility that the judgment will be affirmed in whole or in part, with the possible range of loss from $0 to $3 million. The Company does not believe that the loss is probable at this time, as that term is used in assessing loss contingencies. Accordingly, in accordance with the authoritative guidance in the evaluation of contingencies, the Company has not recorded an accrual related to this matter.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized as follows.

				Total Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
March 31, 2020
Assets:
Debt securities	$—	$13,820	$—	$13,820
Marketable equity securities	13,130	—	—	13,130
Loan level interest rate swaps	—	—	12,363	12,363
Total assets	$13,130	$13,820	$12,363	$39,313

Liabilities:
Loan level interest rate swaps	$—	$—	$12,363	$12,363
Total liabilities	$—	$—	$12,363	$12,363
				Total Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
December 31, 2019
Assets:
Debt securities	$—	$15,076	$—	$15,076
Marketable equity securities	15,243	—	—	15,243
Loan level interest rate swaps	—	—	4,561	4,561
Total assets	$15,243	$15,076	$4,561	$34,880
Liabilities:
Loan level interest rate swaps	$—	$—	$4,561	$4,561
Total liabilities	$—	$—	$4,561	$4,561

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or market accounting or write-downs of individual assets.

Certain impaired loans were adjusted to fair value, less cost to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for loan losses. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. Impaired loans measured at fair value at March 31, 2020 and December 31, 2019 were $5.0 million and $4.6 million, respectively. The related gains and losses were immaterial for the three months ended March 31, 2020 and 2019.

Summary of Fair Values of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2020
Financial assets:
Cash and due from banks	$457,048	$457,048	$—	$—	$457,048
Certificates of deposit	247	—	247	—	247
Securities available for sale, at fair value	13,820	—	13,820	—	13,820
Marketable equity securities, at fair value	13,130	13,130	—	—	13,130
Federal Home Loan Bank stock	33,278	—	—	33,278	33,278
Loans and loans held for sale, net	5,643,258	—	—	5,663,014	5,663,014
Accrued interest receivable	13,868	—	—	13,868	13,868
Loan level interest rate swaps	12,363	—	—	12,363	12,363
Financial liabilities:
Deposits	4,821,949	—	—	4,838,433	4,838,433
Borrowings	745,873	—	772,646	—	772,646
Accrued interest payable	4,526	—	—	4,526	4,526
Loan level interest rate swaps	12,363	—	—	12,363	12,363

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2019
Financial assets:
Cash and due from banks	$406,382	$406,382	$—	$—	$406,382
Certificates of deposit	247	—	247	—	247
Securities available for sale, at fair value	15,076	—	15,076	—	15,076
Marketable equity securities, at fair value	15,243	15,243	—	—	15,243
Federal Home Loan Bank stock	28,947	—	—	28,947	28,947
Loans and loans held for sale, net	5,669,995	—	—	5,489,521	5,489,521
Accrued interest receivable	14,481	—	—	14,481	14,481
Loan level interest rate swaps	4,561	—	—	4,561	4,561
Financial liabilities:
Deposits	4,921,533	—	—	4,714,313	4,714,313
Borrowings	636,245	—	582,861	—	582,861
Accrued interest payable	5,962	—	—	5,962	5,962
Loan level interest rate swaps	4,561	—	—	4,561	4,561

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with our business and financial information and the Consolidated Financial Statements and related notes that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC.

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

•	competition among depository and other financial institutions;
•	changes in consumer spending, borrowing and savings habits;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;
•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the SEC;
•	changes in the level and trends of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;
•	the effects of the COVID-19 pandemic on the business, customers, employees and third-party service providers;
•	diversion of management time on pandemic related issues;
•	changes to statutes, regulations, or regulatory policies or practices resulting from the COVID-19 pandemic;
•	our ability to access cost-effective funding;
•	fluctuations in real estate values and both residential and commercial real estate market conditions;
•	demand for loans and deposits in our market area;
•	our ability to implement and changes in our business strategies;
•	adverse changes in the securities or secondary mortgage markets;
•	our ability to manage market risk, credit risk and operational risk in the current economic conditions;
•	failure or breaches of our IT security systems;
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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 2, 2020, under “Risk Factors,” which is available through the SEC’s website at www.sec.gov, as updated by subsequent filings with the SEC. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

A summary of significant accounting policies is described in Note 1 to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2019. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes the allowance for loan losses is the most critical accounting policy.

Impact of COVID-19

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment.  Since the COVID-19 outbreak, millions of individuals have filed claims for unemployment, and stock markets have declined in value and in particular bank stocks have significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees).  The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.  Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. The current impact of COVID-19 and the CARES Act is detailed throughout Management’s Discussion and Analysis, however, the extent to which the effects of the CARES Act and any further legislation of its kind will impact the Company’s financial results and operations during 2020 and beyond remains uncertain.

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

Assets. Total assets increased $4.9 million, or 0.1%, to $6.349 billion at March 31, 2020 from $6.344 billion at December 31, 2019. Net loans decreased $57.7 million, or 1.0%, to $5.640 billion at March 31, 2020 from $5.698 billion at December 31, 2019. Cash and due from banks increased $50.7 million, or 12.5%, to $457.0 million at March 31, 2020 from $406.4 million at December 31, 2019. Securities at fair value decreased $3.4 million, or 11.1%, to $26.9 million at March 31, 2020 from $30.3 million at December 31, 2019.

Loan Portfolio Analysis. At March 31, 2020, net loans were $5.640 billion, or 88.8% of total assets. During the three months ended March 31, 2020, net loans decreased $57.7 million, or 1.0% from December 31, 2019. Loan originations totaled $439.6 million during the three months ended March 31, 2020. The decrease in net loans resulted primarily from decreases of $74.3 million in commercial real estate loans, $31.3 million in multi-family loans and $2.1 million in one- to four-family loans, partially offset by increases of $33.8 million in commercial and industrial loans, $9.1 million in construction loans and $8.5 million in home equity lines of credit. The net decrease in loans for the quarter ended March 31, 2020 reflects commercial loan payoffs totaling $343.4 million, comprised of $164.3 million in commercial real estate, $84.9 million in construction, $81.7 million in multi-family, and $12.5 million in the commercial and industrial loan categories. Refer to Note 5, Loans, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding the loans held in the Company’s loan portfolio.

The CARES Act includes the establishment of the Payroll Protection Program (“PPP”), a program designed to aid small- and medium-sized business through federally guaranteed loans distributed through financial institutions.  The program originally included $349 billion of funding and was later increased by an additional $310 billion, for a total of $659 billion of funding dedicated to this program.  These loans are intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills.  This program is being administered by the Small Business Administration (“SBA”) and backed by the Federal Reserve Bank. The Company has obtained approvals for approximately 212 customers totaling approximately $104.2 million in approved loans with associated fees of $2.6 million through April 30, 2020.

The Company holds a moderate level of loans in the industries most heavily impacted by COVID-19, namely $586.3 million in the retail industry, $347.3 million in the hospitality industry and $12.2 million in the restaurant industry. The Company’s total outstanding loan balances to businesses in these industries was $945.8 million at March 31, 2020, or 19.1% of the Company’s commercial loan portfolio.  These customers have been active in the PPP and the Company is also working on further accommodations, including principal and interest deferrals, to assist these customers in mitigating the financial and operational impact of COVID-19 on their businesses.

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

Delinquencies. Total past due loans increased $2.0 million, or 62.9%, to $5.2 million at March 31, 2020 from $3.2 million at December 31, 2019, reflecting net increases of $1.2 million in loans 30 to 59 days past due, $579,000 in loans 60 to 89 days past due and $218,000 in loans 90 days or greater past due. At March 31, 2020, non-accrual loans exceeded loans 90 days or greater past due primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected and certain loans remain on non-accrual status until they attain a sustained contractual payment history of six consecutive months.

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including TDRs on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At March 31, 2020, we did not have any accruing loans past due 90 days or greater. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the fair value, less estimated costs to sell, at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $535,000 at March 31, 2020.

The following table provides information with respect to our non-performing assets at the dates indicated.

	March 31,	December 31,
	2020	2019
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One- to four-family	$2,846	$3,082
Home equity lines of credit	20	—
Total real estate loans	2,866	3,082
Commercial and industrial	323	323
Total non-accrual loans (1)	3,189	3,405
Total non-performing assets	$3,189	$3,405
Non-accrual loans to total loans	0.06%	0.06%
Non-accrual loans to total assets	0.05%	0.05%
Non-performing assets to total assets	0.05%	0.05%

(1)	TDRs on accrual status not included above totaled $1.8 million and $2.3 million at March 31, 2020 and December 31, 2019, respectively.

Non-accrual loans decreased $216,000, or 6.3%, to $3.2 million, or 0.06% of total loans outstanding at March 31, 2020, from $3.4 million, or 0.06% of total loans outstanding at December 31, 2019, due to a decrease of $236,000 in one- to four-family loans, partially offset by a $20,000 increase in home equity lines of credit.

Achieving and maintaining a moderate risk profile by aggressively managing troubled assets has been and will continue to be a primary focus for us. At March 31, 2020, our allowance for loan losses was $50.9 million, or 0.89% of total loans and 1,597.55% of non-accrual loans, compared to $50.3 million, or 0.87% of total loans and 1,477.89% of non-accrual loans at December 31, 2019. The increase in the allowance for loan losses was primarily due to a $2.8 million increase for inherent losses in the Bank’s loan portfolio based on management’s assessment of qualitative economic factors related to the effects of COVID-19, which offset changes in other key factors that would have resulted in a decrease in the allowance for loan losses. Included in our allowance at March 31, 2020 was a general component of $50.9 million, which is based upon our evaluation of various factors relating to loans not deemed to be impaired. We continue to believe our level of non-performing loans and assets, which declined significantly during the past three years, is manageable and we believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

At March 31, 2020 and December 31, 2019, the Company did not hold any foreclosed real estate. We continue to be actively engaged with our borrowers in resolving remaining problem assets.

Troubled Debt Restructurings and Other Loan Modifications. In the course of resolving loans to borrowers with financial difficulties, we may choose to restructure the contractual terms of certain loans, with terms modified to fit the ability of the borrower to repay in line with its current financial status. A loan is considered a TDR if, for reasons related to the debtor’s financial difficulties, a concession is granted to the debtor that would not otherwise be considered.

Total TDRs decreased $406,000, or 13.3%, to $2.6 million at March 31, 2020 from $3.0 million at December 31, 2019, reflecting principal paydowns. Modifications of TDRs consist of rate reductions, loan term extensions or provisions for interest-only payments for specified periods up to 12 months. We have generally been successful with the concessions we have offered to borrowers to date. We generally return TDRs to accrual status when they have sustained payments for six consecutive months based on the restructured terms and future payments are reasonably assured.

In response to COVID-19, the Company has provided temporary relief in the form of short-term loan modifications to our customer’s most effected by the pandemic.  These modifications are primarily for customers in the retail, hospitality and restaurant industries.  These modifications include 90- to 180-day interest-only or full principal and interest deferment periods.  The deferred payments and associated accrued interest are due and payable based upon the specific terms of the modification.  As of April 30, 2020, the Company had executed loan modifications for 78 borrowers, representing outstanding loan balances of $116.7 million and deferred interest payments totaling $1.7 million. In addition, the Company had approved $343.2 million in loan modifications that have not been executed as of April 30, 2020.

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

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. These other potential problem loans are generally loans classified as “substandard” or 8-rated loans in accordance with our ten-grade internal loan rating system that is consistent with guidelines established by banking regulators. At March 31, 2020 other potential problem loans totaled $25.3 million and consist of commercial and industrial loans. The $25.3 million in commercial and industrial loan relationships classified as substandard are comprised of two loans to non-profit educational organizations in eastern Massachusetts with loan balances of $21.1 million and $4.2 million that were identified during our loan review process as having possible financial issues that, if not corrected, could result in some loss to the Company. It was determined that this loan relationship is performing in accordance with the terms of the loans with the current expectation that we will be repaid in full in accordance with those terms, but with continual credit monitoring of the relationship.

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

Changes in the allowance for loan losses during the periods indicated were as follows:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Beginning balance	$50,322	$53,231
Provision for loan losses	725	843
Charge-offs:
Commercial and industrial	50	10
Consumer	64	77
Total charge-offs	114	87
Recoveries:
Home equity lines of credit	1	1
Commercial and industrial	1	—
Consumer	11	9
Total recoveries	13	10
Net charge-offs	101	77
Ending balance	$50,946	$53,997
Allowance to non-accrual loans	1,597.55%	715.76%
Allowance to total loans outstanding	0.89%	0.94%
Net charge-offs to average loans outstanding	0.01%	0.00%

Our loan loss provision was $725,000 for the three months ended March 31, 2020 compared to $843,000 for the three months ended March 31, 2019. The provision for the three month ended March 31, 2020 reflects a $2.8 million increase for inherent losses in the Bank’s loan portfolio based on management’s assessment of qualitative economic factors related to the effects of COVID-19, which offset changes in other key factors that would have resulted in a provision reversal. The increase in the allowance for loan losses at March 31, 2020 compared to December 31, 2019 was primarily due to increased allocations in the construction, commercial and industrial and one- to four-family loan categories, partially offset by an decreased allocations in the commercial real estate and multi-family categories. Generally, multi-family, commercial real estate, construction and commercial and industrial loan categories have higher inherent credit risks than one- to four- family loans and home equity lines of credit. We continue to assess the adequacy of our allowance for loan losses in accordance with established policies.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	March 31, 2020			December 31, 2019
			Percent of			Percent of
		Percent of	Loans in		Percent of	Loans in
		Allowance	Category		Allowance	Category
		to Total	of Total		to Total	of Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$794	1.5	11.5%	$691	1.4%	11.5%
Multi-family	7,680	15.0	17.1	7,825	15.5	17.4
Home equity lines of credit	94	0.2	1.4	69	0.1	1.2
Commercial real estate	26,728	52.5	46.0	26,943	53.6	46.9
Construction	9,457	18.6	12.6	8,913	17.7	12.3
Total real estate loans	44,753	87.8	88.6	44,441	88.3	89.3
Commercial and industrial	6,114	12.0	11.2	5,765	11.5	10.5
Consumer	79	0.2	0.2	116	0.2	0.2
Total loans	$50,946	100.0%	100.0%	$50,322	100.0%	100.0%

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

We had impaired loans totaling $6.0 million and $6.3 million as of March 31, 2020 and December 31, 2019, respectively. At March 31, 2020, impaired loans totaling $559,000 had a valuation allowance of $7,000. Impaired loans totaling $2.8 million had a valuation allowance of $76,000 at December 31, 2019. Our average investment in impaired loans was $6.0 million and $5.2 million for the three months ended March 31, 2020 and 2019, respectively.

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

Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral dependent as of March 31, 2020 and considered any probable loss in determining the allowance for loan losses.

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

Securities Portfolio. At March 31, 2020 our securities portfolio was $26.9 million, or 0.4% of total assets, compared to $30.3 million, or 0.5% of total assets, at December 31, 2019. During the three months ended March 31, 2020, the securities portfolio decreased $3.4 million, or 11.1% primarily due to $1.5 million in maturities, calls and principal payments and a net unrealized loss recognized on marketable equity securities of $4.0 million, partially offset by purchases of $2.8 million. At March 31, 2020, the securities portfolio consisted of $13.8 million, or 51.3%, in debt securities and $13.1 million, or 48.7%, in marketable equity securities. The debt securities within the portfolio are government-sponsored enterprises, municipal bonds, and mortgage-backed securities issued by government-sponsored enterprises and private companies. Included in marketable equity securities are common stocks and money market mutual funds. We purchase marketable equity securities with the intent to generate long-term capital gains through purchasing investment grade dividend paying securities in companies with relatively low long-term debt and a history of sustained earnings and above-average growth. We typically initiate a securities position based on market opportunities. At March 31, 2020 we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our stockholders’ equity. Refer to Note 4, Securities, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our securities portfolio.

Deposits. Deposits are a major source of our funds for lending and other investment purposes. Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Our deposit base is comprised of noninterest-bearing demand, interest-bearing demand, money market, regular savings and other deposits, and certificates of deposit, which include brokered certificates of deposit. We consider noninterest-bearing demand, interest-bearing demand, money market, and regular savings and other deposits to be core deposits. Total deposits decreased $99.6 million, or 2.0%, to $4.822 billion at March 31, 2020 from $4.921 billion at December 31, 2019. Our continuing focus on the acquisition and expansion of core deposit relationships resulted in net growth in core deposits of $80.2 million, or 2.4%, to $3.432 billion, or 71.2% of total deposits. The increase in core deposits for the three months ended March 31, 2020 includes a $48.7 million increase, or 9.3%, in noninterest-bearing demand deposits to $572.8 million. Refer to Note 6, Deposits, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our deposits.

The following table sets forth the average balances of deposits for the periods indicated.

	March 31,
	2020			2019
			Percent			Percent
	Average	Average	of Total	Average	Average	of Total
	Balance	Rate	Deposits	Balance	Rate	Deposits
	(Dollars in thousands)
Noninterest-bearing demand deposits	$535,182	—%	11.9%	$482,634	—%	9.9%
Interest-bearing demand deposits	1,280,003	1.41	26.8	1,189,166	1.68	24.2
Money market deposits	691,897	1.19	14.5	699,807	1.24	13.6
Regular savings and other deposits	906,100	1.12	18.0	920,579	1.67	19.2
Certificates of deposit	1,475,016	2.10	28.8	1,621,436	2.07	33.1
Total	$4,888,198	1.38%	100.0%	$4,913,622	1.58%	100.0%

Borrowings. We use borrowings from the FHLB to supplement our supply of funds for loans and investments. At March 31, 2020 and December 31, 2019, FHLB advances totaled $745.9 million and $636.2 million, respectively, with a weighted average rate of 2.29% and 2.57%, respectively. Total borrowings increased $109.6 million, or 17.2%, during the three months ended March 31, 2020, reflecting a $25.0 million increase in short-term advances and an $84.6 million increase in long-term advances. During the three months ended March 31, 2020, the Bank entered into a short-term advance totaling $25.0 million with a term of nine months and an interest rate of 0.81%. The Bank entered into long-term advances totaling $110.0 million with terms ranging from one to five years and fixed interest rates ranging from 0.66% to 1.38% during the three months ended March 31, 2020. Advances maturing with the FHLB during the three months ended March 31, 2020 consisted of a $25.0 million long-term advance with a term of three years and a rate of 1.81%. At March 31, 2020, we also had an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily, none of which was outstanding at that date. Refer to Note 7, Borrowings, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our borrowings.

Information relating to borrowings is detailed in the following table.

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Balance outstanding at end of period	$745,873	$525,985
Average amount outstanding during the period	$654,740	$577,954
Weighted average interest rate during the period	2.55%	1.91%
Maximum outstanding at any month end	$745,873	$586,582
Weighted average interest rate at end of period	2.29%	2.10%

Stockholders’ Equity. Total stockholders’ equity decreased $7.0 million, or 1.0%, to $719.6 million at March 31, 2020, from $726.6 million at December 31, 2019. The decrease for the three months ended March 31, 2020 was primarily due to the repurchase of 1,000,000 shares of the Company’s common stock related to the stock repurchase program at a total cost of $17.7 million and dividends of $0.08 per share totaling $4.0 million, partially offset by net income of $13.0 million and $1.6 million related to stock-based compensation plans. Stockholders’ equity to assets was 11.34% at March 31, 2020, compared to 11.45% at December 31, 2019. Book value per share increased to $13.73 at March 31, 2020 from $13.61 at December 31, 2019. At March 31, 2020, the Company and the Bank continued to exceed all regulatory capital requirements. Refer to “- Capital Management” within this report for more information regarding capital requirements and actual capital amounts and ratios for the Bank and the Company.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

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

Net income information is as follows:

	Three Months Ended March 31,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Net interest income	$45,098	$42,597	$2,501	5.9%
Provision for loan losses	725	843	(118)	(14.0)
Non-interest (loss) income	(831)	3,828	(4,659)	(121.7)
Non-interest expenses	26,320	25,796	524	2.0
Net income	12,977	15,071	(2,094)	(13.9)
Basic earnings per share	0.26	0.29	(0.03)	(10.3)
Diluted earnings per share	0.25	0.29	(0.04)	(13.8)
Return on average assets	0.82%	0.97%	(0.15)%	(15.5)
Return on average equity	7.09%	8.84%	(1.75)%	(19.8)

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

	Three Months Ended March 31,
	2020			2019
	Average Balance	Interest (1)	Yield Cost (1)(6)	Average Balance	Interest (1)	Yield Cost (1)(6)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$5,741,852	$64,758	4.54%	$5,694,639	$62,325	4.44%
Securities and certificates of deposits	29,290	211	2.90	36,510	272	3.02
Other interest-earning assets (3)	400,315	1,786	1.79	353,201	2,577	2.96
Total interest-earning assets	6,171,457	66,755	4.35	6,084,350	65,174	4.34
Noninterest-earning assets	157,398			117,927
Total assets	$6,328,855			$6,202,277
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,280,003	4,497	1.41	$1,189,166	4,940	1.68
Money market deposits	691,897	2,055	1.19	699,807	2,148	1.24
Regular savings and other deposits	906,100	2,531	1.12	920,579	3,802	1.67
Certificates of deposit	1,475,016	7,686	2.10	1,621,436	8,261	2.07
Total interest-bearing deposits	4,353,016	16,769	1.55	4,430,988	19,151	1.75
Borrowings	654,740	4,151	2.55	577,954	2,725	1.91
Total interest-bearing liabilities	5,007,756	20,920	1.68	5,008,942	21,876	1.77
Noninterest-bearing demand deposits	535,182			482,634
Other noninterest-bearing liabilities	53,688			29,048
Total liabilities	5,596,626			5,520,624
Total stockholders' equity	732,229			681,653
Total liabilities and stockholders' equity	$6,328,855			$6,202,277
Net interest-earning assets	$1,163,701			$1,075,408
Fully tax-equivalent net interest income		45,835			43,298
Less: tax-equivalent adjustments		(737)			(701)
Net interest income		$45,098			$42,597
Interest rate spread (1)(4)			2.67%			2.57%
Net interest margin (1)(5)			2.99%			2.89%
Average interest-earning assets to average interest-bearing liabilities		123.24%			121.47%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$4,888,198	$16,769	1.38%	$4,913,622	$19,151	1.58%
Total deposits and borrowings, including noninterest-bearing demand deposits	$5,542,938	$20,920	1.52%	$5,491,576	$21,876	1.62%

(1)

Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, as well as resulting yields, interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the three months ended March 31, 2020 and 2019, yields on loans before tax-equivalent adjustments were 4.49% and 4.39%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 2.68% and 2.83%, respectively, and yields on total interest-earning assets before tax-equivalent adjustments were 4.30% and 4.30%, respectively. Interest rate spread before tax-equivalent adjustments for the three months ended March 31, 2020 and 2019 was 2.62% and 2.53%, respectively, while net interest margin before tax-equivalent adjustments for the three months ended March 31, 2020 and 2019 was 2.94% and 2.84%, respectively.

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

	Three Months Ended March 31,
	2020 Compared to 2019
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest income:
Loans	$667	$1,766	$2,433
Securities and certificates of deposit	(50)	(11)	(61)
Other interest-earning assets	318	(1,109)	(791)
Total	935	646	1,581
Interest expense:
Deposits	(406)	(1,976)	(2,382)
Borrowings	406	1,020	1,426
Total	—	(956)	(956)
Change in fully tax-equivalent net interest income	$935	$1,602	$2,537

The interest rate spread and net interest margin on a tax-equivalent basis were 2.67% and 2.99%, respectively, for the three months ended March 31, 2020 compared to 2.57% and 2.89%, respectively, for the three months ended March 31, 2019. The increase in net interest income for the three months ended March 31, 2020 was primarily due to maintaining yields on interest-earning assets while substantially reducing cost of funds.

The yield on interest-earning assets on a tax-equivalent basis increased one basis points to 4.35% for the three months ended March 31, 2020, compared to 4.34% for the three months ended March 31, 2019, while the cost of funds decreased 10 basis points to 1.52% from 1.62% for the three months ended March 31, 2020 and 2019, respectively. The increase in interest income was primarily due to growth in the Company’s average loan balances of $47.2 million, or 0.83%, to $5.742 billion and a 10 basis point increase in the yield on loans to 4.54% on a tax-equivalent basis, from 4.44% for the three months ended March 31, 2019. Interest and fees on loans included commercial loan prepayment fees of $877,000 and $201,000 for the three months ended March 31, 2020 and 2019, respectively. Interest and fees on loans also included earned mortgage point income of $959,000 and $454,000 for the three months ended March 31, 2020 and 2019, respectively. The decrease in interest expense on deposits was primarily due to the decrease in average total deposits of $25.4 million, or 0.5%, to $4.888 billion and an decrease in the average total cost of deposits of 20 basis points to 1.38% for the three months ended March 31, 2020 compared to 1.58% for the same period in 2019. The increase in interest expense on borrowings was primarily due to an increase in the cost of average borrowings of 64 basis points to 2.55% for the three months ended March 31, 2020 compared to 1.91% for the three months ended March 31, 2019, and by an increase in average borrowings of $76.8 million, or 13.3%, to $654.7 million.

Provision for Loan Losses. The provision for loan loss for the three months ended March 31, 2020 was $725,000 compared to $843,000 for the three months ended March 31, 2019. The provision for the first quarter of 2020 reflects a $2.8 million increase for inherent losses in the Bank’s loan portfolio based on management’s assessment of qualitative economic factors related to the effects of COVID-19, which offset changes in other key factors that would have resulted in a provision reversal. For further discussion of the changes in the provision and allowance for loan losses, refer to “Comparison of Financial Condition at March 31, 2020 and December 31, 2019 - Allowance for Loan Losses.”

Non-Interest Income. Non-interest income information is as follows:

	Three Months Ended March 31,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Customer service fees	$2,097	$2,097	$—	—%
Loan fees	674	77	597	775.3
Mortgage banking gains, net	411	40	371	927.5
(Loss) gain on marketable equity securities, net	(4,344)	1,326	(5,670)	(427.6)
Income from bank-owned life insurance	297	281	16	5.7
Other income	34	7	27	385.7
Total non-interest income (loss)	$(831)	$3,828	$(4,659)	(121.7)%

The decrease in non-interest income for the three months ended March 31, 2020 was due primarily to a $4.3 million loss on marketable equity securities, net, reflecting decreases in market valuations in the first quarter for 2020 compared to a $1.3 million gain on marketable equity securities, net, in the first quarter of 2019, partially offset by increases of $597,000 in loan fees and $371,000 in mortgage banking gains, net. Refer to Note 4, Securities, in the Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our securities portfolio.

Non-Interest Expense. Non-interest expense information is as follows:

	Three Months Ended March 31,		Change
	2020	2019	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$15,914	$15,632	$282	1.8%
Occupancy and equipment	3,924	3,596	328	9.1
Data processing	2,137	1,970	167	8.5
Marketing and advertising	1,230	1,162	68	5.9
Professional services	997	860	137	15.9
Deposit insurance	669	1,012	(343)	(33.9)
Other general and administrative	1,449	1,564	(115)	(7.4)
Total non-interest expenses	$26,320	$25,796	$524	2.0%

The increases in salaries and employee benefits expense were primarily due to annual increases in employee compensation, payroll taxes and employee benefits, while the increases in occupancy and equipment expenses and data processing include costs associated with the expansion of our branch network, including one new branch opened in July 2019, and one new branch opened in December 2019.

Income Tax Provision. The Company recorded a provision for income taxes of $4.2 million for the three months ended March 31, 2020, reflecting an effective tax rate of 24.6%, compared to $4.7 million, or a 23.8% effective tax rate, for the three months ended March 31, 2019.

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

Our most liquid assets are cash and due from banks, and certificates of deposit with other banks. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2020, cash and due from banks totaled $457.0 million and certificates of deposit totaled $247,000. In addition, at March 31, 2020, we had $516.3 million of available borrowing capacity with the FHLB, including a $9.4 million line of credit. On March 31, 2020, we had $745.9 million of advances outstanding. We periodically pledge additional multi-family and commercial real estate loans held in the Bank’s portfolio as qualified collateral to increase our borrowing capacity with the FHLB.

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

A significant use of our liquidity is the funding of loan originations. At March 31, 2020 and December 31, 2019, we had total loan commitments outstanding of $1.191 billion and $1.289 billion, respectively. Historically, many of the commitments expire without being fully drawn; therefore, the total amount of commitments does not necessarily represent future cash requirements. Refer to Note 8, Commitments and Contingencies and Derivatives, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our outstanding commitments.

Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of March 31, 2020 totaled $1.138 billion, or 81.9% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained with us. We have the ability to attract and retain deposits by adjusting the interest rates offered and accepting brokered certificates of deposit when it is deemed cost effective.

Meridian Bancorp, Inc. is a separate legal entity from East Boston Savings Bank, and it must provide for its own liquidity to pay dividends and repurchase its common stock and for other corporate purposes. Meridian Bancorp, Inc.’s primary source of liquidity is the remaining proceeds from the 2014 second-step offering, which may be augmented by dividend payments received from East Boston Savings Bank. The ability of East Boston Savings Bank to pay dividends is subject to regulatory requirements. At March 31, 2020, Meridian Bancorp, Inc. (on an unconsolidated basis) had cash and cash equivalents, certificates of deposit and equity securities totaling $6.2 million.

Capital Management. Both the Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2020, both the Company and the Bank exceeded all of their respective regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

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

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (“CBLR”) (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies have set 9% as the minimum capital for the Community CBLR, effective March 31, 2020. On April 6, 2020, the federal banking agencies issued two interim final rules related to Section 4012 of the CARES Act, which requires the agencies to lower the CBLR requirement to 8%. The second rule provides a transition from the temporary 8% requirement back to the 9%. The CBLR requirement will transition from greater than 8% from the second quarter through the fourth quarter of 2020, to greater than 8.5% during calendar year 2021, to a requirement of greater than 9% in 2022. The Company and the Bank elected to be subject to the CBLR at March 31, 2020.

The Company may use capital management tools such as cash dividends and common share repurchases. We are subject to the Federal Reserve Board’s notice provisions for stock repurchases. The Company repurchased 1,000,000 shares of its common stock at an average price of $17.68 during the three months ended March 31, 2020. During the three months ended March 31, 2020 the Company’s Board of Directors declared a quarterly cash dividend of $0.08 per common share on February 27, 2020. The dividend was paid on April 2, 2020 to stockholders of record at the close of business on March 19, 2020.

The Company’s and the Bank’s actual capital amounts and ratios follow:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2020
Community Bank Leverage Ratio:
Company	$697,219	11.1%	N/A	N/A	$567,308	9.0%
Bank	675,688	10.7	N/A	N/A	567,258	9.0

December 31, 2019
Total Capital (to Risk Weighted Assets):
Company	$754,555	12.6%	$478,497	8.0%	N/A	N/A
Bank	711,405	11.9	478,302	8.0	$597,877	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Company	704,233	11.8	358,873	6.0	N/A	N/A
Bank	661,083	11.1	358,726	6.0	478,302	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	704,233	11.8	269,155	4.5	N/A	N/A
Bank	661,083	11.1	269,045	4.5	388,620	6.5
Tier 1 Capital (to Average Assets):
Company	704,233	11.1	252,862	4.0	N/A	N/A
Bank	661,083	10.5	252,623	4.0	315,779	5.0

A reconciliation of the Company’s and Bank’s stockholders’ equity to regulatory capital follows:

	March 31,		December 31,
	2020		2019
	Consolidated	Bank	Consolidated	Bank
	(In thousands)
Total stockholders' equity per financial statements	$719,621	$698,090	$726,587	$683,437
Adjustments to Tier 1 and Common Equity Tier 1 capital:
Accumulated other comprehensive loss (income)	(19)	(19)	147	147
Goodwill disallowed	(20,378)	(20,378)	(20,378)	(20,378)
Core deposit intangible	(2,005)	(2,005)	(2,123)	(2,123)
Total Tier 1 and Common Equity Tier 1 capital	697,219	675,688	704,233	661,083
Adjustments to total capital:
Allowance for loan losses	50,946	50,946	50,322	50,322
Total regulatory capital	$748,165	$726,634	$754,555	$711,405

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

For the three months ended March 31, 2020, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Increase (Decrease)	March 31, 2020			December 31, 2019
in Market Interest Rates	Amount	Change	Percent	Amount	Change	Percent
	(Dollars in thousands)
300	$177,078	$(23,256)	(11.61)%	$149,190	$(30,374)	(16.92)%
Flat	200,334			179,564
-100	202,404	2,070	1.03	185,647	6,083	3.39

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

ITEM 1A.   RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in the Company’ Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 2, 2020, which is available through the SEC’s website at www.sec.gov. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The economic impact of the COVID-19 outbreak could adversely affect our financial condition and results of operations.

In December 2019, a coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020 the President of the United States declared the COVID-19 outbreak in the United States a national emergency.  The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home.  This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment.  Since the COVID-19 outbreak, millions of individuals have filed claims for unemployment, and stock markets have declined in value and in particular bank stocks have significantly declined in value.  In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows.  Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees).  The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.  Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry.  Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.  We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened.  As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;
•

if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.
•

as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend,
•	our cyber security risks are increased as the result of an increase in the number of employees working remotely;
•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•	Federal Deposit Insurance Corporation premiums may increase if the agency experience additional resolution costs;

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a.)	Not applicable
(b.)	Not applicable
(c.)	The following table sets forth information with respect to any purchase made by or on behalf of the Company during the indicated periods:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2020	—	$—	—	1,000,000
February 1-29, 2020	839,900	$17.87	839,900	160,100
March 1- 31, 2020	160,100	$16.69	160,100	—
	1,000,000	$17.68	1,000,000	—

(1)

In April 2019, the Company announced that it had adopted a new stock repurchase program of up to 0.9% of its outstanding common stock, or 500,000 shares of its common stock. In October 2019, the repurchase program was amended to increase the number of shares available for repurchase by up to 824,544, or 1.5% of the Company’s outstanding common stock. The Company completed the repurchase of the 1,324,544 shares under this plan in March 2020.

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

4.2	Description of Registrant’s Securities filed as an exhibit to Form 10-K filed on March 2, 2020

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

MERIDIAN BANCORP, INC. (Registrant)

Date: May 11, 2020	By:	/s/ Richard J. Gavegnano
Richard J. Gavegnano Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2020	By:	/s/ Mark L. Abbate
Mark L. Abbate
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)