Form 10-Q
period 2020-06-30
Meridian Bancorp, Inc.
filed 2020-08-10
CIK 1600125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2020

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

As of July 31, 2020, there were 52,413,290 outstanding shares of the Registrant’s common stock.

MERIDIAN BANCORP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2020	2019
	(Dollars in thousands)
ASSETS
Cash and due from banks	$508,627	$406,382
Certificates of deposit	—	247
Securities available for sale, at fair value	13,022	15,076
Marketable equity securities, at fair value	16,401	15,243
Federal Home Loan Bank stock, at cost	33,282	28,947
Loans held for sale	3,682	2,455
Loans, net of deferred fees and costs	5,714,857	5,747,862
Less: allowance for loan losses	(60,547)	(50,322)
Loans, net	5,654,310	5,697,540
Bank-owned life insurance	41,334	41,155
Premises and equipment, net	67,098	65,841
Accrued interest receivable	17,300	14,481
Deferred tax asset, net	16,873	16,726
Goodwill	20,378	20,378
Core deposit intangible	1,887	2,123
Other assets	23,776	17,100
Total assets	$6,417,970	$6,343,694
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non interest-bearing	$709,924	$524,154
Interest-bearing	4,110,473	4,397,379
Total deposits	4,820,397	4,921,533
Short-term borrowings	25,000	—
Long-term debt	779,101	636,245
Accrued expenses and other liabilities	59,199	59,329
Total liabilities	5,683,697	5,617,107
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 52,407,179 and 53,377,506 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	524	534
Additional paid-in capital	361,980	377,213
Retained earnings	387,983	365,742
Accumulated other comprehensive income (loss)	100	(147)
Unearned compensation - ESOP, 2,252,627 and 2,313,509 shares at June 30, 2020 and December 31, 2019, respectively	(16,314)	(16,755)
Total stockholders' equity	734,273	726,587
Total liabilities and stockholders' equity	$6,417,970	$6,343,694

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$61,445	$64,040	$125,482	$125,681
Interest on debt securities:
Taxable	75	108	162	218
Tax-exempt	12	13	25	26
Dividends on equity securities	145	142	239	247
Interest on certificates of deposit	—	28	1	55
Other interest and dividend income	473	1,943	2,259	4,520
Total interest and dividend income	62,150	66,274	128,168	130,747
Interest expense:
Interest on deposits	10,591	20,653	27,360	39,804
Interest on short-term borrowings	52	—	60	295
Interest on borrowings	4,136	3,151	8,279	5,581
Total interest expense	14,779	23,804	35,699	45,680
Net interest income	47,371	42,470	92,469	85,067
Provision for loan losses	9,641	78	10,366	921
Net interest income, after provision for loan losses	37,730	42,392	82,103	84,146
Non-interest income:
Customer service fees	1,948	2,288	4,045	4,385
Loan (costs) fees	(35)	53	639	130
Mortgage banking gains, net	118	101	529	141
Gain on sale of asset	4,195	—	4,195	—
Gain (loss) on marketable equity securities, net	2,025	223	(2,319)	1,549
Income from bank-owned life insurance	273	280	570	561
Gain on life insurance distribution	124	—	124	—
Other income	10	9	44	16
Total non-interest income	8,658	2,954	7,827	6,782
Non-interest expenses:
Salaries and employee benefits	13,858	14,916	29,772	30,548
Occupancy and equipment	3,739	3,650	7,663	7,246
Data processing	2,133	2,009	4,270	3,979
Marketing and advertising	1,030	1,299	2,260	2,461
Professional services	695	784	1,692	1,644
Deposit insurance	606	929	1,275	1,941
Other general and administrative	1,240	1,530	2,689	3,094
Total non-interest expenses	23,301	25,117	49,621	50,913
Income before income taxes	23,087	20,229	40,309	40,015
Provision for income taxes	5,808	5,061	10,053	9,776
Net income	$17,279	$15,168	$30,256	$30,239
Earnings per share:
Basic	$0.34	$0.30	$0.60	$0.59
Diluted	$0.34	$0.29	$0.60	$0.59
Weighted average shares outstanding:
Basic	50,131,249	51,051,880	50,383,116	51,086,050
Diluted	50,211,234	51,511,678	50,565,747	51,489,608

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net income	$17,279	$15,168	$30,256	$30,239
Other comprehensive income:
Securities available for sale:
Net unrealized gain on securities available for sale	113	194	343	450
Tax effect	(32)	(54)	(96)	(126)
Total other comprehensive income	81	140	247	324
Comprehensive income	$17,360	$15,308	$30,503	$30,563

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation - ESOP	Total
	(Dollars in thousands)
Six Months Ended June 30, 2020
Balance at December 31, 2019	53,377,506	$534	$377,213	$365,742	$(147)	$(16,755)	$726,587
Comprehensive income	—	—	—	12,977	166	—	13,143
Dividends declared ($0.08 per share)	—	—	—	(4,007)	—	—	(4,007)
Repurchased stock related to buyback program	(1,000,000)	(10)	(17,670)	—	—	—	(17,680)
ESOP shares committed to be allocated (30,441 shares)	—	—	287	—	—	220	507
Share-based compensation expense - restricted stock, net of awards forfeited	(5,245)	—	640	—	—	—	640
Share-based compensation expense - stock options, net of awards forfeited	—	—	380	—	—	—	380
Shares surrendered related to tax withholdings on stock options exercised	(709)	—	—	—	—	—	—
Stock options exercised	30,843	—	51	—	—	—	51
Balance at March 31, 2020	52,402,395	$524	$360,901	$374,712	$19	$(16,535)	$719,621
Comprehensive income	—	—	—	17,279	81	—	17,360
Dividends declared ($0.08 per share)	—	—	—	(4,008)	—	—	(4,008)
ESOP shares committed to be allocated (30,441 shares)	—	—	117	—	—	221	338
Share-based compensation expense - restricted stock, net of awards forfeited	4,320	—	597	—	—	—	597
Share-based compensation expense - stock options, net of awards forfeited	—	—	362	—	—	—	362
Stock options exercised	464	—	3	—	—	—	3
Balance at June 30, 2020	52,407,179	$524	$361,980	$387,983	$100	$(16,314)	$734,273

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation - ESOP	Total
Six Months Ended June 30, 2019
Balance at December 31, 2018	53,541,429	$535	$378,583	$313,521	$(348)	$(17,637)	$674,654
Comprehensive income	—	—	—	15,071	184	—	15,255
Dividends declared ($0.07 per share)	—	—	—	(3,569)	—	—	(3,569)
Repurchased stock related to buyback program	(104,177)	(1)	(1,646)	—	—	—	(1,647)
ESOP shares committed to be allocated (30,441 shares)	—	—	258	—	—	221	479
Share-based compensation expense - restricted stock, net of awards forfeited	(455)	—	681	—	—	—	681
Share-based compensation expense - stock options, net of awards forfeited	—	—	407	—	—	—	407
Shares surrendered related to tax withholdings on stock options exercised	(4,458)	—	(71)	—	—	—	(71)
Stock options exercised	110,307	1	198	—	—	—	199
Balance at March 31, 2019	53,542,646	$535	$378,410	$325,023	$(164)	$(17,416)	$686,388
Comprehensive income	—	—	—	15,168	140	—	15,308
Dividends declared ($0.07 per share)	—	—	—	(3,563)	—	—	(3,563)
Repurchased stock related to buyback program	(236,842)	(2)	(4,073)	—	—	—	(4,075)
ESOP shares committed to be allocated (30,441 shares)	—	—	300	—	—	220	520
Share-based compensation expense - restricted stock, net of awards forfeited	11,820	—	689	—	—	—	689
Share-based compensation expense - stock options, net of awards forfeited	—	—	411	—	—	—	411
Shares surrendered related to tax withholdings on stock options exercised	—	—	—	—	—	—	—
Stock options exercised	4,181	—	23	—	—	—	23
Balance at June 30, 2019	53,321,805	$533	$375,760	$336,628	$(24)	$(17,196)	$695,701

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$30,256	$30,239
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of acquisition fair value adjustments	34	34
Amortization of core deposit intangible	236	268
ESOP shares expense	845	999
Provision for loan losses	10,366	921
Accretion of net deferred loan origination fees	(1,700)	(1,000)
Net amortization of securities available for sale	29	21
Depreciation and amortization expense	1,692	1,560
Loss (gain) on marketable equity securities, net	2,319	(1,549)
Gain on sale of asset	(4,195)	—
Deferred income tax benefit	(243)	(231)
Income from bank-owned life insurance	(570)	(561)
Share-based compensation expense	1,979	2,188
Net changes in:
Loans held for sale	(1,227)	(1,696)
Accrued interest receivable	(2,819)	(1,169)
Other assets	(6,676)	(5,500)
Accrued expenses and other liabilities	(136)	2,747
Net cash provided by operating activities	30,190	27,271
Cash flows from investing activities:
Maturities of certificates of deposit	247	—
Activity in securities, at fair value:
Proceeds from maturities, calls and principal payments	2,369	1,075
Proceeds from sales	541	223
Purchases	(4,019)	—
Loan principal payments (originations), net	34,521	(171,933)
Proceeds from bank-owned life insurance distribution	391	—
Proceeds from sale of asset	5,836
Purchases of premises and equipment	(4,322)	(3,934)
Purchase of Federal Home Loan Bank stock	(4,335)	(1,092)
Redemption of Federal Home Loan Bank stock	—	2,810
Net cash provided by (used in) investing activities	31,229	(172,851)
Cash flows from financing activities:
Net change in deposits	(101,127)	134,129
Net change in borrowings with maturities less than three months	—	(50,000)
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	135,000	120,000
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(90,620)	(56,792)
Proceeds from Federal Reserve PPPLF borrowings with maturities of three months or more	123,476	—
Cash dividends paid on common stock	(8,277)	(7,131)
Stock options exercised, net of cash paid in connection with income taxes	54	151
Repurchase of common stock	(17,680)	(5,722)
Net cash provided by financing activities	40,826	134,635
Net change in cash and cash equivalents	102,245	(10,945)
Cash and cash equivalents at beginning of period	406,382	371,995
Cash and cash equivalents at end of period	$508,627	$361,050
Supplemental cash flow information:
Interest paid on deposits	$30,061	$38,934
Interest paid on borrowings	8,431	5,562
Income taxes paid, net of refunds	6,420	11,485

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (“SEC”) on March 2, 2020, and is available through the SEC’s website at www.sec.gov.

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

To be Adopted in Future Periods

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including loans, held-to-maturity debt securities and commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology, referred to as Current Expected Credit Loss, or CECL, that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to formulate credit loss estimates. Credit losses on available-for-sale debt securities will be measured in a manner similar to current GAAP but will be recognized through an allowance rather than as a direct write-down. This update was to be effective for the Company on January 1, 2020. Based upon the parallel run for the fourth quarter of 2019, the Company had expected the adoption of the ASU to result in an approximate 15% decrease to its allowance for loan losses.

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, a stimulus package signed into law on March 27, 2020 to address economic disruption caused by the COVID-19 pandemic, provides financial institutions with the option to defer adoption of ASU No. 2016-03 until the earlier of the end of the pandemic or the end of 2020.  The Company has chosen to defer adoption of ASU

No. 2016-13 based on management’s belief that the incurred loss impairment methodology provides a more practical measurement of credit losses in the current economic environment.  Upon the Company’s future adoption of CECL, the change from the incurred loss methodology to the CECL methodology will be recognized through an adjustment to retained earnings.

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

Basic and diluted earnings per share have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands, except share information)
Net income available to common stockholders	$17,279	$15,168	$30,256	$30,239
Basic weighted average shares outstanding	50,131,249	51,051,880	50,383,116	51,086,050
Effect of dilutive stock options	79,985	459,798	182,631	403,558
Diluted weighted average shares outstanding	50,211,234	51,511,678	50,565,747	51,489,608
Earnings per share:
Basic	$0.34	$0.30	$0.60	$0.59
Diluted	$0.34	$0.29	$0.60	$0.59

For the three months ended June 30, 2020 and 2019, options for the exercise of 168,335 shares and 121,608 shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. For the six months ended June 30, 2020 and 2019, options for the exercise of 130,940 and 131,068 shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. An anti-dilutive option exists when the average stock price for the period is less than the exercise price of the option.

4. SECURITIES

Securities Available for Sale

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
June 30, 2020
Debt securities:
Government-sponsored enterprises	$373	$18	$—	$391
Municipal bonds	2,080	121	—	2,201
Residential mortgage-backed securities:
Government-sponsored enterprises	9,331	412	(9)	9,734
Private label	575	121	—	696
Total securities available for sale	$12,359	$672	$(9)	$13,022
December 31, 2019
Debt securities:
Government-sponsored enterprises	$1,528	$28	$—	$1,556
Municipal bonds	2,085	66	—	2,151
Residential mortgage-backed securities:
Government-sponsored enterprises	10,559	168	(34)	10,693
Private label	584	92	—	676
Total securities available for sale	$14,756	$354	$(34)	$15,076

At June 30, 2020 debt securities with a fair value of $2.0 million and $281,000 were pledged as collateral for Federal Home Loan Bank of Boston (“FHLB”) borrowings and for the Federal Reserve Bank discount window borrowings, respectively.

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2020 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	After One Year
	Through Five Years		After Five Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Government-sponsored enterprises	$—	$—	$373	$391	$373	$391
Municipal bonds	272	288	1,808	1,913	2,080	2,201
Residential mortgage-backed securities:
Government-sponsored enterprises	508	520	8,823	9,214	9,331	9,734
Private label	—	—	575	696	575	696
Total	$780	$808	$11,579	$12,214	$12,359	$13,022

Information pertaining to securities available for sale as of June 30, 2020 and December 31, 2019, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
June 30, 2020
Debt securities:
Residential mortgage-backed securities:
Government-sponsored enterprises	$6	$479	$3	$377
Total temporarily impaired securities	$6	$479	$3	$377

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
December 31, 2019
Debt securities:
Residential mortgage-backed securities:
Government-sponsored enterprises	$—	$—	$34	$3,370
Total temporarily impaired securities	$—	$—	$34	$3,370

The Company determined no debt securities were other-than-temporarily impaired for the six months ended June 30, 2020 and 2019. Management evaluates debt securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.

Marketable Equity Securities

Marketable equity securities consist of common stocks and money market mutual funds. The Company held equity securities with an aggregate fair value of $16.4 million and $15.2 million at June 30, 2020 and December 31, 2019, respectively.

The following is a summary of unrealized and realized gains and losses recognized in net income on marketable equity securities during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In thousands)
Net realized loss on marketable equity securities sold during the period	$—	$(155)	$(337)	$(155)
Net unrealized gain (loss) recognized during the reporting period on marketable equity securities still held at the reporting date	2,025	378	(1,982)	1,704
Net gain (loss) recognized during the period on marketable equity securities	$2,025	$223	$(2,319)	$1,549

5. LOANS

A summary of loans follows:

	June 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$635,683	11.1%	$659,366	11.5%
Home equity lines of credit	74,246	1.3	69,491	1.2
Multi-family	941,922	16.4	1,003,418	17.4
Commercial real estate	2,556,088	44.7	2,696,671	46.9
Construction	742,845	13.0	707,370	12.3
Total real estate loans	4,950,784	86.5	5,136,316	89.3
Commercial and industrial	760,546	13.3	604,889	10.5
Consumer	11,867	0.2	12,196	0.2
Total loans	5,723,197	100.0%	5,753,401	100.0%
Allowance for loan losses	(60,547)		(50,322)
Net deferred loan origination fees	(8,340)		(5,539)
Loans, net	$5,654,310		$5,697,540

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The

Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At June 30, 2020 and December 31, 2019, the Company was servicing loans for participants aggregating $115.6 million and $173.7 million, respectively.

At June 30, 2020, multi-family and commercial real estate loans with carrying values totaling $347.6 million and $1.440 billion, respectively, were pledged as collateral for FHLB borrowings.

An analysis of the allowance for loan losses and related information follows:

	Three Months Ended June 30, 2020
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at March 31, 2020	$794	$7,680	$94	$26,728	$9,457	$6,114	$79	$50,946
Provision (reversal) for loan losses	723	797	84	4,941	1,834	1,296	(34)	9,641
Charge-offs	—	—	—	—	—	(83)	(16)	(99)
Recoveries	13	—	—	—	—	5	41	59
Balance at June 30, 2020	$1,530	$8,477	$178	$31,669	$11,291	$7,332	$70	$60,547

	Three Months Ended June 30, 2019
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at March 31, 2019	$897	$8,382	$61	$28,194	$10,020	$6,353	$90	$53,997
Provision (reversal) for loan losses	(62)	211	4	(413)	234	71	33	78
Charge-offs	—	—	—	—	—	(186)	(60)	(246)
Recoveries	—	—	1	5	—	—	30	36
Balance at June 30, 2019	$835	$8,593	$66	$27,786	$10,254	$6,238	$93	$53,865

	Six Months Ended June 30, 2020
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at December 31, 2019	$691	$7,825	$69	$26,943	$8,913	$5,765	$116	$50,322
Provision (reversal) for loan losses	826	652	108	4,726	2,378	1,694	(18)	10,366
Charge-offs	—	—	—	—	—	(133)	(80)	(213)
Recoveries	13	—	1	—	—	6	52	72
Balance at June 30, 2020	$1,530	$8,477	$178	$31,669	$11,291	$7,332	$70	$60,547

	Six Months Ended June 30, 2019
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at December 31, 2018	$1,033	$8,240	$70	$27,785	$9,755	$6,236	$112	$53,231
Provision (reversal) for loan losses	(198)	353	(6)	(4)	499	198	79	921
Charge-offs	—	—	—	—	—	(196)	(137)	(333)
Recoveries	—	—	2	5	—	—	39	46
Balance at June 30, 2019	$835	$8,593	$66	$27,786	$10,254	$6,238	$93	$53,865

	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
June 30, 2020
Amount of allowance for loan losses for loans deemed to be impaired	$7	$—	$—	$—	$—	$—	$—	$7
Amount of allowance for loan losses for loans not deemed to be impaired	1,523	8,477	178	31,669	11,291	7,332	70	60,540
	$1,530	$8,477	$178	$31,669	$11,291	$7,332	$70	$60,547
Loans deemed to be impaired	$1,212	$—	$—	$2,132	$—	$2,215	$—	$5,559
Loans not deemed to be impaired	634,471	941,922	74,246	2,553,956	742,845	758,331	11,867	5,717,638
	$635,683	$941,922	$74,246	$2,556,088	$742,845	$760,546	$11,867	$5,723,197

December 31, 2019
Amount of allowance for loan losses for loans deemed to be impaired	$36	$—	$—	$—	$—	$40	$—	$76
Amount of allowance for loan losses for loans not deemed to be impaired	655	7,825	69	26,943	8,913	5,725	116	50,246
	$691	$7,825	$69	$26,943	$8,913	$5,765	$116	$50,322
Loans deemed to be impaired	$1,268	$252	$—	$2,399	$—	$2,386	$—	$6,305
Loans not deemed to be impaired	658,098	1,003,166	69,491	2,694,272	707,370	602,503	12,196	5,747,096
	$659,366	$1,003,418	$69,491	$2,696,671	$707,370	$604,889	$12,196	$5,753,401

The following table provides information about the Company’s past due and non-accrual loans:

	30-59	60-89	90 Days
	Days	Days	or Greater	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(In thousands)
June 30, 2020
Real estate loans:
Residential real estate:
One- to four-family	$339	$329	$878	$1,546	$3,074
Home equity lines of credit	—	—	20	20	20
Multi-family	1,680	—	—	1,680	—
Commercial real estate	—	194	—	194	194
Total real estate loans	2,019	523	898	3,440	3,288
Commercial and industrial	—	—	523	523	532
Consumer	731	570	—	1,301	—
Total	$2,750	$1,093	$1,421	$5,264	$3,820

December 31, 2019
Real estate loans:
Residential real estate:
One- to four-family	$610	$164	$604	$1,378	$3,082
Home equity lines of credit	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total real estate loans	610	164	604	1,378	3,082
Commercial and industrial	8	—	323	331	323
Consumer	717	765	—	1,482	—
Total	$1,335	$929	$927	$3,191	$3,405

At June 30, 2020 and December 31, 2019, the Company did not have any accruing loans past due 90 days or more.

The following tables provide information with respect to the Company’s impaired loans:

	June 30, 2020			December 31, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
Impaired loans without a valuation allowance:
One- to four-family	$655	$991		$570	$908
Multi-family	—	—		252	252
Commercial real estate	2,132	2,132		2,399	2,399
Commercial and industrial	2,215	2,545		323	653
Total	5,002	5,668		3,544	4,212
Impaired loans with a valuation allowance:
One- to four-family	557	557	$7	698	698	$36
Commercial and industrial	—	—	—	2,063	2,063	40
Total	557	557	7	2,761	$2,761	76
Total impaired loans	$5,559	$6,225	$7	$6,305	$6,973	$76

	Three Months Ended June 30,
	2020			2019
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(In thousands)
One- to four-family	$1,213	$13	$6	$1,297	$13	$8
Multi-family	—	—	—	1,112	16	—
Commercial real estate	2,136	21	—	758	9	4
Commercial and industrial	2,495	17	—	1,351	16	—
Total impaired loans	$5,844	$51	$6	$4,518	$54	$12

	Six Months Ended June 30,
	2020			2019
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(In thousands)
One- to four-family	$1,216	$27	$14	$1,304	$21	$12
Multi-family	—	—	—	1,168	34	—
Commercial real estate	2,049	42	—	766	17	7
Commercial and industrial	2,517	43	—	1,416	32	—
Total impaired loans	$5,782	$112	$14	$4,654	$104	$19

The following table summarizes the Company’s troubled debt restructurings (“TDRs”) at the dates indicated:

	June 30,	December 31,
	2020	2019
	(In thousands)
TDRs on accrual status:
One- to four-family	$2,055	$2,084
Multi-family	—	252
Total TDRs on accrual status	2,055	2,336
TDRs on non-accrual status:
One- to four-family	655	706
Total TDRs on non-accrual status	655	706
Total TDRs	$2,710	$3,042

The Company generally places loans modified as TDRs on non-accrual status for a minimum period of six months. Loans modified as TDRs qualify for return to accrual status once they have demonstrated performance with the modified terms of the loan agreement for a minimum of six consecutive months and future payments are reasonably assured. TDRs are initially reported as impaired loans with an allowance established as part of the allocated component of the allowance for loan losses when the discounted cash flows of the impaired loan is lower than the carrying value of that loan. TDRs may be removed from impairment disclosures in the year following the restructure if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. Refer to Troubled Debt Restructurings and Other Loan Modifications, in Management’s Discussion and Analysis of Financial Condition and Results of Operations within this report for more detail regarding loans deferred or modified under the CARES Act and not included in TDRs.

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

The following table provides the Company’s risk-rated loans by class:

	June 30, 2020				December 31, 2019
	Multi-family			Commercial	Multi-family			Commercial
	residential	Commercial		and	residential	Commercial		and
	real estate	real estate	Construction	industrial	real estate	real estate	Construction	industrial
	(In thousands)
Loans rated 1 - 6	$941,324	$2,539,956	$742,845	$719,158	$1,000,783	$2,679,330	$707,370	$573,835
Loans rated 7	598	15,860	—	16,398	—	16,626	—	2,009
Loans rated 8	—	272	—	24,990	2,635	715	—	29,045
Loans rated 9	—	—	—	—	—	—	—	—
Loans rated 10	—	—	—	—	—	—	—	—
Total	$941,922	$2,556,088	$742,845	$760,546	$1,003,418	$2,696,671	$707,370	$604,889

For one- to four-family residential real estate loans, home equity lines of credit and consumer loans, management uses delinquency reports as the key credit quality indicator.

6. DEPOSITS

A summary of deposit balances, by type, follows:

	June 30,	December 31,
	2020	2019
	(In thousands)
Noninterest-bearing demand deposits	$709,924	$524,154
Interest-bearing demand deposits	1,291,458	1,269,211
Money market deposits	753,980	675,702
Regular savings and other deposits	833,951	882,550
Total non-certificate accounts	3,589,313	3,351,617
Term certificates less than $250,000	895,296	1,206,598
Term certificates $250,000 and greater	335,788	363,318
Total certificate accounts	1,231,084	1,569,916
Total deposits	$4,820,397	$4,921,533

A summary of term certificates, by maturity, follows:

	June 30, 2020		December 31, 2019
		Weighted		Weighted
Maturing	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Within 1 year	$894,893	1.69%	$1,316,791	2.16%
Over 1 year to 2 years	257,902	1.34	166,862	1.75
Over 2 years to 3 years	52,675	2.00	60,462	2.29
Over 3 years to 4 years	16,538	1.45	16,658	2.01
Over 4 years to 5 years	9,076	1.48	9,143	1.72
	$1,231,084	1.63%	$1,569,916	2.12%

The Company had certificates of deposit accounts obtained through a listing service included in term certificates in the table above, totaling $76.3 million with a weighted average rate of 0.90% and $36.5 million with a weighted average rate of 2.35% at June 30, 2020 and December 31, 2019, respectively. The Company had brokered certificates of deposit, which are included in term certificates in the table above, totaling $165.1 million with a weighted average rate of 1.94% and $404.5 million with a weighted average rate of 2.19% at June 30, 2020 and December 31, 2019, respectively. In addition, the Company had $175.6 million and $150.6 million in brokered interest-bearing demand deposits at June 30, 2020 and December 31, 2019, respectively.

7. BORROWINGS

At June 30, 2020, short-term borrowings consist of an FHLB advance totaling $25.0 million with a rate of 0.81% and an original maturity of less than one year. At December 31, 2019, the Company had no short-term borrowings. At June 30, 2020, long-term debt consisted of $655.6 million in FHLB advances and $123.5 million in borrowings from the Federal Reserve Bank discount window through the Paycheck Protection Program Liquidity Facility (“PPPLF”). The Company has an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily. No amounts were drawn on the line of credit at June 30, 2020 or December 31, 2019.

Long-term, fixed rate FHLB advances and maturities are as follows:

	June 30, 2020		December 31, 2019
		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
2020	$45,000	2.16%	$135,620	2.30%
2021	50,000	1.18	25,000	1.70
2022	150,625	2.00	150,625	2.00
2023	295,000	3.10	295,000	3.10
2024	20,000	2.61	20,000	2.61
2025	85,000	1.00	—	—
Thereafter	10,000	1.21	10,000	1.21
	$655,625	2.32%	$636,245	2.57%

At June 30, 2020, FHLB advances totaling $445.0 million, with a weighted average rate of 2.53%, are callable by the FHLB prior to maturity.

All borrowings from the FHLB are secured by investment securities and qualified collateral, consisting of a blanket lien on one- to four-family loans and certain multi-family and commercial real estate loans held in the Company’s portfolio. At June 30, 2020, the Company pledged multi-family and commercial real estate loans with carrying values totaling $347.6 million and $1.440 billion, respectively.

At June 30, 2020, the Company had $123.5 million in borrowings from the PPPLF program. These borrowings have maturities ranging from two to five years and a rate of 0.35%. At December 31, 2019, the Company had no borrowings through the PPPLF program.

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

A summary of outstanding loan commitments whose contract amounts represent credit risk is as follows:

	June 30,	December 31,
	2020	2019
	(In thousands)
Unadvanced portion of existing loans:
Construction	$508,449	$402,393
Home equity lines of credit	85,200	82,362
Other lines and letters of credit	406,162	363,955
Commitments to originate:
One- to four-family	29,709	26,246
Commercial real estate	12,014	63,344
Construction	63,053	333,870
Commercial and industrial	23,070	16,655
Other loans	100	100
Total loan commitments outstanding	$1,127,757	$1,288,925

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

Interest Rate Swaps

The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with commercial business customers to synthetically convert their loans from a variable rate to a fixed rate. The Company pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. Concurrently, the Company enters into an offsetting interest rate swap with a third-party financial institution. In the offsetting swap, the Company pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating and probability of default. At June 30, 2020, the Company had $13.3 million in cash pledged for collateral on its interest rate swaps with the third-party financial institution. At December 31, 2019, the Company had $5.4 million in cash pledged for collateral on its interest rate swaps with the third-party financial institution.

Summary information regarding these derivatives is presented below:

				June 30, 2020		December 31, 2019
	Maturity	Interest Rate Paid	Interest Rate Received	Notional Amount	Fair Value Asset (Liability)	Notional Amount	Fair Value Asset (Liability)
				(Dollars in thousands)
Customer interest rate swap	06/07/32	1 Mo. Libor + 200bp	Fixed (4.40%)	$61,612	$11,058	$62,425	$3,625
Third-party interest rate swap	06/07/32	Fixed (4.40%)	1 Mo. Libor + 200bp	61,612	(11,058)	62,425	(3,625)

Customer interest rate swap	10/17/33	1 Mo. Libor + 175bp	Fixed (4.1052%)	$10,003	$1,639	$10,166	$918
Third-party interest rate swap	10/17/33	Fixed (4.1052%)	1 Mo. Libor + 175bp	10,003	(1,639)	10,166	(918)

Customer interest rate swap	12/13/26	1 Mo. Libor + 205bp	Fixed (3.82%)	$2,476	$184	$2,561	$18
Third-party interest rate swap	12/13/26	Fixed (3.82%)	1 Mo. Libor + 205bp	2,476	(184)	2,561	(18)

Other Commitments

As of June 30, 2020, the Company has an outstanding commitment of $6.5 million with its core data processing provider through December 2021.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized as follows.

				Total Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
June 30, 2020
Assets:
Debt securities	$—	$13,022	$—	$13,022
Marketable equity securities	16,401	—	—	16,401
Loan level interest rate swaps	—	—	12,881	12,881
Total assets	$16,401	$13,022	$12,881	$42,304

Liabilities:
Loan level interest rate swaps	$—	$—	$12,881	$12,881
Total liabilities	$—	$—	$12,881	$12,881
				Total Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
December 31, 2019
Assets:
Debt securities	$—	$15,076	$—	$15,076
Marketable equity securities	15,243	—	—	15,243
Loan level interest rate swaps	—	—	4,561	4,561
Total assets	$15,243	$15,076	$4,561	$34,880
Liabilities:
Loan level interest rate swaps	$—	$—	$4,561	$4,561
Total liabilities	$—	$—	$4,561	$4,561

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or market accounting or write-downs of individual assets.

Certain impaired loans were adjusted to fair value, less cost to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for loan losses. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. Impaired loans measured at fair value at June 30, 2020 and December 31, 2019 were $4.1 million and $4.6 million, respectively. The related gains and losses were immaterial for the three and six months ended June 30, 2020 and 2019.

Summary of Fair Values of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2020
Financial assets:
Cash and due from banks	$508,627	$508,627	$—	$—	$508,627
Securities available for sale, at fair value	13,022	—	13,022	—	13,022
Marketable equity securities, at fair value	16,401	16,401	—	—	16,401
Federal Home Loan Bank stock	33,282	—	—	33,282	33,282
Loans and loans held for sale, net	5,657,992	—	—	5,677,531	5,677,531
Accrued interest receivable	17,300	—	—	17,300	17,300
Loan level interest rate swaps	12,881	—	—	12,881	12,881
Financial liabilities:
Deposits	4,820,397	—	—	4,939,857	4,939,857
Borrowings	804,101	—	832,183	—	832,183
Accrued interest payable	3,178	—	—	3,178	3,178
Loan level interest rate swaps	12,881	—	—	12,881	12,881

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2019
Financial assets:
Cash and due from banks	$406,382	$406,382	$—	$—	$406,382
Certificates of deposit	247	—	247	—	247
Securities available for sale, at fair value	15,076	—	15,076	—	15,076
Marketable equity securities, at fair value	15,243	15,243	—	—	15,243
Federal Home Loan Bank stock	28,947	—	—	28,947	28,947
Loans and loans held for sale, net	5,669,995	—	—	5,489,521	5,489,521
Accrued interest receivable	14,481	—	—	14,481	14,481
Loan level interest rate swaps	4,561	—	—	4,561	4,561
Financial liabilities:
Deposits	4,921,533	—	—	4,714,313	4,714,313
Borrowings	636,245	—	582,861	—	582,861
Accrued interest payable	5,962	—	—	5,962	5,962
Loan level interest rate swaps	4,561	—	—	4,561	4,561

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

Impact of COVID-19

The COVID-19 pandemic has created a significant economic disruption resulting in an unprecedented slow-down in economic activity and a related increase in unemployment.  In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark federal funds rate to a target range of 0% to 0.25%. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees).  The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and passed legislation providing relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.  Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. The current impact of COVID-19 and the CARES Act is detailed throughout Management’s Discussion and Analysis, however, the extent to which the effects of the CARES Act and any further legislation of its kind will impact the Company’s financial results and operations during 2020 and beyond remains uncertain.

Comparison of Financial Condition at June 30, 2020 and December 31, 2019

Assets. Total assets increased $74.3 million, or 1.2%, to $6.418 billion at June 30, 2020 from $6.344 billion at December 31, 2019. Net loans decreased $43.2 million, or 0.8%, to $5.654 billion at June 30, 2020 from $5.698 billion at December 31, 2019. Cash and due from banks increased $102.2 million, or 25.2%, to $508.6 million at June 30, 2020 from $406.4 million at December 31, 2019. Securities at fair value decreased $896,000, or 3.0%, to $29.4 million at June 30, 2020 from $30.3 million at December 31, 2019.

Loan Portfolio Analysis. At June 30, 2020, net loans were $5.654 billion, or 88.1% of total assets. During the six months ended June 30, 2020, net loans decreased $43.2 million, or 0.8% from December 31, 2019. Loan originations totaled $792.7 million during the six months ended June 30, 2020. The net decrease in loans resulted primarily from decreases of $140.6 million in commercial real estate loans, $61.5 million in multi-family loans and $23.7 million in one- to four-family loans, partially offset by increases of $155.7 million in commercial and industrial loans, $35.5 million in construction loans and $4.8 million in home equity lines of credit. The net decrease in loans for the six months ended June 30, 2020 reflects commercial loan payoffs totaling $544.1 million, comprised of $245.6 million in commercial real estate, $179.7 million in multi-family, $97.6 million in construction, and $21.2 million in the commercial and industrial loan categories. Refer to Note 5, Loans, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding the loans held in the Company’s loan portfolio.

The CARES Act includes the establishment of the Paycheck Protection Program (“PPP”), a program designed to aid small- and medium-sized business through federally guaranteed loans distributed through financial institutions. These loans are intended to guarantee payroll and other costs to help those businesses remain viable and allow their workers to pay their bills.  This program is being administered by the Small Business Administration (“SBA”) and backed by the Federal Reserve Bank. The Company originated 401 PPP loans totaling $123.7 million with associated fees of $3.4 million during the quarter ended June 30, 2020.

The Company holds a moderate level of loans in the industries most heavily impacted by COVID-19, namely $688.3 million in the retail industry, $355.8 million in the hospitality industry and $24.3 million in the restaurant industry. The Company’s total outstanding loan balances to businesses in these industries was $1.068 billion at June 30, 2020, or 21.4% of the Company’s commercial loan portfolio.  These customers have been active in the PPP and the Company has made further accommodations, including principal and interest deferrals, to assist these customers in mitigating the financial and operational impact of COVID-19 on their businesses. As of June 30, 2020, the Company has temporarily adjusted repayment terms on 13.2% of its total loan portfolio, including 35.9% of the loans in the retail, hospitality and retail industries due to COVID-19.

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

Delinquencies. Total past due loans increased $2.1 million, or 65.0%, to $5.3 million at June 30, 2020 from $3.2 million at December 31, 2019, reflecting net increases of $1.4 million in loans 30 to 59 days past due, $164,000 in loans 60 to 89 days past due and $494,000 in loans 90 days or greater past due. At June 30, 2020, non-accrual loans exceeded loans 90 days or greater past due primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected and certain loans remain on non-accrual status until they attain a sustained contractual payment history of six consecutive months. Delinquencies do not include loans that have had payment deferral modifications related to COVID-19.

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including TDRs on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At June 30, 2020, we did not have any accruing loans past due 90 days or greater. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the fair value, less estimated costs to sell, at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $384,000 at June 30, 2020.

The following table provides information with respect to our non-performing assets at the dates indicated.

	June 30,	December 31,
	2020	2019
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One- to four-family	$3,074	$3,082
Home equity lines of credit	20	—
Commercial real estate	194	—
Total real estate loans	3,288	3,082
Commercial and industrial	532	323
Total non-accrual loans (1)	3,820	3,405
Total non-performing assets	$3,820	$3,405
Non-accrual loans to total loans	0.07%	0.06%
Non-accrual loans to total assets	0.06%	0.05%
Non-performing assets to total assets	0.06%	0.05%

(1)	TDRs on accrual status not included above totaled $2.1 million and $2.3 million at June 30, 2020 and December 31, 2019, respectively.

Non-accrual loans increased $415,000 or 12.2%, to $3.8 million, or 0.07% of total loans outstanding at June 30, 2020, from $3.4 million, or 0.06% of total loans outstanding at December 31, 2019, due primarily to increases of $209,000 in commercial and industrial loans, $194,000 in commercial real estate loans and $20,000 in home equity lines of credit.

Achieving and maintaining a moderate risk profile by aggressively managing troubled assets has been and will continue to be a primary focus for us. At June 30, 2020, our allowance for loan losses was $60.5 million, or 1.06% of total loans and 1,585% of non-accrual loans, compared to $50.3 million, or 0.87% of total loans and 1,477.89% of non-accrual loans at December 31, 2019. The increases in the provision and coverage ratio reflect the application of economic uncertainties and market volatility caused by COVID-19 to the factors used to determine the Company’s provision. Included in our allowance at June 30, 2020 was a general component of $60.5 million, which is based upon our evaluation of various factors relating to loans not deemed to be impaired. Due to government guarantee, we have not currently provided for loan losses for PPP loans. We continue to believe our level of non-performing loans and assets, which declined significantly during the past three years, is manageable and we believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

At June 30, 2020 and December 31, 2019, the Company did not hold any foreclosed real estate. We continue to be actively engaged with our borrowers in resolving remaining problem assets.

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

Total TDRs decreased $332,000, or 10.9%, to $2.7 million at June 30, 2020 from $3.0 million at December 31, 2019, reflecting principal paydowns. Modifications of TDRs consist of rate reductions, loan term extensions or provisions for interest-only payments for specified periods up to 12 months. We have generally been successful with the concessions we have offered to borrowers to date. We generally return TDRs to accrual status when they have sustained payments for six consecutive months based on the restructured terms and future payments are reasonably assured.

In response to COVID-19, the Company has provided temporary relief in the form of short-term loan modifications, including 90- to 180-day principal and interest deferment periods.  The deferred payments and associated accrued interest are due and payable based on the specific terms of the modification.  As of June 30, 2020, the Company had executed modifications with full principal and interest deferrals representing outstanding loan balances of $448.3 million, or 7.8% of the total loan portfolio, and associated accrued interest of $3.5 million.

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

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. These other potential problem loans are generally loans classified as “substandard” or 8-rated loans in accordance with our ten-grade internal loan rating system that is consistent with guidelines established by banking regulators. At June 30, 2020 other potential problem loans totaled $21.1 million and consist of commercial and industrial loans. The $21.1 million in commercial and industrial loan relationships classified as substandard are comprised of two loans to non-profit educational organizations in eastern Massachusetts with loan balances of $16.9 million and $4.2 million that were identified during our loan review process as having possible financial issues that, if not corrected, could result in some loss to the Company. It was determined that this loan relationship is performing in accordance with the terms of the loans with the current expectation that we will be repaid in full in accordance with those terms, but with continual credit monitoring of the relationship.

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

Changes in the allowance for loan losses during the periods indicated were as follows:

	Six Months Ended June 30,
	2020	2019
	(Dollars in thousands)
Beginning balance	$50,322	$53,231
Provision for loan losses	10,366	921
Charge-offs:
Commercial and industrial	133	196
Consumer	80	137
Total charge-offs	213	333
Recoveries:
One- to four-family	13	—
Commercial real estate	—	5
Commercial and industrial	6	—
Home equity lines of credit	1	2
Consumer	52	39
Total recoveries	72	46
Net charge-offs	141	287
Ending balance	$60,547	$53,865
Allowance to non-accrual loans	1,585.00%	890.92%
Allowance to total loans outstanding	1.06%	0.92%
Net charge-offs to average loans outstanding	0.00%	0.01%

Our loan loss provision was $10.4 million for the six months ended June 30, 2020 compared to $921,000 for the six months ended June 30, 2019. The increase in the allowance for loan losses at June 30, 2020 compared to December 31, 2019 was primarily due to economic factors and industry conditions impacted by COVID-19.   We continue to assess the adequacy of our allowance for loan losses in accordance with established policies and are closely monitoring the evolving pandemic to ensure proper evaluation of its impact on our loan portfolio.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	June 30, 2020			December 31, 2019
			Percent of			Percent of
		Percent of	Loans in		Percent of	Loans in
		Allowance	Category		Allowance	Category
		to Total	of Total		to Total	of Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$1,530	2.5%	11.1%	$691	1.4%	11.5%
Multi-family	8,477	14.0	16.4	7,825	15.5	17.4
Home equity lines of credit	178	0.3	1.3	69	0.1	1.2
Commercial real estate	31,669	52.3	44.7	26,943	53.6	46.9
Construction	11,291	18.6	13.0	8,913	17.7	12.3
Total real estate loans	53,145	87.8	86.5	44,441	88.3	89.3
Commercial and industrial	7,332	12.1	13.3	5,765	11.5	10.5
Consumer	70	0.1	0.2	116	0.2	0.2
Total loans	$60,547	100.0%	100.0%	$50,322	100.0%	100.0%

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

We had impaired loans totaling $5.6 million and $6.3 million as of June 30, 2020 and December 31, 2019, respectively. At June 30, 2020, impaired loans totaling $557,000 had a valuation allowance of $7,000. Impaired loans totaling $2.8 million had a valuation allowance of $76,000 at December 31, 2019. Our average investment in impaired loans was $5.8 million and $4.7 million for the six months ended June 30, 2020 and 2019, respectively.

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

Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral dependent as of June 30, 2020 and considered any probable loss in determining the allowance for loan losses.

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

Securities Portfolio. At June 30, 2020 our securities portfolio was $29.4 million, or 0.5% of total assets, compared to $30.3 million, or 0.5% of total assets, at December 31, 2019. During the six months ended June 30, 2020, the securities portfolio decreased $896,000, or 3.0% primarily due to $2.4 million in maturities, calls and principal payments and a net unrealized loss recognized on marketable equity securities of $2.3 million, partially offset by purchases of $4.0 million. At June 30, 2020, the securities portfolio consisted of $13.0 million, or 44.3%, in debt securities and $16.4 million, or 55.7%, in marketable equity securities. Refer to Note 4, Securities, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our securities portfolio.

Deposits. Deposits are a major source of our funds for lending and other investment purposes. Our deposit base is comprised of noninterest-bearing demand, interest-bearing demand, money market, regular savings and other deposits, and certificates of deposit, which include brokered certificates of deposit. Total deposits decreased $101.1 million, or 2.1%, to $4.820 billion at June 30, 2020 from $4.921 billion at December 31, 2019. Refer to Note 6, Deposits, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our deposits.

The following table sets forth the average balances of deposits for the periods indicated.

	Six Months Ended June 30,
	2020			2019
			Percent			Percent
	Average	Average	of Total	Average	Average	of Total
	Balance	Rate	Deposits	Balance	Rate	Deposits
	(Dollars in thousands)
Noninterest-bearing demand deposits	$593,350	—%	14.7%	$488,897	—%	10.1%
Interest-bearing demand deposits	1,288,538	1.06	26.8	1,202,572	1.76	23.2
Money market deposits	707,022	0.93	15.7	687,260	1.26	13.5
Regular savings and other deposits	873,850	0.81	17.3	937,789	1.67	19.8
Certificates of deposit	1,403,507	1.97	25.5	1,641,012	2.11	33.4
Total	$4,866,267	1.13%	100.0%	$4,957,530	1.62%	100.0%

Borrowings. We use borrowings from the FHLB to supplement our supply of funds for loans and investments. Beginning in the second quarter of 2020, we utilized borrowings from the Federal Reserve’s PPPLF program to fund the origination of PPP loans. At June 30, 2020 and December 31, 2019, FHLB advances totaled $680.6 million and $636.2 million, respectively, with a weighted average rate of 2.27% and 2.57%, respectively. Federal Reserve PPPLF borrowings totaled $123.5 million with a weighted average rate of 0.35% at June 30, 2020. There were no Federal Reserve borrowings at December 31, 2019. Total borrowings increased $167.9 million, or 26.4%, during the six months ended June 30, 2020, reflecting a $25.0 million increase in short-term advances and a $142.9 million increase in long-term debt. During the six months ended June 30, 2020, the Bank entered into a short-term advance totaling $25.0 million with a term of nine months and an interest rate of 0.81%. The Bank entered into long-term FHLB advances totaling $110.0 million with terms ranging from one to five years and fixed interest rates ranging from 0.66% to 1.38% during the six months ended June 30, 2020. Advances maturing with the FHLB during the six months ended June 30, 2020 totaled $90.0 million and consisted of advances with original terms ranging from one to three years and interest rates ranging from 1.81% to 2.79%. The Bank entered into long-term PPPLF borrowings totaling $123.5 million with terms ranging from two to five years and a rate of 0.35% during the six months ended June 30, 2020. At June 30, 2020, we also had an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily, none of which was outstanding at that date. Refer to Note 7, Borrowings, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our borrowings.

Information relating to borrowings is detailed in the following table.

	Six Months Ended June 30,
	2020	2019
	(Dollars in thousands)
Balance outstanding at end of period	$804,101	$600,088
Average amount outstanding during the period	$704,583	$555,076
Weighted average interest rate during the period	2.38%	2.13%
Maximum outstanding at any month end	$804,101	$600,088
Weighted average interest rate at end of period	1.97%	2.55%

Stockholders’ Equity. Total stockholders’ equity increased $7.7 million, or 1.1%, to $734.3 million at June 30, 2020, from $726.6 million at December 31, 2019. The increase for the six months ended June 30, 2020 was primarily due to net income of $30.3 million and $2.9 million related to stock-based compensation plans, partially offset by the repurchase of one million shares of the Company’s common stock related to the stock repurchase program at a total cost of $17.7 million and dividends of $0.16 per share totaling $8.0 million. Stockholders’ equity to assets was 11.44% at June 30, 2020, compared to 11.45% at December 31, 2019. Book value per share increased to $14.01 at June 30, 2020 from $13.61 at December 31, 2019. At June 30, 2020, the Company and the Bank continued to exceed all regulatory capital requirements. Refer to “- Capital Management” within this report for more information regarding capital requirements and actual capital amounts and ratios for the Bank and the Company.

Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019

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

Net income information is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
	(Dollars in thousands, except per share amounts)
Net interest income	$47,371	$42,470	$4,901	11.5%	$92,469	$85,067	$7,402	8.7%
Provision for loan losses	9,641	78	9,563	12,260.3	10,366	921	9,445	1,025.5
Non-interest income	8,658	2,954	5,704	193.1	7,827	6,782	1,045	15.4
Non-interest expenses	23,301	25,117	(1,816)	(7.2)	49,621	50,913	(1,292)	(2.5)
Net income	17,279	15,168	2,111	13.9	30,256	30,239	17	0.1
Basic earnings per share	0.34	0.30	0.04	13.3	0.60	0.59	0.01	1.5
Diluted earnings per share	0.34	0.29	0.05	17.2	0.60	0.59	0.01	1.4
Return on average assets	1.08%	0.97%	0.11%	11.3	0.95%	0.97%	(0.02)%	(2.1)
Return on average equity	9.45%	8.75%	0.70%	8.0	8.27%	8.79%	(0.52)%	(5.9)

Net Interest Income.

Average Balance Sheets and Related Yields and Rates. The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of the tables, average balances have been calculated using daily average balances, and include non-accrual loans and purchase accounting related premium and discounts. The loan yields include the effect of amortization or accretion of deferred loan fees/costs and purchase accounting premiums/discounts to interest and fees on loans.

	Three Months Ended June 30,
	2020			2019
	Average Balance	Interest (1)	Yield Cost (1)(6)	Average Balance	Interest (1)	Yield Cost (1)(6)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$5,722,186	$62,164	4.37%	$5,809,827	$64,740	4.47%
Securities and certificates of deposits	33,282	262	3.17	36,447	312	3.43
Other interest-earning assets (3)	478,725	473	0.40	290,092	1,943	2.69
Total interest-earning assets	6,234,193	62,899	4.06	6,136,366	66,995	4.38
Noninterest-earning assets	153,567			136,159
Total assets	$6,387,760			$6,272,525
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,297,072	2,293	0.71	$1,215,832	5,584	1.84
Money market deposits	722,148	1,227	0.68	674,851	2,158	1.28
Regular savings and other deposits	841,600	995	0.48	954,811	3,961	1.66
Certificates of deposit	1,331,999	6,076	1.83	1,660,373	8,950	2.16
Total interest-bearing deposits	4,192,819	10,591	1.02	4,505,867	20,653	1.84
Borrowings	754,426	4,188	2.23	532,449	3,151	2.37
Total interest-bearing liabilities	4,947,245	14,779	1.20	5,038,316	23,804	1.90
Noninterest-bearing demand deposits	651,517			495,090
Other noninterest-bearing liabilities	57,922			45,506
Total liabilities	5,656,684			5,578,912
Total stockholders' equity	731,076			693,613
Total liabilities and stockholders' equity	$6,387,760			$6,272,525
Net interest-earning assets	$1,286,948			$1,098,050
Fully tax-equivalent net interest income		48,120			43,191
Less: tax-equivalent adjustments		(749)			(721)
Net interest income		$47,371			$42,470
Interest rate spread (1)(4)			2.86%			2.48%
Net interest margin (1)(5)			3.10%			2.82%
Average interest-earning assets to average interest-bearing liabilities		126.01%			121.79%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$4,844,336	$10,591	0.88%	$5,000,957	$20,653	1.66%
Total deposits and borrowings, including noninterest-bearing demand deposits	$5,598,762	$14,779	1.06%	$5,533,406	$23,804	1.73%

----------------------

(1)

Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, as well as resulting yields, interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the three months ended June 30, 2020 and 2019, yields on loans before tax-equivalent adjustments were 4.32% and 4.42%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 2.80% and 3.20%, respectively, and yields on total interest-earning assets before tax-equivalent adjustments were 4.01% and 4.33%, respectively. Interest rate spread before tax-equivalent adjustments for the three months ended June 30, 2020 and 2019 was 2.81% and 2.43%, respectively, while net interest margin before tax-equivalent adjustments for the three months ended June 30, 2020 and 2019 was 3.06% and 2.78%, respectively.
(2)	Loans on non-accrual status are included in average balances.
(3)	Includes FHLB stock and associated dividends.
(4)	Interest rate spread represents the difference between the tax-equivalent yield on interest-earning assets and the cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income (tax-equivalent basis) divided by average interest-earning assets.
(6)	Annualized.

	Six Months Ended June 30,
	2020			2019
	Average Balance	Interest (1)	Yield Cost (1)(6)	Average Balance	Interest (1)	Yield Cost (1)(6)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$5,732,019	$126,922	4.45%	$5,752,551	$127,065	4.45%
Securities and certificates of deposits	29,170	464	3.20	36,478	584	3.23
Other interest-earning assets (3)	439,520	2,259	1.03	321,472	4,520	2.84
Total interest-earning assets	6,200,709	129,645	4.20	6,110,501	132,169	4.36
Noninterest-earning assets	157,599			127,095
Total assets	$6,358,308			$6,237,596
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,288,538	6,790	1.06	$1,202,572	10,524	1.76
Money market deposits	707,022	3,281	0.93	687,260	4,306	1.26
Regular savings and other deposits	873,850	3,527	0.81	937,789	7,763	1.67
Certificates of deposit	1,403,507	13,762	1.97	1,641,012	17,211	2.11
Total interest-bearing deposits	4,272,917	27,360	1.29	4,468,633	39,804	1.80
Borrowings	704,583	8,339	2.38	555,076	5,876	2.13
Total interest-bearing liabilities	4,977,500	35,699	1.44	5,023,709	45,680	1.83
Noninterest-bearing demand deposits	593,350			488,897
Other noninterest-bearing liabilities	55,805			37,324
Total liabilities	5,626,655			5,549,930
Total stockholders' equity	731,653			687,666
Total liabilities and stockholders' equity	$6,358,308			$6,237,596
Net interest-earning assets	$1,223,209			$1,086,792
Fully tax-equivalent net interest income		93,946			86,489
Less: tax-equivalent adjustments		(1,477)			(1,422)
Net interest income		$92,469			$85,067
Interest rate spread (1)(4)			2.76%			2.53%
Net interest margin (1)(5)			3.05%			2.85%
Average interest-earning assets to average interest-bearing liabilities		124.57%			121.63%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$4,866,267	$27,360	1.13%	$4,957,530	$39,804	1.62%
Total deposits and borrowings, including noninterest-bearing demand deposits	$5,570,850	$35,699	1.29%	$5,512,606	$45,680	1.67%

(1)

Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, as well as resulting yields, interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the six months ended June 30, 2020 and 2019, yields on loans before tax-equivalent adjustments were 4.40% and 4.41%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 2.94% and 3.02%, respectively, and yields on total interest-earning assets before tax-equivalent adjustments were 4.16% and 4.31%, respectively.

Interest rate spread before tax-equivalent adjustments for the six months ended June 30, 2020 and 2019 was 2.72% and 2.48%, respectively, while net interest margin before tax-equivalent adjustments for the six months ended June 30, 2020 and 2019 was 3.00% and 2.81%, respectively.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2020 Compared to 2019			2020 Compared to 2019
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:
Loans	$(1,036)	$(1,540)	$(2,576)	$(131)	$(12)	$(143)
Securities and certificates of deposit	(26)	(24)	(50)	(115)	(5)	(120)
Other interest-earning assets	793	(2,263)	(1,470)	1,282	(3,543)	(2,261)
Total	(269)	(3,827)	(4,096)	1,036	(3,560)	(2,524)
Interest expense:
Deposits	(1,561)	(8,501)	(10,062)	(2,011)	(10,433)	(12,444)
Borrowings	1,234	(197)	1,037	1,726	737	2,463
Total	(327)	(8,698)	(9,025)	(285)	(9,696)	(9,981)
Change in fully tax-equivalent net interest income	$58	$4,871	$4,929	$1,321	$6,136	$7,457

The interest rate spread and net interest margin on a tax-equivalent basis were 2.86% and 3.10%, respectively, for the three months ended June 30, 2020 compared to 2.48% and 2.82%, respectively, for the three months ended June 30, 2019. For the six months ended June 30, 2020, the interest rate spread and net interest margin on a tax-equivalent basis were 2.76% and 3.05%, respectively, compared to 2.53% and 2.85%, respectively, for the six months ended June 30, 2019. Net interest income increased 11.5% and 8.7% for the three and six months ended June 30, 2020, respectively, compared to the respective prior periods and was primarily due to the substantial reduction in the cost of funds.

The yield on interest-earning assets on a tax-equivalent basis decreased 32 basis points to 4.06% for the three months ended June 30, 2020, compared to 4.38% for the three months ended June 30, 2019, while the cost of funds decreased 67 basis points to 1.06% from 1.73% for the three months ended June 30, 2020 and 2019, respectively. The decrease in interest income was primarily due to a decrease in yield on loans of 10 basis points to 4.37% on a tax-equivalent basis, from 4.47%, and a 229 basis point decrease in yield on other earning assets to 0.40%, from 2.69%, for the three months ended June 30, 2019. Interest and fees on loans included commercial loan prepayment fees of $971,000 and $136,000 for the three months ended June 30, 2020 and 2019, respectively. Interest and fees on loans also included earned mortgage point income of $741,000 and $546,000 for the three months ended June 30, 2020 and 2019, respectively. The decrease in interest expense on deposits was primarily due to the decrease in average total deposits to $4.844 billion and an decrease in the average total cost of deposits of 78 basis points to 0.88% for the three months ended June 30, 2020 compared to 1.66% for the same period in 2019. The increase in interest expense on borrowings was primarily due to an increase in average total borrowings of $222.0 million, or 41.7%, to $754.4 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, partially offset by a 14 basis point decrease in the cost of average borrowings to 2.23%. The increase in average borrowings includes the addition of $123.5 million in PPPLF borrowings during the second quarter of 2020.

The yield on interest-earning assets on a tax-equivalent basis decreased 16 basis points to 4.20% for the six months ended June 30, 2020 , compared to 4.36% for the six months ended June 30, 2020, while the cost of funds decreased 38 basis points to 1.29% from 1.67% for the six months ended June 30, 2020 and 2019, respectively. The decrease in interest income was primarily due to a decrease in the yield on other earning assets of 181 basis points to 1.03%, from 2.84%, for the six months ended June 30, 2019. Interest and fees on loans included commercial loan prepayment fees of $1.8 million and $337,000 for the six months ended June 30,

2020 and 2019, respectively. Interest and fees on loans also included earned mortgage point income of $1.7 million and $1.0 million for the six months ended June 30, 2020 and 2019, respectively. The decrease in interest expense on deposits was primarily due to the decrease in average total deposits of $91.3 million, or 1.8%, to $4.866 billion and a decrease in the average total cost of deposits of 49 basis points to 1.13% for the six months ended June 30, 2020 compared to 1.62% for the same period in 2019. The increase in interest expense on borrowings was primarily due to an increase in average borrowings of $149.5 million, or 26.9%, to $704.6 million and an increase in the cost of average borrowings of 25 basis points to 2.38% for the six months ended June 30, 2020 compared to 2.13% for the six months ended June 30, 2019.

Provision for Loan Losses. The provision for loan loss for the three months ended June 30, 2020 was $9.6 million compared to $78,000 for the three months ended June 30, 2019. For the six months ended June 30, 2020, the provision for loan loss was $10.4 million compared to $921,000 for June 30, 2019. The increases in the provision reflect the application of economic uncertainties and market volatility caused by COVID-19 to the factors used to determine the Company’s provision. For further discussion of the changes in the provision and allowance for loan losses, refer to “Comparison of Financial Condition at June 30, 2020 and December 31, 2019 - Allowance for Loan Losses.”

Non-Interest Income. Non-interest income information is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
	(Dollars in thousands)
Customer service fees	$1,948	$2,288	$(340)	(14.9)%	$4,045	$4,385	$(340)	(7.8)%
Loan fees	(35)	53	(88)	(166.0)	639	130	509	391.5
Mortgage banking gains, net	118	101	17	16.8	529	141	388	275.2
Gain on sale of asset	4,195	—	4,195	—	4,195	—	4,195	—
Gain (loss) gain on marketable equity securities, net	2,025	223	1,802	808.1	(2,319)	1,549	(3,868)	(249.7)
Income from bank-owned life insurance	273	280	(7)	(2.5)	570	561	9	1.6
Gain on life insurance distribution	124	—	124	—	124	—	124	—
Other income	10	9	1	11.1	44	16	28	175.0
Total non-interest income	$8,658	$2,954	$5,704	193.1%	$7,827	$6,782	$1,045	15.4%

The increase in non-interest income for the three months ended June 30, 2020 was due primarily to a $4.2 million gain on sale of asset, reflecting the sale of the Bank’s former operation center in South Boston, and an increase of $1.8 million gain on marketable equity securities, net, reflecting increases in market valuations in the second quarter of 2020, partially offset by a decrease of $340,000 in customer service fees. The increase in non-interest income for the six months ended June 30, 2020 was due primarily to a $4.2 million gain on sale of asset in the second quarter of 2020, and increases of $509,000 in loan fees and $388,000 in mortgage banking gains, net, partially offset by a $2.3 million loss on marketable equity securities, net for the six months ended June 30, 2020, compared to a $1.5 million gain on marketable equity securities, net for the six months ended June 30, 2019, and by a decrease of $340,000 in customer service fees. Refer to Note 4, Securities, in the Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our securities portfolio.

Non-Interest Expense. Non-interest expense information is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
	(Dollars in thousands)				(Dollars in thousands)
Salaries and employee benefits	$13,858	$14,916	$(1,058)	(7.1)%	$29,772	$30,548	$(776)	(2.5)%
Occupancy and equipment	3,739	3,650	89	2.4	7,663	7,246	417	5.8
Data processing	2,133	2,009	124	6.2	4,270	3,979	291	7.3
Marketing and advertising	1,030	1,299	(269)	(20.7)	2,260	2,461	(201)	(8.2)
Professional services	695	784	(89)	(11.4)	1,692	1,644	48	2.9
Deposit insurance	606	929	(323)	(34.8)	1,275	1,941	(666)	(34.3)
Other general and administrative	1,240	1,530	(290)	(19.0)	2,689	3,094	(405)	(13.1)
Total non-interest expenses	$23,301	$25,117	$(1,816)	(7.2)%	$49,621	$50,913	$(1,292)	(2.5)%

The Company’s successful efforts to limit overhead expenses during the COVID-19 shutdown led to decreases in salaries and employee benefits, other general and administrative, marketing and advertising, and professional services expenses. The increases in occupancy and equipment expenses and data processing include costs associated with the expansion of our branch network, including one new branch that opened in the third quarter of 2019, one new branch that opened in the fourth quarter of 2019 and two new branches that opened in late July 2020.

Income Tax Provision. The Company recorded a provision for income taxes of $5.8 million for the three months ended June 30, 2020, reflecting an effective tax rate of 25.2%, compared to $5.1 million, or a 25.0% effective tax rate, for the three months ended June 30, 2019. For the six months ended June 30, 2020, the provision for income taxes was $10.1 million, reflecting an effective rate of 24.9%, compared to $9.8 million, or an effective rate of 24.4% for the six months ended June 30, 2019.

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

Our most liquid assets are cash and due from banks. The level of this asset depends on our operating, financing, lending and investing activities during any given period. At June 30, 2020, cash and due from banks totaled $508.6 million. In addition, at June 30, 2020, we had $755.8 million of available borrowing capacity with the FHLB, including a $9.4 million line of credit. On June 30, 2020, we had $680.6 million of FHLB advances outstanding. We periodically pledge additional multi-family and commercial real estate loans held in the Bank’s portfolio as qualified collateral to increase our borrowing capacity with the FHLB.

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

A significant use of our liquidity is the funding of loan originations. At June 30, 2020 and December 31, 2019, we had total loan commitments outstanding of $1.128 billion and $1.289 billion, respectively. Historically, many of the commitments expire without being fully drawn; therefore, the total amount of commitments does not necessarily represent future cash requirements. Refer to Note 8, Commitments and Contingencies and Derivatives, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our outstanding commitments.

Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of June 30, 2020 totaled $894.9 million, or 72.7% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained with us. We have the ability to attract and retain deposits by adjusting the interest rates offered and accepting brokered certificates of deposit when it is deemed cost effective.

Meridian Bancorp, Inc. is a separate legal entity from East Boston Savings Bank, and it must provide for its own liquidity to pay dividends and repurchase its common stock and for other corporate purposes. Meridian Bancorp, Inc.’s primary source of liquidity is the remaining proceeds from the 2014 second-step offering, which may be augmented by dividend payments received from East Boston Savings Bank. The ability of East Boston Savings Bank to pay dividends is subject to regulatory requirements. At June 30, 2020, Meridian Bancorp, Inc. (on an unconsolidated basis) had cash and cash equivalents and equity securities totaling $19.9 million, reflecting an $18.0 million dividend received from the Bank during the quarter ended June 30, 2020.

Capital Management. Both the Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2020, both the Company and the Bank exceeded all of their respective regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

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

The Company may use capital management tools such as cash dividends and common share repurchases. We are subject to the Federal Reserve Board’s notice provisions for stock repurchases. The Company repurchased no shares of its common stock during the three months ended June 30, 2020. As of June 30, 2020, the Company had repurchased 4,698,165 shares of its stock at an average price of $15.66 per share since August of 2015. During the six months ended June 30, 2020 the Company’s Board of Directors declared two quarterly cash dividends of $0.08 per common share on February 27, 2020 and May 28, 2020. The dividend declared on May 28, 2020 was paid on July 2, 2020 to stockholders of record at the close of business on June 18, 2020.

The Company’s and the Bank’s actual capital amounts and ratios follow:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2020
Community Bank Leverage Ratio:
Company	$711,908	11.2%	N/A	N/A	$509,166	8.0%
Bank	676,407	10.6	N/A	N/A	509,272	8.0

December 31, 2019
Total Capital (to Risk Weighted Assets):
Company	$754,555	12.6%	$478,497	8.0%	N/A	N/A
Bank	711,405	11.9	478,302	8.0	$597,877	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Company	704,233	11.8	358,873	6.0	N/A	N/A
Bank	661,083	11.1	358,726	6.0	478,302	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	704,233	11.8	269,155	4.5	N/A	N/A
Bank	661,083	11.1	269,045	4.5	388,620	6.5
Tier 1 Capital (to Average Assets):
Company	704,233	11.1	252,862	4.0	N/A	N/A
Bank	661,083	10.5	252,623	4.0	315,779	5.0

A reconciliation of the Company’s and Bank’s stockholders’ equity to regulatory capital follows:

	June 30,		December 31,
	2020		2019
	Consolidated	Bank	Consolidated	Bank
	(In thousands)
Total stockholders' equity per financial statements	$734,273	$698,772	$726,587	$683,437
Adjustments to Tier 1 and Common Equity Tier 1 capital:
Accumulated other comprehensive loss (income)	(100)	(100)	147	147
Goodwill disallowed	(20,378)	(20,378)	(20,378)	(20,378)
Core deposit intangible	(1,887)	(1,887)	(2,123)	(2,123)
Total Tier 1 and Common Equity Tier 1 capital	711,908	676,407	704,233	661,083
Adjustments to total capital:
Allowance for loan losses	60,547	60,547	50,322	50,322
Total regulatory capital	$772,455	$736,954	$754,555	$711,405

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

For the six months ended June 30, 2020, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Increase (Decrease)	June 30, 2020			December 31, 2019
in Market Interest Rates	Amount	Change	Percent	Amount	Change	Percent
	(Dollars in thousands)
300	$185,568	$(16,281)	(8.07)%	$149,190	$(30,374)	(16.92)%
Flat	201,849			179,564
-100	200,422	(1,427)	(0.71)	185,647	6,083	3.39

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

ITEM 1A.   RISK FACTORS

For information regarding our risk factors, see “Risk Factors,” in the Company’s 2019 Annual Report on Form 10-K, filed with the SEC on March 2, 2020, which is available through the SEC’s website at www.sec.gov. As of June 30, 2020, our risk factors had not changed materially from those reported in the annual report, except for those disclosed in our March 31, 2020 Form 10-Q, filed with the SEC on May 11, 2020. The risks described in the Annual Report and the March 31, 2020 Form 10-Q are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a.)	Not applicable
(b.)	Not applicable
(c.)

For the three months ended June 30, 2020 there were no repurchases of Meridian Bancorp, Inc. stock. In April 2019, the Company announced that it had adopted a new stock repurchase program of up to 0.9% of its outstanding common stock, or 500,000 shares of its common stock. In October 2019, the repurchase program was amended to increase the number of shares available for repurchase by up to 824,544, or 1.5% of the Company’s outstanding common stock. The Company completed the repurchase of the 1,324,544 shares under this plan in March 2020.

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

MERIDIAN BANCORP, INC. (Registrant)

Date: August 10, 2020	By:	/s/ Richard J. Gavegnano
Richard J. Gavegnano Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2020	By:	/s/ Kenneth R. Fisher
Kenneth R. Fisher
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)