Form 10-Q
period 2020-09-30
Meridian Bancorp, Inc.
filed 2020-11-09
CIK 1600125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2020

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

As of November 2, 2020, there were 52,413,159 outstanding shares of the Registrant’s common stock.

MERIDIAN BANCORP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2020	2019
	(Dollars in thousands)
ASSETS
Cash and due from banks	$702,138	$406,382
Certificates of deposit	—	247
Securities available for sale, at fair value	12,183	15,076
Marketable equity securities, at fair value	16,203	15,243
Federal Home Loan Bank stock, at cost	33,282	28,947
Loans held for sale	11,662	2,455
Loans, net of deferred fees and costs	5,651,440	5,747,862
Less: allowance for loan losses	(67,639)	(50,322)
Loans, net	5,583,801	5,697,540
Bank-owned life insurance	41,606	41,155
Premises and equipment, net	67,917	65,841
Accrued interest receivable	21,460	14,481
Deferred tax asset, net	17,007	16,726
Goodwill	20,378	20,378
Core deposit intangible	1,769	2,123
Other assets	37,327	17,100
Total assets	$6,566,733	$6,343,694
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non interest-bearing	$707,458	$524,154
Interest-bearing	4,244,569	4,397,379
Total deposits	4,952,027	4,921,533
Short-term borrowings	25,000	—
Long-term debt	779,279	636,245
Accrued expenses and other liabilities	62,163	59,329
Total liabilities	5,818,469	5,617,107
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 52,413,120 and 53,377,506 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	524	534
Additional paid-in capital	363,093	377,213
Retained earnings	400,649	365,742
Accumulated other comprehensive income (loss)	91	(147)
Unearned compensation - ESOP, 2,222,186 and 2,313,509 shares at September 30, 2020 and December 31, 2019, respectively	(16,093)	(16,755)
Total stockholders' equity	748,264	726,587
Total liabilities and stockholders' equity	$6,566,733	$6,343,694

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$60,918	$66,121	$186,400	$191,802
Interest on debt securities:
Taxable	63	101	225	319
Tax-exempt	13	12	38	38
Dividends on equity securities	118	137	357	384
Interest on certificates of deposit	—	18	1	73
Other interest and dividend income	494	2,136	2,753	6,656
Total interest and dividend income	61,606	68,525	189,774	199,272
Interest expense:
Interest on deposits	8,746	20,178	36,106	59,982
Interest on short-term borrowings	52	1	112	296
Interest on borrowings	3,999	4,129	12,278	9,710
Total interest expense	12,797	24,308	48,496	69,988
Net interest income	48,809	44,217	141,278	129,284
Provision (reversal) for loan losses	7,163	(2,978)	17,529	(2,057)
Net interest income, after provision (reversal) for loan losses	41,646	47,195	123,749	131,341
Non-interest income:
Customer service fees	2,193	2,428	6,238	6,813
Loan fees	264	436	903	566
Mortgage banking gains, net	704	99	1,233	240
Gain on sale of asset	—	—	4,195	—
Gain (loss) on marketable equity securities, net	122	(463)	(2,197)	1,086
Income from bank-owned life insurance	272	285	842	846
Other income	17	64	185	80
Total non-interest income	3,572	2,849	11,399	9,631
Non-interest expenses:
Salaries and employee benefits	13,426	15,101	43,198	45,649
Occupancy and equipment	3,734	3,657	11,397	10,903
Data processing	2,196	2,026	6,466	6,005
Marketing and advertising	554	1,019	2,814	3,480
Professional services	688	680	2,380	2,324
Deposit insurance	692	10	1,967	1,951
Other general and administrative	1,540	1,354	4,229	4,448
Total non-interest expenses	22,830	23,847	72,451	74,760
Income before income taxes	22,388	26,197	62,697	66,212
Provision for income taxes	5,714	6,508	15,767	16,284
Net income	$16,674	$19,689	$46,930	$49,928
Earnings per share:
Basic	$0.33	$0.39	$0.93	$0.98
Diluted	$0.33	$0.38	$0.93	$0.97
Weighted average shares outstanding:
Basic	50,169,024	50,923,760	50,311,231	51,031,359
Diluted	50,248,048	51,454,186	50,459,326	51,477,206

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net income	$16,674	$19,689	$46,930	$49,928
Other comprehensive income:
Securities available for sale:
Net unrealized (loss) gain	(13)	100	330	550
Tax effect	4	(28)	(92)	(154)
Total other comprehensive (loss) income	(9)	72	238	396
Comprehensive income	$16,665	$19,761	$47,168	$50,324

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation - ESOP	Total
	(Dollars in thousands)
Nine Months Ended September 30, 2020
Balance at December 31, 2019	53,377,506	$534	$377,213	$365,742	$(147)	$(16,755)	$726,587
Comprehensive income	—	—	—	12,977	166	—	13,143
Dividends declared ($0.08 per share)	—	—	—	(4,007)	—	—	(4,007)
Repurchased stock related to buyback program	(1,000,000)	(10)	(17,670)	—	—	—	(17,680)
ESOP shares committed to be allocated (30,441 shares)	—	—	287	—	—	220	507
Share-based compensation expense - restricted stock, net of awards forfeited	(5,245)	—	640	—	—	—	640
Share-based compensation expense - stock options, net of awards forfeited	—	—	380	—	—	—	380
Shares surrendered related to tax withholdings on stock options exercised	(709)	—	—	—	—	—	—
Stock options exercised	30,843	—	51	—	—	—	51
Balance at March 31, 2020	52,402,395	$524	$360,901	$374,712	$19	$(16,535)	$719,621
Comprehensive income	—	—	—	17,279	81	—	17,360
Dividends declared ($0.08 per share)	—	—	—	(4,008)	—	—	(4,008)
ESOP shares committed to be allocated (30,441 shares)	—	—	117	—	—	221	338
Share-based compensation expense - restricted stock, net of awards forfeited	4,320	—	597	—	—	—	597
Share-based compensation expense - stock options, net of awards forfeited	—	—	362	—	—	—	362
Stock options exercised	464	—	3	—	—	—	3
Balance at June 30, 2020	52,407,179	$524	$361,980	$387,983	$100	$(16,314)	$734,273
Comprehensive income	—	—	—	16,674	(9)	—	16,665
Dividends declared ($0.08 per share)	—	—	—	(4,008)	—	—	(4,008)
ESOP shares committed to be allocated (30,441 shares)	—	—	125	—	—	221	346
Share-based compensation expense - restricted stock, net of awards forfeited	(180)	—	617	—	—	—	617
Share-based compensation expense - stock options, net of awards forfeited	—	—	344	—	—	—	344
Stock options exercised	6,121	—	27	—	—	—	27
Balance at September 30, 2020	52,413,120	$524	$363,093	$400,649	$91	$(16,093)	$748,264

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation - ESOP	Total
	(Dollars in thousands)
Nine Months Ended September 30, 2019
Balance at December 31, 2018	53,541,429	$535	$378,583	$313,521	$(348)	$(17,637)	$674,654
Comprehensive income	—	—	—	15,071	184	—	15,255
Dividends declared ($0.07 per share)	—	—	—	(3,569)	—	—	(3,569)
Repurchased stock related to buyback program	(104,177)	(1)	(1,646)	—	—	—	(1,647)
ESOP shares committed to be allocated (30,441 shares)	—	—	258	—	—	221	479
Share-based compensation expense - restricted stock, net of awards forfeited	(455)	—	681	—	—	—	681
Share-based compensation expense - stock options, net of awards forfeited	—	—	407	—	—	—	407
Shares surrendered related to tax withholdings on stock options exercised	(4,458)	—	(71)	—	—	—	(71)
Stock options exercised	110,307	1	198	—	—	—	199
Balance at March 31, 2019	53,542,646	$535	$378,410	$325,023	$(164)	$(17,416)	$686,388
Comprehensive income	—	—	—	15,168	140	—	15,308
Dividends declared ($0.07 per share)	—	—	—	(3,563)	—	—	(3,563)
Repurchased stock related to buyback program	(236,842)	(2)	(4,073)	—	—	—	(4,075)
ESOP shares committed to be allocated (30,441 shares)	—	—	300	—	—	220	520
Share-based compensation expense - restricted stock, net of awards forfeited	11,820	—	689	—	—	—	689
Share-based compensation expense - stock options, net of awards forfeited	—	—	411	—	—	—	411
Stock options exercised	4,181	—	23	—	—	—	23
Balance at June 30, 2019	53,321,805	$533	$375,760	$336,628	$(24)	$(17,196)	$695,701
Comprehensive income	—	—	—	19,689	72	—	19,761
Dividends declared ($0.07 per share)	—	—	—	(3,559)	—	—	(3,559)
Repurchased stock related to buyback program	(87,801)	(1)	(1,547)	—	—	—	(1,548)
ESOP shares committed to be allocated (30,441 shares)	—	—	333	—	—	221	554
Share-based compensation expense - restricted stock, net of awards forfeited	(6,200)	—	695	—	—	—	695
Share-based compensation expense - stock options, net of awards forfeited	(7,067)	—	414	—	—	—	414
Shares surrendered related to tax withholdings on stock options exercised	—	—	(131)	—	—	—	(131)
Stock options exercised	76,324	1	94	—	—	—	95
Balance at September 30, 2019	53,297,061	$533	$375,618	$352,758	$48	$(16,975)	$711,982

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$46,930	$49,928
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of acquisition fair value adjustments	66	50
Amortization of core deposit intangible	354	399
ESOP shares expense	1,191	1,553
Provision (reversal) for loan losses	17,529	(2,057)
Accretion of net deferred loan origination fees	(2,452)	(1,786)
Net amortization of securities available for sale	47	35
Depreciation and amortization expense	2,560	2,370
Loss (gain) on marketable equity securities, net	2,197	(1,086)
Gain on sale of asset	(4,195)	—
Deferred income tax benefit	(373)	(351)
Income from bank-owned life insurance	(842)	(846)
Gain on life insurance distribution	—	(52)
Share-based compensation expense	2,940	3,297
Net changes in:
Loans held for sale	(9,207)	(1,419)
Accrued interest receivable	(6,979)	(38)
Other assets	(20,227)	(7,668)
Accrued expenses and other liabilities	2,725	7,758
Net cash provided by operating activities	32,264	50,087
Cash flows from investing activities:
Maturities of certificates of deposit	247	5,000
Activity in securities, at fair value:
Proceeds from maturities, calls and principal payments	3,176	1,862
Proceeds from sales	862	223
Purchases	(4,019)	—
Loan principal payments (originations), net	98,582	(100,438)
Proceeds from bank-owned life insurance distribution	391	365
Proceeds from sale of asset	5,836	—
Purchases of premises and equipment	(5,906)	(4,691)
Purchase of Federal Home Loan Bank stock	(4,335)	(2,570)
Redemption of Federal Home Loan Bank stock	—	2,810
Net cash provided by (used in) investing activities	94,834	(97,439)
Cash flows from financing activities:
Net change in deposits	30,508	71,532
Net change in borrowings with maturities less than three months	—	(50,000)
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	135,000	160,000
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(90,620)	(60,265)
Proceeds from Federal Reserve PPPLF borrowings with maturities of three months or more	123,660	—
Repayment of Federal Reserve PPPLF borrowings with maturities of three months or more	(6)	—
Cash dividends paid on common stock	(12,285)	(10,694)
Stock options exercised, net of cash paid in connection with income taxes	81	115
Repurchase of common stock	(17,680)	(7,270)
Net cash provided by financing activities	168,658	103,418
Net change in cash and cash equivalents	295,756	56,066
Cash and cash equivalents at beginning of period	406,382	371,995
Cash and cash equivalents at end of period	$702,138	$428,061
Supplemental cash flow information:
Interest paid on deposits	$39,413	$58,947
Interest paid on borrowings	12,373	9,449
Income taxes paid, net of refunds	25,144	17,625

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (“SEC”) on March 2, 2020, and is available through the SEC’s website at www.sec.gov.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Adopted During the Period

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2017-04, Intangibles — Goodwill and Other (Topic 350). The update intends to simplify the subsequent measurement of goodwill by requiring an entity to compare the fair value of a reporting unit to its carrying value, including goodwill. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the impairment charge should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 became effective for the Company on January 1, 2020 and is not expected to have a material impact on the Company’s financial statements. Goodwill testing will be completed during the fourth quarter or at such time as determined through a detailed assessment by management.

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

Basic and diluted earnings per share have been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands, except share information)
Net income available to common stockholders	$16,674	$19,689	$46,930	$49,928
Basic weighted average shares outstanding	50,169,024	50,923,760	50,311,231	51,031,359
Effect of dilutive stock options	79,024	530,426	148,095	445,847
Diluted weighted average shares outstanding	50,248,048	51,454,186	50,459,326	51,477,206
Earnings per share:
Basic	$0.33	$0.39	$0.93	$0.98
Diluted	$0.33	$0.38	$0.93	$0.97

For the three months ended September 30, 2020 and 2019, options for the exercise of 132,569 shares and 86,110 shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. For the nine months ended September 30, 2020 and 2019, options for the exercise of 131,483 and 116,082 shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. An anti-dilutive option exists when the average stock price for the period is less than the exercise price of the option.

4. SECURITIES

Securities Available for Sale

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
September 30, 2020
Debt securities:
Government-sponsored enterprises	$373	$24	$—	$397
Municipal bonds	2,077	143	—	2,220
Residential mortgage-backed securities:
Government-sponsored enterprises	8,512	373	(11)	8,874
Private label	571	121	—	692
Total securities available for sale	$11,533	$661	$(11)	$12,183
December 31, 2019
Debt securities:
Government-sponsored enterprises	$1,528	$28	$—	$1,556
Municipal bonds	2,085	66	—	2,151
Residential mortgage-backed securities:
Government-sponsored enterprises	10,559	168	(34)	10,693
Private label	584	92	—	676
Total securities available for sale	$14,756	$354	$(34)	$15,076

At September 30, 2020 debt securities with a fair value of $1.9 million and $278,000 were pledged as collateral for Federal Home Loan Bank of Boston (“FHLB”) borrowings and for the Federal Reserve Bank discount window borrowings, respectively.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2020 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	After One Year
	Through Five Years		After Five Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Government-sponsored enterprises	$—	$—	$373	$397	$373	$397
Municipal bonds	523	570	1,554	1,650	2,077	2,220
Residential mortgage-backed securities:
Government-sponsored enterprises	504	516	8,008	8,358	8,512	8,874
Private label	—	—	571	692	571	692
Total	$1,027	$1,086	$10,506	$11,097	$11,533	$12,183

Information pertaining to securities available for sale as of September 30, 2020 and December 31, 2019, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
September 30, 2020
Debt securities:
Residential mortgage-backed securities:
Government-sponsored enterprises	$8	$520	$3	$144
Total temporarily impaired securities	$8	$520	$3	$144

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
December 31, 2019
Debt securities:
Residential mortgage-backed securities:
Government-sponsored enterprises	$—	$—	$34	$3,370
Total temporarily impaired securities	$—	$—	$34	$3,370

The Company determined no debt securities were other-than-temporarily impaired for the nine months ended September 30, 2020 and 2019. Management evaluates debt securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.

Marketable Equity Securities

Marketable equity securities consist of common stocks and money market mutual funds. The Company held equity securities with an aggregate fair value of $16.2 million and $15.2 million at September 30, 2020 and December 31, 2019, respectively.

The following is a summary of unrealized and realized gains and losses recognized in net income on marketable equity securities during the three and nine months September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In thousands)
Net realized gain (loss) on marketable equity securities sold during the period	$70	$—	$(267)	$(155)
Net unrealized gain (loss) recognized during the reporting period on marketable equity securities still held at the reporting date	52	(463)	(1,930)	1,241
Net gain (loss) recognized during the period on marketable equity securities	$122	$(463)	$(2,197)	$1,086

5. LOANS

A summary of loans follows:

	September 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$604,037	10.7%	$659,366	11.5%
Home equity lines of credit	73,581	1.3	69,491	1.2
Multi-family	941,409	16.6	1,003,418	17.4
Commercial real estate	2,595,124	45.9	2,696,671	46.9
Construction	666,375	11.8	707,370	12.3
Total real estate loans	4,880,526	86.3	5,136,316	89.3
Commercial and industrial	766,418	13.5	604,889	10.5
Consumer	12,213	0.2	12,196	0.2
Total loans	5,659,157	100.0%	5,753,401	100.0%
Allowance for loan losses	(67,639)		(50,322)
Net deferred loan origination fees	(7,717)		(5,539)
Loans, net	$5,583,801		$5,697,540

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At September 30, 2020 and December 31, 2019, the Company was servicing loans for participants aggregating $126.5 million and $173.7 million, respectively.

At September 30, 2020, multi-family and commercial real estate loans with carrying values totaling $329.5 million and $1.423 billion, respectively, were pledged as collateral for FHLB borrowings.

An analysis of the allowance for loan losses and related information follows:

	Three Months Ended September 30, 2020
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at June 30, 2020	$1,530	$8,477	$178	$31,669	$11,291	$7,332	$70	$60,547
Provision (reversal) for loan losses	764	561	101	5,673	(896)	921	39	7,163
Charge-offs	—	—	—	—	—	(25)	(55)	(80)
Recoveries	—	—	1	—	—	3	5	9
Balance at September 30, 2020	$2,294	$9,038	$280	$37,342	$10,395	$8,231	$59	$67,639

	Three Months Ended September 30, 2019
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at June 30, 2019	$835	$8,593	$66	$27,786	$10,254	$6,238	$93	$53,865
Provision (reversal) for loan losses	(202)	(150)	(7)	(380)	(1,718)	(580)	59	(2,978)
Charge-offs	—	—	—	—	—	—	(74)	(74)
Recoveries	—	—	1	—	—	—	17	18
Balance at September 30, 2019	$633	$8,443	$60	$27,406	$8,536	$5,658	$95	$50,831

	Nine Months Ended September 30, 2020
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at December 31, 2019	$691	$7,825	$69	$26,943	$8,913	$5,765	$116	$50,322
Provision (reversal) for loan losses	1,590	1,213	209	10,399	1,482	2,615	21	17,529
Charge-offs	—	—	—	—	—	(158)	(135)	(293)
Recoveries	13	—	2	—	—	9	57	81
Balance at September 30, 2020	$2,294	$9,038	$280	$37,342	$10,395	$8,231	$59	$67,639

	Nine Months Ended September 30, 2019
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at December 31, 2018	$1,033	$8,240	$70	$27,785	$9,755	$6,236	$112	$53,231
Provision (reversal) for loan losses	(400)	203	(13)	(384)	(1,219)	(382)	138	(2,057)
Charge-offs	—	—	—	—	—	(196)	(211)	(407)
Recoveries	—	—	3	5	—	—	56	64
Balance at September 30, 2019	$633	$8,443	$60	$27,406	$8,536	$5,658	$95	$50,831

	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
September 30, 2020
Amount of allowance for loan losses for loans deemed to be impaired	$1	$—	$—	$—	$—	$—	$—	$1
Amount of allowance for loan losses for loans not deemed to be impaired	2,293	9,038	280	37,342	10,395	8,231	59	67,638
	$2,294	$9,038	$280	$37,342	$10,395	$8,231	$59	$67,639
Loans deemed to be impaired	$834	$—	$—	$1,922	$—	$2,590	$—	$5,346
Loans not deemed to be impaired	603,203	941,409	73,581	2,593,202	666,375	763,828	12,213	5,653,811
	$604,037	$941,409	$73,581	$2,595,124	$666,375	$766,418	$12,213	$5,659,157

December 31, 2019
Amount of allowance for loan losses for loans deemed to be impaired	$36	$—	$—	$—	$—	$40	$—	$76
Amount of allowance for loan losses for loans not deemed to be impaired	655	7,825	69	26,943	8,913	5,725	116	50,246
	$691	$7,825	$69	$26,943	$8,913	$5,765	$116	$50,322
Loans deemed to be impaired	$1,268	$252	$—	$2,399	$—	$2,386	$—	$6,305
Loans not deemed to be impaired	658,098	1,003,166	69,491	2,694,272	707,370	602,503	12,196	5,747,096
	$659,366	$1,003,418	$69,491	$2,696,671	$707,370	$604,889	$12,196	$5,753,401

The following table provides information about the Company’s past due and non-accrual loans:

	30-59	60-89	90 Days
	Days	Days	or Greater	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(In thousands)
September 30, 2020
Real estate loans:
Residential real estate:
One- to four-family	$892	$491	$868	$2,251	$3,041
Home equity lines of credit	1	—	20	21	20
Total real estate loans	893	491	888	2,272	3,061
Commercial and industrial	17	—	360	377	541
Consumer	664	380	—	1,044	—
Total	$1,574	$871	$1,248	$3,693	$3,602

December 31, 2019
Real estate loans:
Residential real estate:
One- to four-family	$610	$164	$604	$1,378	$3,082
Home equity lines of credit	—	—	—	—	—
Total real estate loans	610	164	604	1,378	3,082
Commercial and industrial	8	—	323	331	323
Consumer	717	765	—	1,482	—
Total	$1,335	$929	$927	$3,191	$3,405

At September 30, 2020 and December 31, 2019, the Company did not have any accruing loans past due 90 days or more.

The following tables provide information with respect to the Company’s impaired loans:

	September 30, 2020			December 31, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
Impaired loans without a valuation allowance:
One- to four-family	$650	$988		$570	$908
Multi-family	—	—		252	252
Commercial real estate	1,922	1,922		2,399	2,399
Commercial and industrial	2,590	2,919		323	653
Total	5,162	5,829		3,544	4,212
Impaired loans with a valuation allowance:
One- to four-family	184	184	$1	698	698	$36
Commercial and industrial	—	—	—	2,063	2,063	40
Total	184	184	1	2,761	$2,761	76
Total impaired loans	$5,346	$6,013	$1	$6,305	$6,973	$76

	Three Months Ended September 30,
	2020			2019
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(In thousands)
One- to four-family	$992	$8	$6	$1,286	$18	$8
Multi-family	—	—	—	683	10	—
Commercial real estate	1,928	22	—	742	8	—
Commercial and industrial	2,451	22	—	1,135	16	—
Total impaired loans	$5,371	$52	$6	$3,846	$52	$8

	Nine Months Ended September 30,
	2020			2019
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(In thousands)
One- to four-family	$997	$27	$20	$1,295	$39	$19
Multi-family	—	—	—	1,004	44	—
Commercial real estate	1,944	64	—	758	25	—
Commercial and industrial	2,494	65	—	1,321	48	—
Total impaired loans	$5,435	$156	$20	$4,378	$156	$19

The following table summarizes the Company’s troubled debt restructurings (“TDRs”) at the dates indicated:

	September 30,	December 31,
	2020	2019
	(In thousands)
TDRs on accrual status:
One- to four-family	$1,744	$2,084
Multi-family	—	252
Total TDRs on accrual status	1,744	2,336
TDRs on non-accrual status:
One- to four-family	650	706
Total TDRs on non-accrual status	650	706
Total TDRs	$2,394	$3,042

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

The following table provides the Company’s risk-rated loans by class:

	September 30, 2020				December 31, 2019
	Multi-family			Commercial	Multi-family			Commercial
	residential	Commercial		and	residential	Commercial		and
	real estate	real estate	Construction	industrial	real estate	real estate	Construction	industrial
	(In thousands)
Loans rated 1 - 6	$941,409	$2,579,204	$666,375	$725,056	$1,000,783	$2,679,330	$707,370	$573,835
Loans rated 7	—	15,657	—	18,172	—	16,626	—	2,009
Loans rated 8	—	263	—	23,190	2,635	715	—	29,045
Loans rated 9	—	—	—	—	—	—	—	—
Loans rated 10	—	—	—	—	—	—	—	—
Total	$941,409	$2,595,124	$666,375	$766,418	$1,003,418	$2,696,671	$707,370	$604,889

For one- to four-family residential real estate loans, home equity lines of credit and consumer loans, management uses delinquency reports as the key credit quality indicator.

6. DEPOSITS

A summary of deposit balances, by type, follows:

	September 30,	December 31,
	2020	2019
	(In thousands)
Noninterest-bearing demand deposits	$707,458	$524,154
Interest-bearing demand deposits	1,353,153	1,269,211
Money market deposits	789,712	675,702
Regular savings and other deposits	850,810	882,550
Total non-certificate accounts	3,701,133	3,351,617
Term certificates less than $250,000	919,432	1,206,598
Term certificates $250,000 and greater	331,462	363,318
Total certificate accounts	1,250,894	1,569,916
Total deposits	$4,952,027	$4,921,533

A summary of term certificates, by maturity, follows:

	September 30, 2020		December 31, 2019
		Weighted		Weighted
Maturing	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Within 1 year	$862,941	1.24%	$1,316,791	2.16%
Over 1 year to 2 years	233,524	1.20	166,862	1.75
Over 2 years to 3 years	49,770	1.54	60,462	2.29
Over 3 years to 4 years	55,833	0.77	16,658	2.01
Over 4 years to 5 years	48,826	0.73	9,143	1.72
	$1,250,894	1.21%	$1,569,916	2.12%

The Company had certificates of deposit accounts obtained through a listing service included in term certificates in the table above, totaling $72.6 million with a weighted average rate of 0.90% and $36.5 million with a weighted average rate of 2.35% at September 30, 2020 and December 31, 2019, respectively. The Company had brokered certificates of deposit, which are included in term certificates in the table above, totaling $217.1 million with a weighted average rate of 1.31% and $404.5 million with a weighted average rate of 2.19% at September 30, 2020 and December 31, 2019, respectively. In addition, the Company had $175.6 million and $150.6 million in brokered interest-bearing demand deposits at September 30, 2020 and December 31, 2019, respectively.

7. BORROWINGS

At September 30, 2020, short-term borrowings consist of an FHLB advance totaling $25.0 million with a rate of 0.81% and an original maturity of less than one year. At December 31, 2019, the Company had no short-term borrowings. At September 30, 2020, long-term debt consisted of $655.6 million in FHLB advances and $123.7 million in borrowings from the Federal Reserve Bank discount window through the Paycheck Protection Program Liquidity Facility (“PPPLF”). The Company has an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily. No amounts were drawn on the line of credit at September 30,2020 or December 31, 2019.

Long-term, fixed rate FHLB advances and maturities are as follows:

	September 30, 2020		December 31, 2019
		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
2020	$45,000	2.16%	$135,620	2.30%
2021	50,000	1.18	25,000	1.70
2022	150,625	2.00	150,625	2.00
2023	295,000	3.10	295,000	3.10
2024	20,000	2.61	20,000	2.61
2025	85,000	1.00	—	—
Thereafter	10,000	1.21	10,000	1.21
	$655,625	2.32%	$636,245	2.57%

At September 30, 2020, FHLB advances totaling $445.0 million, with a weighted average rate of 2.53%, are callable by the FHLB prior to maturity.

All borrowings from the FHLB are secured by investment securities and qualified collateral, consisting of a blanket lien on one- to four-family loans and certain multi-family and commercial real estate loans held in the Company’s portfolio. At September 30, 2020, the Company pledged multi-family and commercial real estate loans with carrying values totaling $329.5 million and $1.423 billion, respectively.

At September 30, 2020, the Company had $123.7 million in borrowings from the PPPLF program. These borrowings have maturities ranging from two to five years and a rate of 0.35%. At December 31, 2019, the Company had no borrowings through the PPPLF program.

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

A summary of outstanding loan commitments whose contract amounts represent credit risk is as follows:

	September 30,	December 31,
	2020	2019
	(In thousands)
Unadvanced portion of existing loans:
Construction	$431,026	$402,393
Home equity lines of credit	78,945	82,362
Other lines and letters of credit	380,504	363,955
Commitments to originate:
One- to four-family	57,186	26,246
Commercial real estate	17,426	63,344
Construction	201,611	333,870
Commercial and industrial	30,348	16,655
Other loans	—	100
Total loan commitments outstanding	$1,197,046	$1,288,925

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

Interest Rate Swaps

The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with commercial business customers to synthetically convert their loans from a variable rate to a fixed rate. The Company pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. Concurrently, the Company enters into an offsetting interest rate swap with a third-party financial institution. In the offsetting swap, the Company pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating and probability of default. At September 30, 2020, the Company had $13.8 million in cash pledged for collateral on its interest rate swaps with the third-party financial institution. At December 31, 2019, the Company had $5.4 million in cash pledged for collateral on its interest rate swaps with the third-party financial institution.

Summary information regarding these derivatives is presented below:

				September 30, 2020		December 31, 2019
	Maturity	Interest Rate Paid	Interest Rate Received	Notional Amount	Fair Value Asset (Liability)	Notional Amount	Fair Value Asset (Liability)
				(Dollars in thousands)
Customer interest rate swap	06/07/32	1 Mo. Libor + 200bp	Fixed (4.40%)	$61,203	$10,390	$62,425	$3,625
Third-party interest rate swap	06/07/32	Fixed (4.40%)	1 Mo. Libor + 200bp	61,203	(10,390)	62,425	(3,625)

Customer interest rate swap	10/17/33	1 Mo. Libor + 175bp	Fixed (4.1052%)	$9,921	$1,559	$10,166	$918
Third-party interest rate swap	10/17/33	Fixed (4.1052%)	1 Mo. Libor + 175bp	9,921	(1,559)	10,166	(918)

Customer interest rate swap	12/13/26	1 Mo. Libor + 205bp	Fixed (3.82%)	$2,434	$175	$2,561	$18
Third-party interest rate swap	12/13/26	Fixed (3.82%)	1 Mo. Libor + 205bp	2,434	(175)	2,561	(18)

Other Commitments

As of September 30, 2020, the Company has an outstanding commitment of $5.4 million with its core data processing provider through December 2021.

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

If the judgment is upheld in full, the Company has estimated that the award, which includes attorney's fees, costs and interest, could be as high as $3 million. However, the Company believes there are strong grounds for appeal based on significant appellate case law and the intentions to vigorously defend its interests in this matter, including arguing for complete reversal on appeal. A Notice of Appeal was filed on March 9, 2020. Although the Company believes there is a strong basis to vacate the award, there remains a reasonable possibility that the judgment will be affirmed in whole or in part, with the possible range of loss from $0 to $3 million. The Company does not believe that the loss is probable at this time and, in accordance with the authoritative guidance in the evaluation of contingencies, the Company has not recorded an accrual related to this matter.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized as follows.

				Total Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
September 30, 2020
Assets:
Debt securities	$—	$12,183	$—	$12,183
Marketable equity securities	16,203	—	—	16,203
Loan level interest rate swaps	—	—	12,124	12,124
Total assets	$16,203	$12,183	$12,124	$40,510

Liabilities:
Loan level interest rate swaps	$—	$—	$12,124	$12,124
Total liabilities	$—	$—	$12,124	$12,124
				Total Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
December 31, 2019
Assets:
Debt securities	$—	$15,076	$—	$15,076
Marketable equity securities	15,243	—	—	15,243
Loan level interest rate swaps	—	—	4,561	4,561
Total assets	$15,243	$15,076	$4,561	$34,880
Liabilities:
Loan level interest rate swaps	$—	$—	$4,561	$4,561
Total liabilities	$—	$—	$4,561	$4,561

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or market accounting or write-downs of individual assets.

Certain impaired loans were adjusted to fair value, less cost to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for loan losses. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. Impaired loans measured at fair value at September 30, 2020 and December 31, 2019 were $4.2 million and $4.6 million, respectively. The related gains and losses were immaterial for the three and nine months ended September 30, 2020 and 2019.

Summary of Fair Values of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2020
Financial assets:
Cash and due from banks	$702,138	$702,138	$—	$—	$702,138
Securities available for sale, at fair value	12,183	—	12,183	—	12,183
Marketable equity securities, at fair value	16,203	16,203	—	—	16,203
Federal Home Loan Bank stock	33,282	—	—	33,282	33,282
Loans and loans held for sale, net	5,595,463	—	—	5,611,568	5,611,568
Accrued interest receivable	21,460	—	—	21,460	21,460
Loan level interest rate swaps	12,124	—	—	12,124	12,124
Financial liabilities:
Deposits	4,952,027	—	—	5,075,657	5,075,657
Borrowings	804,279	—	830,884	—	830,884
Accrued interest payable	2,686	—	—	2,686	2,686
Loan level interest rate swaps	12,124	—	—	12,124	12,124

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2019
Financial assets:
Cash and due from banks	$406,382	$406,382	$—	$—	$406,382
Certificates of deposit	247	—	247	—	247
Securities available for sale, at fair value	15,076	—	15,076	—	15,076
Marketable equity securities, at fair value	15,243	15,243	—	—	15,243
Federal Home Loan Bank stock	28,947	—	—	28,947	28,947
Loans and loans held for sale, net	5,669,995	—	—	5,489,521	5,489,521
Accrued interest receivable	14,481	—	—	14,481	14,481
Loan level interest rate swaps	4,561	—	—	4,561	4,561
Financial liabilities:
Deposits	4,921,533	—	—	4,714,313	4,714,313
Borrowings	636,245	—	582,861	—	582,861
Accrued interest payable	5,962	—	—	5,962	5,962
Loan level interest rate swaps	4,561	—	—	4,561	4,561

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

•	competition among depository and other financial institutions;
•	changes in consumer spending, borrowing and savings habits;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;
•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the SEC;
•	changes in the level and trends of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;
•	the effects of any civil unrest;
•	the effects of the COVID-19 pandemic on the business, customers, employees and third-party service providers;
•	diversion of management time on pandemic related issues;
•	changes to statutes, regulations, or regulatory policies or practices resulting from the COVID-19 pandemic;
•	our ability to access cost-effective funding;
•	fluctuations in real estate values and both residential and commercial real estate market conditions;
•	demand for loans and deposits in our market area;
•	our ability to implement and changes in our business strategies;
•	adverse changes in the securities or secondary mortgage markets;
•	our ability to manage market risk, credit risk and operational risk in the current economic conditions;
•	failure or breaches of our IT security systems;
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

Comparison of Financial Condition at September 30, 2020 and December 31, 2019

Assets. Total assets increased $223.0 million, or 3.5%, to $6.567 billion at September 30, 2020 from $6.344 billion at December 31, 2019. Net loans decreased $113.7 million, or 2.0%, to $5.584 billion at September 30, 2020 from $5.698 billion at December 31, 2019. Cash and due from banks increased $295.8 million, or 72.8%, to $702.1 million at September 30, 2020 from $406.4 million at December 31, 2019

Loan Portfolio Analysis. At September 30, 2020, net loans were $5.584 billion, or 85.0% of total assets. During the nine months ended September 30, 2020, net loans decreased $113.7 million, or 2.0% from December 31, 2019. Loan originations totaled $955.3 million during the nine months ended September 30, 2020. The net decrease in loans resulted primarily from decreases of $101.5 million in commercial real estate loans, $62.0 million in multi-family loans and $55.3 million in one- to four-family loans and $41.0 million in construction loans, partially offset by increases of $161.5 million in commercial and industrial loans and $4.1 million in home equity lines of credit. The net decrease in loans for the nine months ended September 30, 2020 reflects commercial loan payoffs totaling $700.6 million, comprised of $266.0 million in commercial real estate loans, $201.5 million in construction loans, $199.7 million in multi-family loans and $33.4 million in the commercial and industrial loans. Refer to Note 5, Loans, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding the loans held in the Company’s loan portfolio.

The CARES Act includes the establishment of the Paycheck Protection Program (“PPP”), a program designed to aid small- and medium-sized business through federally guaranteed loans distributed through financial institutions. These loans are intended to guarantee payroll and other costs to help those businesses remain viable and allow their workers to pay their bills.  This program is being administered by the Small Business Administration (“SBA”) and backed by the Federal Reserve Bank. The Company originated 401 PPP loans totaling $123.7 million with associated fees of $3.4 million during the second quarter of 2020.

The Company holds certain loans in the industries most heavily impacted by COVID-19, namely $683.5 million in the retail industry, $361.5 million in the hospitality industry and $20.1 million in the restaurant industry. These customers have been active in the PPP and the Company has made further accommodations, including principal and interest deferrals, to assist these customers in mitigating the financial and operational impact of COVID-19 on their businesses. As of September 30, 2020, the Company has temporarily adjusted repayment terms on 9.3% of its total loan portfolio, including 34.4% of the loans in the retail, hospitality and restaurant industries, due to COVID-19. These amounts have declined since the end of the third quarter, as most of the initial modification periods end during the fourth quarter of 2020. The Bank has worked diligently with borrowers to improve their repayment status.  As of October 19, 2020, the amount of loans with modified terms due to COVID-19 has decreased to 7.0% of the total loan portfolio, as most loans improve to either full payment or interest-only payments.

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

Delinquencies. Total past due loans increased $502,000, or 15.7%, to $3.7 million at September 30, 2020 from $3.2 million at December 31, 2019. At September 30, 2020, non-accrual loans exceeded loans 90 days or greater past due primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected and certain loans remain on non-accrual status until they attain a sustained contractual payment history of six consecutive months. Delinquencies do not include loans that have had COVID-19 related payment deferral modifications, as appropriate under the CARES Act.

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including TDRs on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At September 30, 2020, we did not have any accruing loans past due 90 days or greater. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. As of September 30, 2020, there were no loans placed on non-accrual due to COVID-19 related repayment modifications, as appropriate under the CARES Act.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the fair value, less estimated costs to sell, at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $380,000 at September 30, 2020.

The following table provides information with respect to our non-performing assets at the dates indicated.

	September 30,	December 31,
	2020	2019
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One- to four-family	$3,041	$3,082
Home equity lines of credit	20	—
Total real estate loans	3,061	3,082
Commercial and industrial	541	323
Total non-accrual loans (1)	3,602	3,405
Total non-performing assets	$3,602	$3,405
Non-accrual loans to total loans	0.06%	0.06%
Non-accrual loans to total assets	0.05%	0.05%
Non-performing assets to total assets	0.05%	0.05%

(1)	TDRs on accrual status not included above totaled $1.7 million and $2.3 million at September 30, 2020 and December 31, 2019, respectively.

Non-accrual loans increased $197,000 or 5.8%, to $3.6 million, or 0.06% of total loans outstanding at September 30, 2020, from $3.4 million, or 0.06% of total loans outstanding at December 31, 2019.

Achieving and maintaining a moderate risk profile by aggressively managing troubled assets has been and will continue to be a primary focus. At September 30, 2020, our allowance for loan losses was $67.6 million, or 1.20% of total loans, compared to $50.3 million, or 0.87% of total loans at December 31, 2019. The increases in the provision and coverage ratio reflect the application of economic uncertainties and market volatility caused by COVID-19 to the factors used to determine the Company’s provision. Included in our allowance at September 30, 2020 was a general component of $67.6 million, which is based upon our evaluation of various factors relating to loans not deemed to be impaired. Due to government guarantee, we have not currently provided for loan losses for PPP loans. We continue to believe our level of non-performing loans and assets, which declined significantly during the past three years, is manageable and we believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

At September 30, 2020 and December 31, 2019, the Company did not hold any foreclosed real estate. We continue to be actively engaged with our borrowers in resolving remaining problem assets.

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

Total TDRs decreased $648,000, or 21.3%, to $2.4 million at September 30, 2020 from $3.0 million at December 31, 2019, reflecting principal paydowns. Modifications of TDRs consist of rate reductions, loan term extensions or provisions for interest-only payments for specified periods up to 12 months. We have generally been successful with the concessions we have offered to borrowers to date. We generally return TDRs to accrual status when they have sustained payments for six consecutive months based on the restructured terms and future payments are reasonably assured.

In response to COVID-19, the Company has provided temporary relief in the form of short-term loan modifications, including 90- to 180-day principal and interest deferment periods.  The deferred payments and associated accrued interest are due and payable based on the specific terms of the modification. As of September 30, 2020, the Company had executed modifications with full principal and interest deferrals representing outstanding loan balances of $391.5 million, or 6.9% of the total loan portfolio, and associated accrued interest of $7.4 million. As of October 19, 2020, these amounts have declined to $285.6 million, or 5.0% of the total loan portfolio.

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

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. These other potential problem loans are generally loans classified as “substandard” or 8-rated loans in accordance with our ten-grade internal loan rating system that is consistent with guidelines established by banking regulators. At September 30, 2020 other potential problem loans totaled $19.0 million and consist of two commercial and industrial loans to non-profit educational organizations in eastern Massachusetts with loan balances of $15.3 million and $3.6 million that were identified during our loan review process as having possible financial issues that, if not corrected, could result in some loss to the Company. It was determined that these loan relationships are performing in accordance with the terms of the loans with the current expectation that we will be repaid in full in accordance with those terms, but with continual credit monitoring of the relationships.

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

Changes in the allowance for loan losses during the periods indicated were as follows:

	Nine Months Ended September 30,
	2020	2019
	(Dollars in thousands)
Beginning balance	$50,322	$53,231
Provision for loan losses	17,529	(2,057)
Charge-offs:
Commercial and industrial	158	196
Consumer	135	211
Total charge-offs	293	407
Recoveries:
One- to four-family	13	—
Commercial real estate	—	5
Commercial and industrial	9	—
Home equity lines of credit	2	3
Consumer	57	56
Total recoveries	81	64
Net charge-offs	212	343
Ending balance	$67,639	$50,831
Allowance to non-accrual loans	1,877.82%	1,286.86%
Allowance to total loans outstanding	1.20%	0.88%
Net charge-offs to average loans outstanding	0.00%	0.01%

Our loan loss provision was $17.5 million for the nine months ended September 30, 2020 compared to a reversal of $2.1 million for the nine months ended September 30, 2019. The increase in the allowance for loan losses at September 30, 2020 compared to December 31, 2019 was primarily due to economic factors and industry conditions impacted by COVID-19.   We continue to assess the adequacy of our allowance for loan losses in accordance with established policies and are closely monitoring the evolving pandemic to ensure proper evaluation of its impact on our loan portfolio.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	September 30, 2020			December 31, 2019
			Percent of			Percent of
		Percent of	Loans in		Percent of	Loans in
		Allowance	Category		Allowance	Category
		to Total	of Total		to Total	of Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$2,294	3.4%	10.7%	$691	1.4%	11.5%
Multi-family	9,038	13.3	16.6	7,825	15.5	17.4
Home equity lines of credit	280	0.4	1.3	69	0.1	1.2
Commercial real estate	37,342	55.2	45.9	26,943	53.6	46.9
Construction	10,395	15.4	11.8	8,913	17.7	12.3
Total real estate loans	59,349	87.7	86.3	44,441	88.3	89.3
Commercial and industrial	8,231	12.2	13.5	5,765	11.5	10.5
Consumer	59	0.1	0.2	116	0.2	0.2
Total loans	$67,639	100.0%	100.0%	$50,322	100.0%	100.0%

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

We had impaired loans totaling $5.3 million and $6.3 million as of September 30, 2020 and December 31, 2019, respectively. Our average investment in impaired loans was $5.4 million and $4.4 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral dependent as of September 30, 2020 and considered any probable loss in determining the allowance for loan losses.

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

Securities Portfolio. At September 30, 2020 our securities portfolio was $28.4 million, or 0.4% of total assets, compared to $30.3 million, or 0.5% of total assets, at December 31, 2019. During the nine months ended September 30, 2020, the securities portfolio decreased $1.9 million, or 6.4% primarily due to $3.2 million in maturities, calls and principal payments and a net unrealized loss recognized on marketable equity securities of $2.2 million, partially offset by purchases of $4.0 million. At September 30, 2020, the securities portfolio consisted of $12.2 million, or 42.9%, in debt securities and $16.2 million, or 57.1%, in marketable equity securities. Refer to Note 4, Securities, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our securities portfolio.

Deposits. Deposits are a major source of our funds for lending and other investment purposes. Our deposit base is comprised of noninterest-bearing demand, interest-bearing demand, money market, regular savings and other deposits, and certificates of deposit, which include brokered certificates of deposit. Total deposits increased $30.5 million, or 0.62%, to $4.952 billion at September 30, 2020 from $4.921 billion at December 31, 2019. Refer to Note 6, Deposits, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our deposits.

The following table sets forth the average balances of deposits for the periods indicated.

	Nine Months Ended September 30,
	2020			2019
			Percent			Percent
	Average	Average	of Total	Average	Average	of Total
	Balance	Rate	Deposits	Balance	Rate	Deposits
	(Dollars in thousands)
Noninterest-bearing demand deposits	$630,072	—%	14.3%	$498,037	—%	10.4%
Interest-bearing demand deposits	1,289,479	0.90	27.3	1,200,110	1.76	25.5
Money market deposits	728,024	0.84	15.9	685,892	1.28	13.9
Regular savings and other deposits	860,593	0.70	17.2	915,173	1.60	17.2
Certificates of deposit	1,356,139	1.81	25.3	1,662,818	2.14	33.0
Total	$4,864,307	0.99%	100.0%	$4,962,030	1.62%	100.0%

Borrowings. We use borrowings from the FHLB to supplement our supply of funds for loans and investments. Beginning in the second quarter of 2020, we utilized borrowings from the Federal Reserve’s PPPLF program to fund the origination of PPP loans. At September 30, 2020 and December 31, 2019, FHLB advances totaled $680.6 million and $636.2 million, respectively, with a weighted average rate of 2.27% and 2.57%, respectively. Federal Reserve PPPLF borrowings totaled $123.7 million with a weighted average rate of 0.35% at September 30, 2020. There were no Federal Reserve borrowings at December 31, 2019. Total borrowings increased $168.0 million, or 26.4%, during the nine months ended September 30, 2020, reflecting a $25.0 million increase in short-term advances and a $143.0 million increase in long-term debt, primarily due to participation in the PPPLF program. During the nine months ended September 30, 2020, the Bank entered into a short-term advance totaling $25.0 million with a term of nine months and an interest rate of 0.81%. The Bank entered into long-term FHLB advances totaling $110.0 million with terms ranging from one to five years and fixed interest rates ranging from 0.66% to 1.38% during the nine months ended September 30, 2020. Advances maturing with the FHLB during the nine months ended September 30, 2020 totaled $90.0 million and consisted of advances with original terms ranging from one to three years and interest rates ranging from 1.81% to 2.79%. The Bank entered into long-term PPPLF borrowings totaling $123.7 million with terms ranging from two to five years and a rate of 0.35% during the nine months ended September 30, 2020. PPPLF borrowings paid off during the nine months ended September 30, 2020 totaled $6,000. At September 30, 2020, we also had an available line of credit of $9.4 million with the FHLB at an interest rate that adjusts daily, none of which was outstanding at that date. Refer to Note 7, Borrowings, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our borrowings.

Information relating to borrowings is detailed in the following table.

	Nine Months Ended September 30,
	2020	2019
	(Dollars in thousands)
Balance outstanding at end of period	$804,279	$636,615
Average amount outstanding during the period	$738,058	$579,335
Weighted average interest rate during the period	2.24%	2.31%
Maximum outstanding at any month end	$804,285	$637,038
Weighted average interest rate at end of period	1.97%	2.57%

Stockholders’ Equity. Total stockholders’ equity increased $21.7 million, or 3.0%, to $748.3 million at September 30, 2020, from $726.6 million at December 31, 2019. The increase for the nine months ended September 30, 2020 was primarily due to net income of $46.9 million and $4.2 million related to stock-based compensation plans, partially offset by the repurchase of one million shares of the Company’s common stock related to the stock repurchase program at a total cost of $17.7 million and dividends of $0.24 per share totaling $12.0 million. Stockholders’ equity to assets was 11.39% at September 30, 2020, compared to 11.45% at December 31, 2019. Book value per share increased to $14.28 at September 30, 2020 from $13.61 at December 31, 2019. At September 30, 2020, the Company and the Bank continued to exceed all regulatory capital requirements. Refer to “- Capital Management” within this report for more information regarding capital requirements and actual capital amounts and ratios for the Bank and the Company.

Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019

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

Net income information is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
	(Dollars in thousands, except per share amounts)
Net interest income	$48,809	$44,217	$4,592	10.4%	$141,278	$129,284	$11,994	9.3%
Provision (reversal) for loan losses	7,163	(2,978)	10,141	340.5	17,529	(2,057)	19,586	952.2
Non-interest income	3,572	2,849	723	25.4	11,399	9,631	1,768	18.4
Non-interest expenses	22,830	23,847	(1,017)	(4.3)	72,451	74,760	(2,309)	(3.1)
Net income	16,674	19,689	(3,015)	(15.3)	46,930	49,928	(2,998)	(6.0)
Basic earnings per share	0.33	0.39	(0.06)	(15.4)	0.93	0.98	(0.05)	(4.7)
Diluted earnings per share	0.33	0.38	(0.05)	(13.2)	0.93	0.97	(0.04)	(4.1)
Return on average assets	1.03%	1.24%	(0.21)%	(16.9)	0.98%	1.06%	(0.08)%	(7.5)
Return on average equity	8.94%	11.17%	(2.23)%	(20.0)	8.50%	9.60%	(1.10)%	(11.5)

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

	Three Months Ended September 30,
	2020			2019
	Average Balance	Interest (1)	Yield Cost (1)(6)	Average Balance	Interest (1)	Yield Cost (1)(6)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$5,671,957	$61,682	4.33%	$5,840,885	$66,837	4.54%
Securities and certificates of deposits	29,263	219	2.98	34,108	289	3.36
Other interest-earning assets (3)	604,916	494	0.32	335,400	2,136	2.53
Total interest-earning assets	6,306,136	62,395	3.94	6,210,393	69,262	4.42
Noninterest-earning assets	161,886			145,445
Total assets	$6,468,022			$6,355,838
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,291,341	1,946	0.60	$1,195,266	5,258	1.75
Money market deposits	769,571	1,270	0.66	683,201	2,281	1.32
Regular savings and other deposits	834,368	966	0.46	870,677	3,199	1.46
Certificates of deposit	1,262,433	4,564	1.44	1,705,718	9,440	2.20
Total interest-bearing deposits	4,157,713	8,746	0.84	4,454,862	20,178	1.80
Borrowings	804,281	4,051	2.00	627,063	4,130	2.61
Total interest-bearing liabilities	4,961,994	12,797	1.03	5,081,925	24,308	1.90
Noninterest-bearing demand deposits	702,717			516,020
Other noninterest-bearing liabilities	57,636			52,663
Total liabilities	5,722,347			5,650,608
Total stockholders' equity	745,675			705,230
Total liabilities and stockholders' equity	$6,468,022			$6,355,838
Net interest-earning assets	$1,344,142			$1,128,468
Fully tax-equivalent net interest income		49,598			44,954
Less: tax-equivalent adjustments		(789)			(737)
Net interest income		$48,809			$44,217
Interest rate spread (1)(4)			2.91%			2.52%
Net interest margin (1)(5)			3.13%			2.87%
Average interest-earning assets to average interest-bearing liabilities		127.09%			122.21%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$4,860,430	$8,746	0.72%	$4,970,882	$20,178	1.61%
Total deposits and borrowings, including noninterest-bearing demand deposits	$5,664,711	$12,797	0.90%	$5,597,945	$24,308	1.72%

----------------------

(1)

Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, as well as resulting yields, interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the three months ended September 30, 2020 and 2019, yields on loans before tax-equivalent adjustments were 4.27% and 4.49%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 2.64% and 3.12%, respectively, and yields on total interest-earning assets before tax-equivalent adjustments were 3.89% and 4.38%, respectively. Interest rate spread before tax-equivalent adjustments for the three months ended September 30, 2020 and 2019 was 2.86% and 2.48%, respectively, while net interest margin before tax-equivalent adjustments for the three months ended September 30, 2020 and 2019 was 3.08% and 2.82%, respectively.

(2)	Loans on non-accrual status are included in average balances.
(3)	Includes FHLB stock and associated dividends.
(4)	Interest rate spread represents the difference between the tax-equivalent yield on interest-earning assets and the cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income (tax-equivalent basis) divided by average interest-earning assets.
(6)	Annualized.

	Nine Months Ended September 30,
	2020			2019
	Average Balance	Interest (1)	Yield Cost (1)(6)	Average Balance	Interest (1)	Yield Cost (1)(6)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$5,711,852	$188,603	4.41%	$5,782,319	$193,902	4.48%
Securities and certificates of deposits	29,201	676	3.09	35,679	873	3.27
Other interest-earning assets (3)	495,054	2,753	0.74	326,166	6,656	2.73
Total interest-earning assets	6,236,107	192,032	4.11	6,144,164	201,431	4.38
Noninterest-earning assets	159,039			133,279
Total assets	$6,395,146			$6,277,443
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,289,479	8,736	0.90	$1,200,110	15,782	1.76
Money market deposits	728,024	4,551	0.84	685,892	6,587	1.28
Regular savings and other deposits	860,593	4,493	0.70	915,173	10,962	1.60
Certificates of deposit	1,356,139	18,326	1.81	1,662,818	26,651	2.14
Total interest-bearing deposits	4,234,235	36,106	1.14	4,463,993	59,982	1.80
Borrowings	738,058	12,390	2.24	579,335	10,006	2.31
Total interest-bearing liabilities	4,972,293	48,496	1.30	5,043,328	69,988	1.86
Noninterest-bearing demand deposits	630,072			498,037
Other noninterest-bearing liabilities	56,420			42,493
Total liabilities	5,658,785			5,583,858
Total stockholders' equity	736,361			693,585
Total liabilities and stockholders' equity	$6,395,146			$6,277,443
Net interest-earning assets	$1,263,814			$1,100,836
Fully tax-equivalent net interest income		143,536			131,443
Less: tax-equivalent adjustments		(2,258)			(2,159)
Net interest income		$141,278			$129,284
Interest rate spread (1)(4)			2.81%			2.52%
Net interest margin (1)(5)			3.07%			2.86%
Average interest-earning assets to average interest-bearing liabilities		125.42%			121.83%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$4,864,307	$36,106	0.99%	$4,962,030	$59,982	1.62%
Total deposits and borrowings, including noninterest-bearing demand deposits	$5,602,365	$48,496	1.16%	$5,541,365	$69,988	1.69%

(1)

Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, as well as resulting yields, interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the nine months ended September 30, 2020 and 2019, yields on loans before tax-equivalent adjustments were 4.36% and 4.43%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 2.84% and 3.05%, respectively, and yields on total interest-earning assets before tax-equivalent adjustments were 4.06% and 4.34%, respectively. Interest rate spread before tax-equivalent adjustments for the nine months ended September 30, 2020 and 2019 was 2.76% and 2.48%, respectively, while net interest margin before tax-equivalent adjustments for the nine months ended September 30, 2020 and 2019 was 3.03% and 2.81%, respectively.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020 Compared to 2019			2020 Compared to 2019
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:
Loans	$(1,963)	$(3,192)	$(5,155)	$(2,272)	$(3,027)	$(5,299)
Securities and certificates of deposit	(39)	(31)	(70)	(151)	(46)	(197)
Other interest-earning assets	993	(2,635)	(1,642)	2,409	(6,312)	(3,903)
Total	(1,009)	(5,858)	(6,867)	(14)	(9,385)	(9,399)
Interest expense:
Deposits	(1,576)	(9,856)	(11,432)	(3,620)	(20,256)	(23,876)
Borrowings	1,009	(1,088)	(79)	2,680	(296)	2,384
Total	(567)	(10,944)	(11,511)	(940)	(20,552)	(21,492)
Change in fully tax-equivalent net interest income	$(442)	$5,086	$4,644	$926	$11,167	$12,093

The interest rate spread and net interest margin on a tax-equivalent basis were 2.91% and 3.13%, respectively, for the three months ended September 30, 2020 compared to 2.52% and 2.87%, respectively, for the three months ended September 30, 2019. For the nine months ended September 30, 2020, the interest rate spread and net interest margin on a tax-equivalent basis were 2.81% and 3.07%, respectively, compared to 2.52% and 2.86%, respectively, for the nine months ended September 30, 2019. Net interest income increased 10.4% and 9.3% for the three and nine months ended September 30, 2020, respectively, compared to the respective prior periods and was primarily due to the substantial reduction in the cost of funds.

The yield on interest-earning assets on a tax-equivalent basis decreased 48 basis points to 3.94% for the three months ended September 30, 2020, compared to 4.42% for the three months ended September 30, 2019, while the cost of funds decreased 82 basis points to 0.90% from 1.72% for the three months ended September 30, 2020 and 2019, respectively. The decrease in interest income was primarily due to a decrease in yield on loans of 21 basis points to 4.33% on a tax-equivalent basis, from 4.54%, and a 221 basis point decrease in yield on other earning assets to 0.32%, from 2.53%, for the three months ended September 30, 2019. The decrease in interest expense on deposits was primarily due to the decrease in the average total cost of deposits of 89 basis points to 0.72% for the three months ended September 30, 2020 compared to 1.61% for the same period in 2019. The decrease in interest expense on borrowings was primarily due to a 61 basis point decrease in the cost of average borrowings to 2.00% from 2.61% for the three months ended September 30, 2019, partially offset by an increase in average total borrowings of $177.2 million, or 28.3%, to $804.3 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

The yield on interest-earning assets on a tax-equivalent basis decreased 27 basis points to 4.11% for the nine months ended September 30, 2020, compared to 4.38% for the nine months ended September 30, 2019, while the cost of funds decreased 53 basis points to 1.16% from 1.69% for the nine months ended September 30, 2020 and 2019, respectively. The decrease in interest income was primarily due to a decrease in the yield on other earning assets of 199 basis points to 0.74%, from 2.73%, and a decrease in the yield on loans on a tax-equivalent basis of seven basis points to 4.41%, from 4.48%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease in interest expense on deposits was primarily due to the decrease in the average total cost of deposits of 63 basis points to 0.99% for the nine months ended September 30, 2020 compared to 1.62% for the same period in 2019. The increase in interest expense on borrowings was primarily due to an increase in average borrowings of $158.7 million, or 27.4%, to $738.1 million, partially offset by a decrease in the cost of average borrowings of seven basis points to 2.24% for the nine months ended September 30, 2020 compared to 2.31% for the nine months ended September 30, 2019.

Provision for Loan Losses. The provision for loan loss for the three months ended September 30, 2020 was $7.2 million compared to a reversal of $3.0 million for the three months ended September 30, 2019. For the nine months ended September 30, 2020, the provision for loan loss was $17.5 million compared to a reversal of $2.1 million for the nine months ended September 30, 2019. The increases in the provision reflect the application of economic uncertainties and market volatility caused by COVID-19 to the factors used to determine the Company’s provision. For further discussion of the changes in the provision and allowance for loan losses, refer to “Comparison of Financial Condition at September 30, 2020 and December 31, 2019 - Allowance for Loan Losses.”

Non-Interest Income. Non-interest income information is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
	(Dollars in thousands)
Customer service fees	$2,193	$2,428	$(235)	(9.7)%	$6,238	$6,813	$(575)	(8.4)%
Loan fees	264	436	(172)	(39.4)	903	566	337	59.5
Mortgage banking gains, net	704	99	605	611.1	1,233	240	993	413.8
Gain on sale of asset	—	—	—	—	4,195	—	4,195	—
Gain (loss) gain on marketable equity securities, net	122	(463)	585	126.3	(2,197)	1,086	(3,283)	(302.3)
Income from bank-owned life insurance	272	285	(13)	(4.6)	842	846	(4)	(0.5)
Other income	17	64	(47)	(73.4)	185	80	105	131.3
Total non-interest income	$3,572	$2,849	$723	25.4%	$11,399	$9,631	$1,768	18.4%

The increase in non-interest income for the three months ended September 30, 2020 was due primarily to increases of $605,000 in mortgage banking gains, net, and a $585,000 valuation increase on equity securities, net, partially offset by decreases of $235,000 in customer service fees and $172,000 in loan fees. The increase in non-interest income for the nine months ended September 30, 2020 was due primarily to a $4.2 million gain on sale of asset, reflecting the sale of the Bank’s former operation center in South Boston, and an increase of $1.0 million in mortgage banking gains, net, partially offset by a $3.3 million valuation decrease on marketable equity securities, net for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. Refer to Note 4, Securities, in the Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our securities portfolio.

Non-Interest Expense. Non-interest expense information is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
	(Dollars in thousands)				(Dollars in thousands)
Salaries and employee benefits	$13,426	$15,101	$(1,675)	(11.1)%	$43,198	$45,649	$(2,451)	(5.4)%
Occupancy and equipment	3,734	3,657	77	2.1	11,397	10,903	494	4.5
Data processing	2,196	2,026	170	8.4	6,466	6,005	461	7.7
Marketing and advertising	554	1,019	(465)	(45.6)	2,814	3,480	(666)	(19.1)
Professional services	688	680	8	1.2	2,380	2,324	56	2.4
Deposit insurance	692	10	682	6,820.0	1,967	1,951	16	0.8
Other general and administrative	1,540	1,354	186	13.7	4,229	4,448	(219)	(4.9)
Total non-interest expenses	$22,830	$23,847	$(1,017)	(4.3)%	$72,451	$74,760	$(2,309)	(3.1)%

The Company’s successful efforts to limit overhead expenses during the COVID-19 shutdown led to decreases in salaries and employee benefits, marketing and advertising expenses and other general and administrative. The increases in occupancy and equipment expenses and data processing include costs associated with the expansion of our branch network, including four new branches opened in the past 12 months, three of which were opened in the third quarter of 2020.

Income Tax Provision. The Company recorded a provision for income taxes of $5.7 million for the three months ended September 30, 2020, reflecting an effective tax rate of 25.5%, compared to $6.5 million, or a 24.8% effective tax rate, for the three months ended September 30, 2019. For the nine months ended September 30, 2020, the provision for income taxes was $15.8 million, reflecting an effective rate of 25.1%, compared to $16.3 million, or an effective rate of 24.6% for the nine months ended September 30, 2019.

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

Our most liquid assets are cash and due from banks. The level of this asset depends on our operating, financing, lending and investing activities during any given period. At September 30, 2020, cash and due from banks totaled $702.1 million. In addition, at September 30, 2020, we had $684.8 million of available borrowing capacity with the FHLB, including a $9.4 million line of credit. On September 30, 2020, we had $680.6 million of FHLB advances outstanding. We periodically pledge additional multi-family and commercial real estate loans held in the Bank’s portfolio as qualified collateral to increase our borrowing capacity with the FHLB.

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

A significant use of our liquidity is the funding of loan originations. At September 30, 2020 and December 31, 2019, we had total loan commitments outstanding of $1.197 billion and $1.289 billion, respectively. Historically, many of the commitments expire without being fully drawn; therefore, the total amount of commitments does not necessarily represent future cash requirements. Refer to Note 8, Commitments and Contingencies and Derivatives, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our outstanding commitments.

Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of September 30, 2020 totaled $862.9 million, or 69.0% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained with us. We have the ability to attract and retain deposits by adjusting the interest rates offered and accepting brokered certificates of deposit when it is deemed cost effective.

Meridian Bancorp, Inc. is a separate legal entity from East Boston Savings Bank, and it must provide for its own liquidity to pay dividends and repurchase its common stock and for other corporate purposes. Meridian Bancorp, Inc.’s primary source of liquidity is the remaining proceeds from the 2014 second-step offering, which may be augmented by dividend payments received from East Boston Savings Bank. The ability of East Boston Savings Bank to pay dividends is subject to regulatory requirements. At September 30, 2020, Meridian Bancorp, Inc. (on an unconsolidated basis) had cash and cash equivalents and equity securities totaling $15.6 million, reflecting an $18.0 million dividend received from the Bank during the second quarter of 2020.

Capital Management. Both the Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2020, both the Company and the Bank exceeded all of their respective regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

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

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (“CBLR”) (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies have set 9% as the minimum capital for the Community CBLR, effective March 31, 2020. On April 6, 2020, the federal banking agencies issued two interim final rules related to Section 4012 of the CARES Act, which requires the agencies to lower the CBLR requirement to 8%. The second rule provides a transition from the temporary 8% requirement back to the 9%. The CBLR requirement will transition from greater than 8% from the second quarter through the fourth quarter of 2020, to greater than 8.5% during calendar year 2021, to a requirement of greater than 9% in 2022. The Company and the Bank elected to be subject to the CBLR at March 31, 2020.

The Company may use capital management tools such as cash dividends and common share repurchases. We are subject to the Federal Reserve Board’s notice provisions for stock repurchases. The Company did not repurchase any of its common stock during the three months ended September 30, 2020. During the nine months ended September 30, 2020 the Company repurchased one million shares of its common stock at a total cost of $17.7 million. As of September 30, 2020, the Company had repurchased 4,698,165 shares of its stock at an average price of $15.66 per share since August of 2015. During the nine months ended September 30, 2020 the Company’s Board of Directors declared three quarterly cash dividends of $0.08 per common share on February 27, 2020, May 28, 2020 and August 27, 2020. The dividend declared on August 27, 2020 was paid on October 1, 2020 to stockholders of record at the close of business on September 17, 2020.

The Company’s and the Bank’s actual capital amounts and ratios follow:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2020
Community Bank Leverage Ratio:
Company	$726,026	11.3%	N/A	N/A	$515,670	8.0%
Bank	694,496	10.8	N/A	N/A	515,699	8.0

December 31, 2019
Total Capital (to Risk Weighted Assets):
Company	$754,555	12.6%	$478,497	8.0%	N/A	N/A
Bank	711,405	11.9	478,302	8.0	$597,877	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Company	704,233	11.8	358,873	6.0	N/A	N/A
Bank	661,083	11.1	358,726	6.0	478,302	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	704,233	11.8	269,155	4.5	N/A	N/A
Bank	661,083	11.1	269,045	4.5	388,620	6.5
Tier 1 Capital (to Average Assets):
Company	704,233	11.1	252,862	4.0	N/A	N/A
Bank	661,083	10.5	252,623	4.0	315,779	5.0

A reconciliation of the Company’s and Bank’s stockholders’ equity to regulatory capital follows:

	September 30,		December 31,
	2020		2019
	Consolidated	Bank	Consolidated	Bank
	(In thousands)
Total stockholders' equity per financial statements	$748,264	$716,734	$726,587	$683,437
Adjustments to Tier 1 and Common Equity Tier 1 capital:
Accumulated other comprehensive loss (income)	(91)	(91)	147	147
Goodwill disallowed	(20,378)	(20,378)	(20,378)	(20,378)
Core deposit intangible	(1,769)	(1,769)	(2,123)	(2,123)
Total Tier 1 and Common Equity Tier 1 capital	726,026	694,496	704,233	661,083
Adjustments to total capital:
Allowance for loan losses	67,639	67,639	50,322	50,322
Total regulatory capital	$793,665	$762,135	$754,555	$711,405

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

For the nine months ended September 30, 2020, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Increase (Decrease)	September 30, 2020			December 31, 2019
in Market Interest Rates	Amount	Change	Percent	Amount	Change	Percent
	(Dollars in thousands)
300	$193,388	$(8,768)	(4.34)%	$149,190	$(30,374)	(16.92)%
Flat	202,156			179,564
-100	199,590	(2,566)	(1.27)	185,647	6,083	3.39

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

ITEM 1A.   RISK FACTORS

For information regarding our risk factors, see “Risk Factors,” in the Company’s 2019 Annual Report on Form 10-K, filed with the SEC on March 2, 2020, which is available through the SEC’s website at www.sec.gov. As of September 30, 2020, our risk factors had not changed materially from those reported in the annual report, except for those disclosed in our March 31, 2020 Form 10-Q, filed with the SEC on May 11, 2020. The risks described in the Annual Report and the March 31, 2020 Form 10-Q are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a.)	Not applicable
(b.)	Not applicable
(c.)

For the three months ended September 30, 2020 there were no repurchases of Meridian Bancorp, Inc. stock. In April 2019, the Company announced that it had adopted a new stock repurchase program of up to 0.9% of its outstanding common stock, or 500,000 shares of its common stock. In October 2019, the repurchase program was amended to increase the number of shares available for repurchase by up to 824,544, or 1.5% of the Company’s outstanding common stock. The Company completed the repurchase of the 1,324,544 shares under this plan in March 2020.

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

10.13	Incentive Compensation Plan filed as an exhibit to Form 10-K filed on March 17, 2014

10.14	Amended and Restated Two-Year Change in Control Agreement between John Migliozzi and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.15	East Boston Non-Qualified Supplemental Employee Stock Ownership Plan dated October 1, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.16	Amended and Restated Two-Year Change in Control Agreement between Frank Romano and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-K filed on March 13, 2015

10.17	Form of Restricted Stock Award Agreement under the Meridian Bancorp, Inc. 2015 Equity Incentive Plan filed as an exhibit to Form 8-K filed on November 5, 2015

10.18	Two-Year Change in Control Agreement between Edward J. Merritt and East Boston Savings Bank dated December 10, 2015 filed as an exhibit to Form 8-K filed on December 10, 2015

10.19

Freeze Amendment to the Amended and Restated Supplemental Executive Retirement Agreement between East Boston Savings Bank and Edward J. Merritt dated December 10, 2015 filed as an exhibit to Form 8-K filed on December 10, 2015

10.20	Amendment Number One to Meridian Bancorp, Inc. 2008 Equity Incentive Plan dated August 15, 2018 filed as an exhibit to Form 10-Q filed on November 9, 2018

21	Subsidiaries of Registrant filed as an exhibit to Form 10-Q filed on November 10, 2014

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

MERIDIAN BANCORP, INC. (Registrant)

Date: November 9, 2020	By:	/s/ Richard J. Gavegnano
Richard J. Gavegnano Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2020	By:	/s/ Kenneth R. Fisher
Kenneth R. Fisher
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)