Form 10-K
period 2020-12-31
Meridian Bancorp, Inc.
filed 2021-03-01
CIK 1600125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial reporting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to price at which the common equity was last sold on June 30, 2020 was $607,923,276.  As of February 24, 2021, there were 52,417,665 outstanding shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2021 Annual Meeting of Stockholders of the Registrant are incorporated by reference in Part III of this Form 10-K.

MERIDIAN BANCORP, INC.

2020 FORM 10-K ANNUAL REPORT

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

•	competition among depository and other financial institutions;
•	changes in consumer spending, borrowing and savings habits;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;
•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the SEC;
•	changes in the level and trends of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for credit losses;
•	the effects of any civil unrest;
•	the effects of the COVID-19 pandemic on the business, customers, employees and third-party service providers;
•	diversion of management time on pandemic-related issues;
•	changes to statutes, regulations, or regulatory policies or practices resulting from the Covid-19 pandemic;
•	our ability to access cost-effective funding;
•	fluctuations in real estate values and both residential and commercial real estate market conditions;
•	demand for loans and deposits in our market area;
•	our ability to implement changes in our business strategies;
•	adverse changes in the securities or secondary mortgage markets;
•	our ability to manage market risk, credit risk and operational risk in the current economic conditions;

•	failure or breaches of our IT security systems;
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

East Boston Savings Bank

East Boston Savings Bank (the “Bank”) is a Massachusetts-chartered stock savings bank, founded in 1848, that conducts its business from 42 full-service locations, one mobile branch and three loan centers in the greater Boston metropolitan area. We offer a variety of deposit and loan products to individuals and businesses located in our primary market, which consists of Suffolk, Norfolk, Middlesex and Essex Counties, Massachusetts. We attract deposits from the general public and use those funds to originate one- to four-family real estate, multi-family and commercial real estate, construction, commercial and industrial, and consumer loans, which we primarily hold for investment. Our lending business also involves the purchase and sale of loan participation interests.

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

Market Area

We consider the greater Boston metropolitan area to be our primary market area. While our primary deposit-gathering area is concentrated in the greater Boston metropolitan area, our lending area encompasses a broader market that includes most of eastern Massachusetts, including Cape Cod, and portions of southeastern New Hampshire, Maine and Rhode Island. We conduct our operations through our 42 full-service offices, one mobile branch and three loan centers located in the following Massachusetts counties, all of which are located in the greater Boston metropolitan area: Essex (seven offices and two loan centers), Middlesex (10 offices), Suffolk (22 offices and one loan center) and Norfolk (three offices). The greater Boston metropolitan area is the 10th largest metropolitan area in the United States. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale retail trade, to finance, technology and medical care. The largest employment sector, however, is health care and social services, accounting for 14.9% of those employed in Massachusetts. As the COVID-19 pandemic continues to impact the local economy, the unemployment rate for Massachusetts increased to 7.4% for December 2020 from 3.8% for December 2019.  Home prices in Massachusetts, however, increased by 11.4% for 2020 compared to 2019, indicating a strong housing market despite the ongoing pandemic.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies. Several large holding companies operate banks in our market area. These institutions are significantly larger than us and, therefore, have greater resources. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. Based on data from the Federal Deposit Insurance Corporation (“FDIC”) as of June 30, 2020 (the latest date for which information is available), the Bank had 1.10% of the deposit market share within the Boston-Cambridge-Newton, Massachusetts-New Hampshire metropolitan statistical area, giving us the 11th largest market share in our metropolitan statistical area out of 117 financial institutions in our metropolitan statistical area as of that date.

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

Human Capital

At East Boston Savings Bank, we prioritize attracting and retaining the most talented bankers in the Boston market.  Workforce diversity is key to sustaining a culture that systemically promotes equality and inclusivity and appropriately represents the demographics of our market. As of December 31, 2020, we had 501 employees, none of which are represented by a collective bargaining unit.

Development. The average employee tenure is over eight years amongst all employees and over twelve years amongst management, indicating efforts to maintain a healthy workplace environment that places importance on employee work-life balance, as well as professional development, have proven very successful. Our immersive, internally developed employee training program continues to be a prosperous endeavor for the Bank, with 88 employees completing individual training programs in 2020. In addition, 97 employees received internal promotions during 2020. The Bank proudly features our employees in recruitment advertising to express the loyalty and commitment that exists between the Bank and its employees.

Compensation. The Bank also offers a robust employee compensation and benefits package. Compensation includes base salary and wages, an incentive compensation plan and stock awards programs. Benefits include an employer matched 401(k) Plan, health care and insurance benefits, paid time off, an employee assistance program, educational assistance, adoption assistance and palliative and end of life care leave. The minimum pay rate at the bank is $15.00 per hour. Performance evaluations are completed for each employee at least annually, with a resulting merit increase for all employees with at least three months of service.

Health and Safety. At the onset of the COVID-19 pandemic in the Boston market, the Bank enacted its Pandemic Response Plan. We have closely followed all advisories and directives from both the CDC and the Massachusetts Department of Public Health. The Bank distributed masks, gloves, hand sanitizer and disinfecting wipes for availability for all employees in all departments. We also increased the effectiveness of the HVAC systems in all locations, contracted for daily disinfecting of all common surfaces and the deep cleaning of any applicable workspaces when there has been risk of exposure. In addition, the Bank did not require paid time off usage during employee time off due to contracting the virus or quarantining due to exposure.  We feel we our procedures in response to the pandemic were efficient, effective, and sustainable.

Lending Activities

Commercial Real Estate Loans. At December 31, 2020, commercial real estate loans were $2.500 billion, or 45.3%, of our total loan portfolio. The commercial real estate loan portfolio consisted of $956.5 million of fixed-rate loans and $1.543 billion of adjustable-rate loans at December 31, 2020. Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, industrial facilities and retail facilities. At December 31, 2020, $266.2 million of our commercial real estate portfolio was owner occupied commercial real estate, and the remaining $2.233 billion was secured by income producing, or non-owner occupied commercial real estate. We intend to continue to grow our commercial real estate loan portfolio while maintaining prudent underwriting standards. In addition to originating these loans, we also participate in loans with other financial institutions.

We originate a variety of fixed- and adjustable-rate commercial real estate loans for terms and amortization periods up to 30 years, which may include balloon loans. Interest rates and payments on our adjustable-rate loans adjust every three, five, seven or ten years and generally are adjusted to a rate equal to a percentage above the corresponding U.S. Treasury rate or Federal Home Loan Bank borrowing rate. Most of our adjustable-rate commercial real estate loans adjust every five years and amortize over terms of 25 to 30 years. We also include prepayment penalties on loans we originate. Loan amounts generally do not exceed 75% of the property’s appraised value at the time the loan is originated. In addition, properties are generally required by policy to have a minimum debt service coverage ratio of 1.20x. We require independent appraisals on all loans secured by commercial real estate from an approved appraisers list. We require most of our commercial real estate loan borrowers to submit annual financial statements and/or rent rolls on the subject property. These properties may also be subject to annual inspections to support that appropriate maintenance is being performed by the owner/borrower. Our policy is to review all commercial real estate loans over $1 million at least annually along with each of these loan’s commercial real estate borrower and, as applicable, each guarantor. The loan and its borrowers and/or guarantors are subject to an annual risk review verifying that the loan is properly risk rated based upon covenant compliance and other terms as provided for in the loan agreements. While this process does not prevent loans from becoming delinquent, it provides us with the opportunity to better identify problem loans in a timely manner and to work with the borrower prior to the loan becoming delinquent.

The following table provides information with respect to our commercial real estate loans by type at December 31, 2020:

	Amount	Percent
	(Dollars in thousands)
Accommodations	$312,712	12.5%
Industrial/Warehouse	415,792	16.6
Mixed use	22,075	0.9
Office building	853,585	34.1
Retail	554,159	22.2
Other	341,337	13.7
	$2,499,660	100.0%

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

The average outstanding loan size in our commercial real estate portfolio was $4.0 million as of December 31, 2020. We currently target new individual commercial real estate loan originations to owners and investors in our market area and generally originate loans to one borrower up to $100.0 million. We generally do not make commercial real estate loans outside our primary market areas. Our largest single commercial real estate relationship at December 31, 2020 totaled $110.2 million. These loans are secured by office buildings. Our next largest borrowing relationship at December 31, 2020 was for $89.7 million and is secured by hotels, office buildings and retail space. The third largest relationship was for $78.8 million at December 31, 2020 and is secured by industrial/warehouse properties. At December 31, 2020, all of these loans were performing in accordance with their repayment terms.

One- to Four-Family Residential Loans. Our one- to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. At December 31, 2020, one- to four-family residential loans were $564.1 million, or 10.2% of our total loan portfolio.  The one- to four-family residential portfolio consists of $52.0 million and $512.1 million of fixed-rate and adjustable-rate loans, respectively, at December 31, 2020. We generally offer fixed-rate loans and adjustable-rate loans with terms up to 30 years. Generally, our fixed-rate loans conform to Fannie Mae and Freddie Mac underwriting guidelines and those with longer terms (more than 10 years) are originated with the intention to sell. Our adjustable-rate mortgage loans generally adjust annually or every three years after an initial fixed period that ranges from three to ten years. Management has the ability to hold the remaining fixed-rate loans in our loan portfolio for the foreseeable future or until maturity or pay-off. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the one or three year U.S. Treasury index. Depending on the loan type, the maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate caps range from 2% to 6% over the initial interest rate of the loan. Our residential loans generally do not have prepayment penalties.

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

We also offer adjustable-rate loans secured by one- to four-family properties that are not owner-occupied. Non-owner-occupied one- to four-family residential loans generally can be made with a loan-to-value ratio of up to 75% with such value measured at origination. At December 31, 2020, these loans totaled $339.5 million. Non-owner-occupied residential loans can have higher risk of loss than owner-occupied residential loans, as payment on such loans often depends on successful operation and management of the properties. In addition, non-owner-occupied residential borrowers may be more willing to default on a loan than an owner-occupied residential borrower as the non-owner-occupied residential borrower would not be losing his or her residence.

Multi-Family Real Estate Loans. At December 31, 2020, multi-family real estate loans were $880.6 million, or 16.0% of our total loan portfolio. The multi-family loan portfolio consisted of $104.7 million of fixed-rate loans and $775.9 million of adjustable-rate loans at December 31, 2020. Our multi-family real estate loans are generally secured by apartment buildings. We intend to continue to grow our multi-family loan portfolio, while maintaining prudent underwriting standards. In addition to originating these loans, we also participate in loans with other financial institutions.

We originate a variety of adjustable-rate, multi-family real estate loans for terms up to 30 years. Interest rates and payments on our adjustable-rate loans adjust every three, five, seven or ten years and generally are adjusted to a rate equal to a percentage above the corresponding U.S. Treasury rate or Federal Home Loan Bank borrowing rate. Most of our adjustable-rate multi-family real estate loans adjust every five years and amortize over terms of 25 to 30 years. We also include prepayment penalties on loans we originate. Loan amounts generally do not exceed 75% of the property’s appraised value at the time the loan is originated. Properties are generally required by policy to have a minimum debt service coverage ratio of 1.20x. We require most of our multi-family real estate loan borrowers to submit annual financial statements and/or rent rolls on the subject property. These properties may also be subject to annual inspections to support that appropriate maintenance is being performed by the owner/borrower.

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

The average outstanding loan size in our multi-family real estate portfolio was $2.1 million as of December 31, 2020. We currently target new individual multi-family real estate loan originations to owners and investors in our market area and generally originate loans to one borrower up to $100.0 million. We generally do not make multi-family real estate loans outside our primary market areas.

Our largest multi-family real estate relationship at December 31, 2020 totaled $53.6 million. Our next largest multi-family borrowing relationship at December 31, 2020 was for $42.8 million and the third largest multi-family borrowing relationship was for $41.9 million. Each relationship is secured by apartment buildings. At December 31, 2020, all of these loans were performing in accordance with their repayment terms.

Construction Loans.  Historically, we have originated construction loans for commercial real estate, multi-family properties and one- to four-family residential developments.  Although well diversified with respect to price ranges and borrowers, our construction loans are significantly concentrated in the greater Boston metropolitan area.  At December 31, 2020, construction loans were $731.4 million, or 13.2% of our total loan portfolio.

We primarily make construction loans for commercial development projects, including apartment buildings, condominiums, small industrial buildings and retail and office buildings. Most of our construction loans provide for the payment of only interest during the construction phase, which is usually up to 12 to 36 months, although some construction loans are renewed, generally for one or two additional years. At the end of the construction phase, the loan may convert to a permanent mortgage loan or the loan may be paid in full. Loans generally can be made with a maximum loan-to-value ratio of 75% of the appraised market value upon completion of the project. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will generally require an inspection of the property before disbursement of funds during the term of the construction loan.

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

The composition of our construction portfolio at December 31, 2020 is as follows.

	Amount	Percent
	(Dollars in thousands)
Condominium	$193,029	26.4%
One- to four-family residential real estate	22,295	3.0
Apartment	262,757	35.9
Commercial real estate	103,674	14.2
Accommodations	52,386	7.2
Retail	59,861	8.2
Office building	17,561	2.4
Land	19,869	2.7
	$731,432	100.0%

Our largest construction loan relationship at December 31, 2020 totaled $65.7 million. This relationship is secured by an industrial/warehouse property. The next largest construction borrowing relationship at December 31, 2020 was for $55.0 million and is secured by an industrial/warehouse property. The third largest construction loan relationship was for $52.1 million. This relationship is secured by a condominium development. At December 31, 2020, all of these loans were performing in accordance with their repayment terms.

Commercial and Industrial Loans. At December 31, 2020, commercial and industrial loans were $765.2 million, or 13.9% of our total loan portfolio, and we intend to increase the amount of commercial and industrial loans that we originate. A significant portion of our commercial and industrial loans consists of our direct purchase of tax-exempt bonds issued by non-profit organizations (primarily educational and health organizations) and manufacturers through programs sponsored by the Commonwealth of Massachusetts and the states of Maine and New Hampshire. We underwrite these bonds in substantially the same manner as our other commercial and industrial loans. At December 31, 2020, tax exempt bonds included in our commercial and industrial loan portfolio were $387.3 million, or 50.6% of our total commercial and industrial loans at that date. A portion of our commercial and industrial loans is secured by owner-occupied commercial real estate. We make commercial and industrial loans primarily in our market area to a variety of professionals, sole proprietorships, nonprofit organizations and small businesses. However, the primary source of repayment for all of our commercial and industrial loans is income from the underlying business. As part of our relationship driven focus, we generally require our commercial and industrial borrowers to maintain their primary deposit accounts with us, which enhances our interest rate spread and overall profitability.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) includes the establishment of the Paycheck Protection Program (“PPP”), a program designed to aid small- and medium-sized business through federally guaranteed loans distributed through financial institutions. These loans are intended to guarantee payroll and other costs to help those businesses remain viable and allow their workers to pay their bills.  This program is being administered by the Small Business Administration (“SBA”) and backed by the Federal Reserve Bank. The Company originated 401 PPP loans totaling $123.7 million with associated fees of $3.4 million during 2020. At December 31, 2020, PPP loans included in our commercial and industrial loan portfolio totaled $95.0 million, or 12.4% of our total commercial and industrial loans at that date.

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

Our largest single commercial and industrial loan relationship at December 31, 2020 totaled $58.8 million. This loan is secured by gross receipts and educational facilities. Our next largest borrowing relationship at December 31, 2020 was for $53.6 million and is secured by an apartment building. The third largest relationship was for $39.4 million at December 31, 2020 and is secured by retail and industrial/warehouse properties. At December 31, 2020, all of these loans were performing in accordance with their repayment terms.

Home Equity Lines of Credit. We offer home equity lines of credit, which are secured by one- to four-family residences. At December 31, 2020, the outstanding balance owed on home equity lines of credit amounted to $68.7 million, or 1.2% of our total loan portfolio. Home equity lines of credit have adjustable rates of interest with five to ten-year draws and 15 to 20-year terms that are indexed to the Prime Rate as published by The Wall Street Journal on the last business day of the month. Our home equity lines either have a monthly variable interest rate or an interest rate that is fixed for five years and then adjusts in years six and 11. We offer home equity lines of credit with cumulative loan-to-value ratios generally up to 80%, when taking into account both the balance of the home equity loans and first mortgage loan.

The procedures for underwriting home equity lines of credit include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral to the proposed loan amount.

Consumer Loans. We offer automobile loans, loans secured by savings or certificate accounts, credit builder, annuity and overdraft loans. At December 31, 2020, consumer loans were $10.7 million, or 0.2% of total loans. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

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

We generally originate loans for our portfolio; however, we generally agree to sell to the secondary market newly originated conforming fixed-rate, 10- to 30-year one- to four-family residential real estate loans. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management. We sell residential real estate loans in the secondary market primarily with servicing released. We also sell loans to Fannie Mae, the Federal Home Loan Bank Mortgage Partnership Finance Program and other investors with servicing retained. For the years ended December 31, 2020 and 2019, we originated $133.4 million and $40.7 million of residential real estate loans for sale, respectively, and sold $127.7 million and $38.7 million of residential real estate loans, respectively. At December 31, 2020, we were servicing $87.1 million of residential real estate loans for other financial institutions. In addition, we sell participation interests in commercial real estate loans to local financial institutions, primarily on the portion of loans exceeding our borrowing limits, or as is prudent in concert with recognition of credit risk.

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

Loans-to-One Borrower Limit and Loan Category Concentration

The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20% of our capital, which is defined under Massachusetts law as the sum of our capital stock, surplus account and undivided profits. At December 31, 2020, our regulatory limit on loans-to-one borrower was $151.5 million. At that date, our largest lending relationship consisted of seven loans for $130.3 million and was secured by apartment buildings and mixed-use properties. At December 31, 2020, these loans were performing in accordance with their original repayment terms.

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

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential mortgage-backed securities and municipal governments, deposits at the Federal Home Loan Bank of Boston (“FHLB”), certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities, including common stock and money market mutual funds. Our equity securities generally pay dividends. We also are required to maintain an investment in Federal Home Loan Bank of Boston stock, which investment is based on the level of our FHLB borrowings. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2020.

At December 31, 2020, our investment portfolio consisted primarily of municipal bonds, investment-grade marketable equity securities and mortgage-backed securities.

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

Borrowings. We may utilize advances from the Federal Home Loan Bank of Boston to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. As of December 31, 2020, we had $735.6 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including an available line of credit of $10.0 million at an interest rate that adjusts daily. All of our borrowings from the Federal Home Loan Bank are secured by investment securities and qualified collateral, including one- to four-family loans and multi-family and commercial real estate loans held in the Bank’s portfolio.

We also utilize borrowings from the Federal Reserve Bank discount window through the Paycheck Protection Program Liquidity Facility (“PPPLF”) to fund the origination of PPP loans. All of our borrowings through the PPPLF program are secured by PPP loans held in the Bank’s portfolio.

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

Supervision and Regulation

General

The Bank is a Massachusetts-charted stock savings bank. It’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation and by the Depositors Insurance Fund for amounts in excess of the Federal Deposit Insurance Corporation insurance limits. The Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the Federal Deposit Insurance Corporation, as its deposit insurer. The Bank is required to file reports with, and is periodically examined by, the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. The Bank is a member of the Federal Home Loan Bank of Boston.

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

Legislation enacted in 2018 requires the federal banking agencies, including the Federal Deposit Insurance Corporation, to establish a “community bank leverage ratio” of between 8 to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion. Institutions with capital meeting the specified requirements and electing to follow the alternative framework are deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements. A qualifying institution may opt in and out of the community bank leverage ratio on its quarterly call report.

The federal regulators issued a final rule that set the optional community bank leverage ratio at 9%, effective the first quarter of 2020. The rule also established a two-quarter grace period for an institution that ceases to meet any qualifying criteria provided that the bank maintains a leverage ratio 8% or greater.

Section 4012 of the CARES Act of 2020 required that the community bank leverage ratio be temporarily lowered to 8%.  The federal regulators issued a rule implementing the lower ratio, effective April 23, 2020. The rule also established a two-quarter grace period for a qualifying institution whose leverage ratio falls below the 8% community bank leverage ratio requirement so long as the bank maintains a leverage ratio of 7% or greater. Another rule was issued to transition back to the 9% community bank leverage ratio by increasing the ratio to 8.5% for calendar year 2021 and 9% thereafter.

Standards for Safety and Soundness. As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. The agencies have also established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Investment Activities. All state-chartered Federal Deposit Insurance Corporation insured banks, including savings banks, are generally limited in their activities as principal and equity investments to activities and equity investments of the type and in the amount authorized for national banks, notwithstanding state law, subject to certain exceptions. For example, state chartered banks may, with Federal Deposit Insurance Corporation approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the NASDAQ Global Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is 100.0% of Tier 1 Capital, as specified by the Federal Deposit Insurance Corporation’s regulations, or the maximum amount permitted by Massachusetts law, whichever is less. The Bank received approval from the Federal Deposit Insurance Corporation to retain and acquire such equity instruments equal to the lesser of 100% of the Bank’s Tier 1 capital or the maximum permissible amount specified by Massachusetts law. Such grandfathered authority may be terminated under certain circumstances including a determination by the Federal Deposit Insurance Corporation that such investments pose a safety and soundness risk.

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

An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater, and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0%, or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2020, the Bank was classified as a “well capitalized” institution.

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

The Federal Deposit Insurance Corporation imposes deposit insurance assessments. Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. The assessment range (inclusive of possible adjustments) for institutions of less than $10 billion in total assets to 1.5 basis points to 30 basis points. The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The Federal Deposit Insurance Corporation was required to seek to achieve the 1.35% ratio by September 30, 2020. The Federal Deposit Insurance Corporation indicated that the 1.35% ratio was exceeded in November 2018. Insured institutions of less than $10 billion of assets received credits for the portion of their assessments that contributed to raising the reserve ratio between 1.15% and 1.35% effective when the fund rate achieved 1.38%; the credits were exhausted as of September 31, 2020. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation, and the Federal Deposit Insurance Corporation has exercised that discretion by establishing a long-range fund ratio of 2%.

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

Interagency Statement on Loan Modifications. On March 22, 2020, the federal banking agencies issued an interagency statement to provide additional guidance to financial institutions who are working with borrowers affected by the coronavirus (“COVID-19”). The statement provided that agencies will not criticize institutions for working with borrowers and will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as troubled debt restructurings (“TDRs”). The agencies have confirmed with staff of the Financial Accounting Standards Board that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.

The statement further provided that working with borrowers that are current on existing loans, either individually or as part of a program for creditworthy borrowers who are experiencing short-term financial or operational problems as a result of COVID-19, generally would not be considered TDRs. For modification programs designed to provide temporary relief for current borrowers affected by COVID-19, financial institutions may presume that borrowers that are current on payments are not experiencing financial difficulties at the time of the modification for purposes of determining TDR status, and thus no further TDR analysis is required for each loan modification in the program.

The statement indicated that the agencies’ examiners will exercise judgment in reviewing loan modifications, including TDRs, and will not automatically adversely risk rate credits that are affected by COVID-19, including those considered TDRs.

In addition, the statement noted that efforts to work with borrowers of one- to-four family residential mortgages, where the loans are prudently underwritten, and not past due or carried on non-accrual status, will not result in the loans being considered restructured or modified for the purposes of their risk-based capital rules. With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat COVID-19 and stimulate the economy. The law had several provisions relevant to financial institutions, including:

•

Allowing institutions not to characterize loan modifications relating to the COVID-19 pandemic as a troubled debt restructuring and also allowing them to suspend the corresponding impairment determination for accounting purposes.

•

An option to delay the implementation of the accounting standard for current expected credit losses (CECL) until the earlier of December 31, 2020 or when the President declares that the coronavirus emergency is terminated.

•

The ability of a borrower of a federally backed mortgage loan (VA, FHA, USDA, Freddie and Fannie) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. Such a forbearance will be granted for up to 180 days, which can be extended for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract will accrue on the borrower’s account. Except for vacant or abandoned property, the servicer of a federally backed mortgage is prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the 60-day period beginning March 18, 2020.

•

The ability of a borrower of a multi-family federally backed mortgage loan that was current as of February 1, 2020, to submit a request for forbearance to the borrower’s servicer affirming that the borrower is experiencing financial hardship during the COVID-19 emergency. A forbearance will be granted for up to 30 days, which can be extended for up to two additional 30-day periods upon the request of the borrower. During the time of the forbearance, the multi-family borrower cannot evict or initiate the eviction of a tenant or charge any late fees, penalties or other charges to a tenant for late payment of rent. Additionally, a multi-family borrower that receives a forbearance may not require a tenant to vacate a dwelling unit before a date that is 30 days after the date on which the borrower provides the tenant notice to vacate and may not issue a notice to vacate until after the expiration of the forbearance.

The Paycheck Protection Program.  The CARES Act provides approximately $350 billion to fund loans to eligible small businesses through the Small Business Administration’s (“SBA”) 7(a) loan guaranty program. These loans will be 100% federally guaranteed (principal and interest) through December 31, 2020 (which date was subsequently extended). An eligible business can apply for a PPP loan up to 2.5 times its average monthly “payroll costs" limited to a loan amount of $10.0 million. The proceeds of the loan can be used for payroll (excluding individual employee compensation over $100,000 per year), mortgage, interest, rent, insurance, utilities and other qualifying expenses. PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses.

Coronavirus Response and Relief Supplemental Appropriations Act of 2021. On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 was signed into law, which also contains provisions that could directly impact financial institutions, including extending the time that insured depository institutions and depository institution holding companies have to comply with the current expected credit losses (CECL) accounting standard and extending the authority granted to banks under the CARES Act to elect to temporarily suspend the requirements under U.S. GAAP applicable to troubled debt restructurings for loan modifications related to the COVID-19 pandemic for any loan that was not more than 30 days past due as of December 31, 2019. The act directs financial regulators to support community development financial institutions and minority depository institutions and directs Congress to re-appropriate $429 billion in unobligated CARES Act funds. The PPP, which was originally established under the CARES Act, was also extended under the Coronavirus Response and Relief Supplemental Appropriations Act of 2021.

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

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). However, effective March 26, 2020, the Federal Reserve Board reduced required reserve ratios to zero, thereby eliminating the requirement, due to a change in approach to monetary policy.  The Federal Reserve Board has indicated that it has no plans to re-impose reserve requirements, but could in the future if conditions warrant.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. The Bank was in compliance with this requirement at December 31, 2020. Based on redemption provisions of the Federal Home Loan Bank of Boston, the stock has no quoted market value and is carried at cost. The Bank reviews for impairment based on the ultimate recoverability of the cost basis of the Federal Home Loan Bank of Boston stock. As of December 31, 2020, no impairment has been recognized.

At its discretion, the Federal Home Loan Bank of Boston may declare dividends on the stock. The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. As a result of losses incurred, the Federal Home Loan Bank of Boston suspended and did not pay dividends in 2009 and 2010. However, the Federal Home Loan Bank of Boston resumed payment of quarterly dividends in 2011 and, for 2020, paid dividends with an annual yield of 4.64%. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the Federal Home Loan Bank of Boston stock held by the Bank.

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

The Company is subject to the Federal Reserve Board’s consolidated capital adequacy requirements for bank holding companies. The Dodd-Frank Act required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The Company was in compliance with the consolidated capital requirements as of December 31, 2020.

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

In addition, federal regulations provide that no company may acquire control of a bank holding company (as “control” is defined in the Bank Holding Company Act and Federal Reserve Board regulations), without the prior approval of the Federal Reserve Board.  Any company that acquires such control becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board.  Effective September 30, 2020, the Federal Reserve Board amended its regulations concerning when a company controls a bank or bank holding company for purposes of the Bank Holding Company Act.  Relevant factors include the company’s voting and nonvoting equity investment in the bank or bank holding company, director, officer and employee overlap and the scope of business relationships between the company and bank or bank holding company.

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

Bad Debt Reserves. For taxable years beginning before January 1, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for non-qualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. However, those bad debt reserves accumulated prior to 1988 (“Base Year Reserves”) were not required to be recaptured unless the savings institution failed certain tests. At December 31, 2020, $9.8 million of the Bank’s accumulated bad debt reserves would not be recaptured into taxable income unless the Bank makes a “non-dividend distribution” to the Company as described below.

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

Risks Related to the COVID-19 Pandemic

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

•	collateral for loans, especially real estate, may decline in value, which could cause credit losses to increase;
•	our allowance for credit losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.
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

Risks Related to Economic Conditions

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

A decline in economic conditions in the market areas we serve, including as a result of COVID-19 or otherwise, in particular the greater Boston metropolitan area, could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

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

Risks Related to Interest Rates

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

Risks Related to our Lending Activities

Our commercial real estate, multi-family, commercial and industrial, and construction lending involves risks that could adversely affect our financial condition and results of operations.

In recent years, we have focused on shifting our asset mix from increases in the one- to four-family residential loan portfolio to increases in commercial real estate, multi-family, commercial and industrial, and construction loans. As of December 31, 2020, our commercial real estate, multi-family, commercial and industrial, and construction loans totaled $4.877 billion or 88.3% of our loan portfolio. As a result, our credit risk profile is higher than traditional savings institutions that have higher concentrations of one- to four-family residential loans. Also, these types of commercial lending activities, while potentially more profitable than one-to four-family residential lending, are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. A decline in real estate values would reduce the value of the real estate collateral securing our loans and increase the risk that we would incur losses if borrowers defaulted on their loans. In addition, the repayment of commercial real estate and multi-family loans generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. In addition, loan balances for commercial real estate, multi-family and construction loans are typically larger than those for single-family and consumer loans. Accordingly, when there are defaults and losses on these types of loans, they are often larger on a per loan basis than those for one- to four-family residential and consumer loans. Commercial and industrial loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time, may be illiquid and may fluctuate in value based on the success of the business. A secondary market for most types of commercial real estate, multi-family, commercial and industrial, and construction loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans.

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

The unseasoned nature of our commercial loan portfolio may result in errors in judging its collectability, which may lead to additional provisions for credit losses or charge-offs, which would hurt our profits.

Our commercial loan portfolio, which includes commercial real estate, multi-family, commercial and industrial, and construction loans, has increased to $4.877 billion, or 88.3% of total loans at December 31, 2020 from $2.567 billion, or 83.3% of total loans, at December 31, 2015. A portion of our commercial loan portfolio is unseasoned, meaning they were originated recently. Our limited experience with these borrowers does not provide us with a significant payment history pattern with which to judge future collectability. Further, these loans have not been subjected to unfavorable economic conditions. As a result, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

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

If our allowance for credit losses is not sufficient to cover actual credit losses, our earnings could decrease.

We maintain an allowance for credit losses, which is established through a provision for credit losses that represents management’s best estimate of current expected credit losses within the existing portfolio of loans. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the adequacy of the allowance for credit losses, we rely on our experience and our evaluation of economic conditions. If our assumptions prove to be incorrect, our current allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio and adjustment may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Consequently, a problem with one or more loans could require us to significantly increase the level of our provision for credit losses. In addition, federal and state regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or recognize further loan charge-offs. Material additions to the allowance would materially decrease our net income.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The Federal Deposit Insurance Corporation and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these factors, we have a concentration in multi-family and commercial real estate lending, as such loans represent 395% of total bank capital as of December 31, 2020. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our multi-family and commercial real estate lending that would adversely affect our loan originations and profitability.

We are subject to regulatory enforcement risk, reputation risk and litigation risk regarding our participation in the PPP, and we are subject to the risk that the SBA may not fund some or all PPP loan guarantees.

The CARES Act included the PPP as a loan program administered through the SBA.  Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to detailed qualifications and eligibility criteria.

Because of the short timeframe between the passing of the CARES Act and implementation of the PPP, some of the rules and guidance relating to PPP were issued after lenders began processing PPP applications. Also, there was and continues to be uncertainty in the laws, rules and guidance relating to the PPP.  Since the opening of the PPP, several banks have been subject to litigation regarding the procedures used in processing PPP applications, and several banks have been subject to litigation regarding the payment of fees to agents that assisted borrowers in obtaining PPP loans. In addition, some banks and borrowers have received negative media attention associated with PPP loans. Although we believe that we have administered the PPP in accordance with all applicable laws, regulations and guidance, we may be exposed to litigation risk and negative media attention related to our participation in the PPP. If any such litigation is not resolved in in our favor, it may result in significant financial liability to us or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation or media attention could have a material adverse impact on our business, financial condition, and results of operations.

The PPP has also attracted interest from federal and state enforcement authorities, oversight agencies, regulators, and U.S. Congressional committees. State Attorneys General and other federal and state agencies may assert that they are not subject to the provisions of the CARES Act and the PPP regulations entitling us to rely on borrower certifications, and take more aggressive action against us for alleged violations of the provisions governing the PPP. Federal and state regulators can impose or request that we consent to substantial sanctions, restrictions and requirements if they determine there are violations of laws, rules or regulations or weaknesses or failures with respect to general standards of safety and soundness, which could adversely affect our business, reputation, results of operation and financial condition, and thereby adversely affect your investment.

We also have credit risk on PPP loans if the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced loans, including any issue with the eligibility of a borrower to receive a PPP loan. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced a PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

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

Risks Related to Laws and Regulations

We may be adversely affected by recent changes in U.S. tax laws.

The Tax Cuts and Jobs Act, which was enacted in December 2017, enacted limitations on certain deductions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. These limitations include (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes. The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, such as Massachusetts. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for credit losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations, increase our costs of operations and decrease our efficiency.

The Company and the Bank are subject to extensive regulation, supervision and examination by the Massachusetts Commissioner of Banks, the Federal Deposit Insurance Corporation and the Federal Reserve Board. Such regulation and supervision governs the activities in which we may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and the determination of the level of our allowance for credit losses. These regulations, along with the currently existing tax, accounting, securities, insurance, monetary laws, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.

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

Risks Related to Strategic Matters

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

Risks Related to Investment Activities

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

Risks Related to Accounting Matters

Impairment of goodwill could require charges to earnings, which could result in a negative impact on our results of operations.

Goodwill arises when a business is purchased for an amount greater than the net fair value of its assets. We recognized goodwill as an asset on our balance sheet in connection with our acquisitions of Mt. Washington Co-operative Bank and Meetinghouse. We evaluate goodwill for impairment at least annually. Although we determined that goodwill was not impaired during 2020, a significant and sustained decline in our stock price, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill. If we were to conclude that a future write-down of the goodwill was necessary, then we would record the appropriate charge to earnings, which could be materially adverse to the results of operations and financial position. For further discussion of our methodology of evaluating and impairing goodwill, refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Critical Accounting Policies — Evaluation of Goodwill and Core Deposit Intangible and Analysis for Impairment.”

Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.

In preparing this annual report as well as other periodic reports we are required to file under the Securities Exchange Act of 1934, including our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. An area requiring significant estimates and assumptions by management includes our determination of the allowance for credit losses.

Risks Related to Operational Matters

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

As of December 31, 2020, we held $201.6 million of deposits from municipalities throughout Massachusetts.  These deposits may be more volatile than other deposits. If a significant amount of these deposits were withdrawn within a short period of time, it could have a negative impact on our short-term liquidity and have an adverse impact on our earnings.

Risks Related to Card Services

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

Other Risks Related to Our Business

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

At December 31, 2020, we conducted business through our 42 full service offices, one mobile branch and three loan centers located in Allston, Belmont, Boston, Brighton, Brookline, Cambridge, Danvers, East Boston, Revere, Somerville, South Boston, Dorchester, Jamaica Plain, West Roxbury, Everett, Medford, Melrose, Wakefield, Winthrop, Lynn, Peabody, Roslindale, Saugus, Burlington, Lynnfield, Salem, Woburn and Brookline Massachusetts. We also operate in three administrative/support offices. We own 20 and lease 28 of our offices. At December 31, 2020, the total net book value of our land, buildings, furniture, fixtures and equipment was $49.4 million.

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

Market Information and Holders

The Company’s shares of common stock are traded on the NASDAQ Global Select Market under the symbol “EBSB.” The approximate number of shareholders of record of the Company’s common stock as of February 24, 2021 was 1,753. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The Company did not repurchase any of its shares during the quarter ended December 31, 2020. During the year ended December 31, 2020, the Company repurchased 1,000,000 shares of its common stock at an average price of $17.68 per share. As of December 31, 2020, the Company has repurchased 1,324,544 shares of its common stock at an average price of $17.59, or 100.0%, of the 1,324,544 shares authorized for repurchase under the Company’s repurchase program adopted in April 2019 and amended in October 2019. The Company has repurchased 4,698,165 shares of its common stock at an average price of $15.66 per share since August 2015.

Securities Authorized for Issuance under Equity Compensation Plans

Stock-based compensation awards outstanding and available for future grants as of December 31, 2020 represent stock-based compensation plans approved by stockholders. Other than our Employee Stock Ownership Plan, there are no plans that have not been approved by stockholders. Additional information is presented in Note 10, Employee Benefit Plans, in the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, within this report. Additional information regarding the Company’s equity compensation plans is included in Part III, Item 12 of this Annual Report on Form 10-K.

Performance Graph

The stock performance graph below compares the Company’s cumulative shareholder return on its common stock from December 31, 2015 to December 31, 2020 with the cumulative total return of the NASDAQ Composite and the SNL Bank and Thrift Composite. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for the period from the share price at the beginning of the measurement period. The return is based on an initial investment of $100.00.

		Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Meridian Bancorp, Inc.	100.00	135.09	148.61	104.61	149.12	113.58
NASDAQ Composite Index	100.00	108.87	141.13	137.12	187.44	271.64
SNL Bank and Thrift Index	100.00	126.25	148.45	123.32	166.67	144.61

Source: S&P Global Market Intelligence

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial data for the Company. This information should be read in conjunction with the Consolidated Financial Statements and related notes, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appear elsewhere in this Annual Report.

	At or For the Years Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands, except per share amounts)
Financial Condition Data
Total assets	$6,619,848	$6,343,694	$6,178,683	$5,299,455	$4,436,002
Securities, at fair value	23,515	30,319	30,596	38,364	67,663
Loans, net	5,443,805	5,697,540	5,593,403	4,622,798	3,898,668
Deposits	5,081,167	4,921,533	4,884,184	4,107,861	3,475,837
Borrowings	708,245	636,245	586,880	513,444	322,512
Total stockholders' equity	768,885	726,587	674,654	646,399	607,297
Operating Data
Interest and dividend income	$252,113	$266,103	$227,672	$185,104	$149,692
Interest expense	59,380	93,165	63,237	38,912	27,137
Net interest income	192,733	172,938	164,435	146,192	122,555
Provision (reversal) for credit losses	26,456	(2,561)	7,848	4,859	7,180
Net interest income, after provision (reversal) for credit losses	166,277	175,499	156,587	141,333	115,375
Non-interest income	17,266	13,313	9,003	23,064	14,190
Non-interest expenses	96,545	100,023	94,798	87,965	77,494
Income before income taxes	86,998	88,789	70,792	76,432	52,071
Provision for income taxes	21,947	21,793	15,021	33,487	17,881
Net income	$65,051	$66,996	$55,771	$42,945	$34,190
Key Performance Ratios
Return on average assets	1.01%	1.06%	0.99%	0.89%	0.87%
Return on average equity	8.76	9.56	8.36	6.82	5.77
Interest rate spread (1)	2.82	2.47	2.71	2.90	2.99
Net interest margin (2)	3.07	2.81	2.99	3.12	3.20
Non-interest expense to average assets	1.50	1.59	1.68	1.83	1.97
Efficiency ratio (3)	45.97	53.70	54.66	51.97	56.67
Dividend payout ratio	24.64	22.05	20.24	20.26	17.91
Average interest-earning assets to average
interest-bearing liabilities	125.75	122.08	123.96	126.88	129.95
Capital Ratios
Stockholders' equity to total assets	11.61%	11.45%	10.92%	12.20%	13.69%
Community Bank Leverage Ratio	11.59	N/A	N/A	N/A	N/A
Total capital to risk weighted assets	N/A	12.62	11.94	13.60	14.95
Tier I capital to risk weighted assets	N/A	11.77	11.04	12.67	13.95
Common equity tier I capital to risk weighted assets	N/A	11.77	11.04	12.67	13.95
Tier I capital to average assets	N/A	11.14	11.00	12.10	13.95
Asset Quality Ratios
Allowance for credit losses on loans/total loans	1.25%	0.87%	0.94%	0.97%	1.02%
Allowance for credit losses/non-accrual loans	2,175.22	1,477.89	770.79	540.30	298.82
Net charge-offs/average loans outstanding	0.00	0.01	0.00	0.00	0.01
Non-accrual loans/total loans	0.06	0.06	0.12	0.18	0.34
Non-performing assets/total assets	0.05	0.05	0.11	0.16	0.30
Per Share Data
Basic earnings per share	$1.29	$1.31	$1.08	$0.84	$0.67
Diluted earnings per share	1.29	1.30	1.06	0.82	0.65
Dividends per share	0.32	0.29	0.22	0.17	0.12
Book value per share	14.67	13.61	12.60	11.96	11.33
Tangible book value per share (4)	14.25	13.19	12.17	11.54	11.08
Market value per share	14.91	20.09	14.32	20.60	18.90
Number of shares outstanding at end of year	52,415,061	53,377,506	53,541,429	54,039,316	53,596,105
Other data:
Number of offices	42	39	37	33	31
Number of full-time equivalent employees	478	514	512	495	462

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	A reconciliation of the efficiency ratios as reported on a GAAP basis to an adjusted (non-GAAP) basis is as follows:

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
GAAP Basis
Net interest income	$192,733	$172,938	$164,435	$146,192	$122,555
Non-interest income	17,266	13,313	9,003	23,064	14,190
Revenue	209,999	186,251	173,438	169,256	136,745
Non-interest expense	96,545	100,023	94,798	87,965	77,494
Efficiency ratio	45.97%	53.70%	54.66%	51.97%	56.67%

Adjusted (Non-GAAP) Basis
Net interest income	$192,733	$172,938	$164,435	$146,192	$122,555
Non-interest income	17,266	13,313	9,003	23,064	14,190
Adjustment items (non-interest income):
Gain on sale of asset	(4,195)	—	—	—	—
Gain on sale of securities available for sale, net	(38)	—	—	(9,305)	(3,020)
(Gain) loss on marketable equity securities, net	(656)	(2,016)	2,066	—	—
Adjusted revenue	205,110	184,235	175,504	159,951	133,725
Non-interest expense	96,545	100,023	94,798	87,965	77,494
Adjustment item (non-interest expense):
Merger and acquisition expense	—	—	(114)	(2,055)	—
Adjusted non-interest expense	96,545	100,023	94,684	85,910	77,494
Adjusted efficiency ratio	47.07%	54.29%	53.95%	53.71%	57.95%

(4)	Tangible book value per share is calculated as follows:

	At December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands, except per share amounts)
Total stockholders' equity	$768,885	$726,587	$674,654	$646,399	$607,297
Less: goodwill	20,378	20,378	20,378	19,638	13,687
Less: core deposit intangible	1,651	2,123	2,653	3,243	—
Tangible book value	$746,856	$704,086	$651,623	$623,518	$593,610
Number of shares outstanding at end of year	52,415,061	53,377,506	53,541,429	54,039,316	53,596,105
Tangible book value per share	$14.25	$13.19	$12.17	$11.54	$11.08

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Strategy

We emphasize responsive and personalized service to our customers. Due to the consolidation of financial institutions in our market, we continue to believe there is a significant opportunity for a community-focused bank to provide a full range of financial services to small and middle-market commercial and retail customers. By offering quicker decision making in the delivery of banking products and services, offering customized products where appropriate, and providing customer access to our senior managers, we distinguish ourselves from larger, regional banks operating in our market areas, while our larger capital base and product mix enable us to compete effectively against smaller banks. As a result, we believe we have a substantial opportunity to attract experienced management, loan officers and banking customers. We believe this will provide us a competitive advantage as we continue to expand into attractive, high growth markets within the Boston metropolitan area focused on organic growth of existing branches in their respective communities and expanding our lending presence in new and current markets. Our strategies center on the continued enhancement of our full-service, community-oriented Bank. In order to realize these objectives, we are pursuing the following strategies:

Improving profitability through organic growth, disciplined pricing, expense control and balance sheet management. We have achieved many milestones over the last five years as we have grown total assets to $6.620 billion at December 31, 2020 from $3.525 billion at December 31, 2015.  We have focused significant efforts and invested heavily in our infrastructure to support our franchise expansion, creating brand awareness, competitive products and a strong and experienced workforce. We believe these initiatives have positioned us well to implement a strategy focused on improving operating efficiency and earnings growth. While we expect to continue to strive for an appropriate level of loan and deposit growth, we will keenly focus on enhancing our profitability by exercising a disciplined approach to product pricing, expense control and balance sheet mix.

Managing credit risk to maintain a low level of nonperforming assets, and interest rate risk to optimize our net interest margin. Managing risk is an essential part of successfully managing the Bank, and credit risk and interest rate risk are two prominent risk exposures that we face. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. We believe that strong asset quality is a key to long-term financial success. We have sought to grow and diversify the loan portfolio, while maintaining strong asset quality and moderate credit risk, using conservative underwriting standards, as well as diligent monitoring of the portfolio and loans in non-accrual status and on-going collection efforts. Although we will continue to originate commercial real estate, multi-family, commercial and industrial, and construction loans, we intend to continue our philosophy of managing large loan exposures through our experienced, risk-based approach to lending. In addition, we intend to remain focused on lending within our immediate market area, with a specific focus on commercial customers disaffected by their relationships with larger banks as a result of turmoil in the industry. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets to minimize the adverse effects of changes in the interest rate environment. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes originating loans with adjustable interest rates, originating and selling fixed-rate residential mortgages, promoting core deposit products and actively managing rates and maturities of other funding sources.

Increasing core deposits through aggressive marketing and the offering of new deposit products. Deposits are our primary source of funds for investing and lending. Core deposits, which include all deposit account types except certificates of deposit, comprised 76.0% of our total deposits at December 31, 2020. We value our core deposits because they represent a lower cost of funding and are generally less sensitive to interest rate fluctuations than term deposits. We market core deposits through the internet, in-branch and local mail, print and television advertising, as well as programs that link various accounts and services together. We will continue to customize existing deposit products and introduce new products to meet the needs of our customers.

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

Expanding our presence and market share in contiguous and nearby market areas and capturing business opportunities resulting from changes in the competitive environment. Over the last several years, our markets have been subject to large-scale consolidation of local community banks, primarily by larger, out-of-state financial institutions. We believe there is a large customer base in our market that prefers doing business with a local institution and may be dissatisfied with the service received from larger regional banks. In addition, by delivering high quality, customer-focused products and services, we expect to attract additional borrowers and depositors and thus increase our market share and revenue generation. We believe the success of our strategy is evidenced by the growth of our deposits to $5.081 billion at December 31, 2020 from $2.743 billion at December 31, 2015, and net loans, which increased to $5.444 billion at December 31, 2020 from $3.045 billion at December 31, 2015.

Balance Sheet Analysis

Assets. Our total assets increased $276.2 million, or 4.4%, to $6.620 billion at December 31, 2020 from $6.344 billion at December 31, 2019. Net loans decreased $253.7 million, or 4.5%, to $5.444 billion at December 31, 2020 from $5.698 billion at December 31, 2019. Cash and due from banks increased $508.2 million, or 125.1%, to $914.6 million at December 31, 2020 from $406.4 million at December 31, 2019. Securities, at fair value, were $23.5 million at December 31, 2020, a decrease of $6.8 million, or 22.4%, from $30.3 million at December 31, 2019.

Loan Portfolio Analysis. At December 31, 2020, net loans were $5.444 billion, or 82.2% of total assets. Loan originations totaled $1.461 billion during the year ended December 31, 2020. The net decrease in loans for the year ended December 31, 2020 was primarily due to decreases of $197.0 million in commercial real estate loans, $122.9 million in multi-family loans and $95.2 million in one- to four-family loans, partially offset by increases of $160.3 million in commercial and industrial loans and $24.1 million in construction loans. The increase in commercial and industrial loans includes the origination of $123.7 million in PPP loans. These balance changes reflect commercial loan payoffs totaling $1.039 billion during the year ended December 31, 2020.

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

	At December 31,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four- family	$564,146	10.2%	$659,366	11.5%	$647,367	11.4%	$603,680	12.9%	$532,450	13.5%
Multi-family	880,552	16.0	1,003,418	17.4	1,010,521	17.9	779,637	16.7	562,948	14.3
Home equity lines of credit	68,721	1.2	69,491	1.2	50,087	0.9	48,393	1.0	42,913	1.1
Commercial real estate	2,499,660	45.3	2,696,671	46.9	2,621,979	46.4	2,063,781	44.2	1,776,601	45.1
Construction	731,432	13.2	707,370	12.3	686,948	12.1	641,306	13.7	502,753	12.8
Total real estate loans	4,744,511	85.9	5,136,316	89.3	5,016,902	88.7	4,136,797	88.5	3,417,665	86.8
Commercial and industrial	765,195	13.9	604,889	10.5	625,018	11.1	525,604	11.3	515,430	13.0
Consumer	10,707	0.2	12,196	0.2	10,953	0.2	10,761	0.2	9,712	0.2
Total loans	5,520,413	100.0%	5,753,401	100.0%	5,652,873	100.0%	4,673,162	100.0%	3,942,807	100.0%
Allowance for loan losses	(68,824)		(50,322)		(53,231)		(45,185)		(40,149)
Net deferred loan origination fees	(7,784)		(5,539)		(6,239)		(5,179)		(3,990)
Loans, net	$5,443,805		$5,697,540		$5,593,403		$4,622,798		$3,898,668

Loan Maturity. The following table sets forth certain information at December 31, 2020 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude net deferred loan origination fees. Our adjustable-rate mortgage loans generally do not provide for downward adjustments below the initial discounted contract rate, other than declines due to a decline in the index rate.

	December 31, 2020
	Real estate	Commercial and industrial	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$388,854	$60,715	$445	$450,014
More than one to five years	792,084	202,282	10,081	1,004,447
More than five to fifteen years	1,437,709	99,161	181	1,537,051
More than fifteen years	2,125,864	403,037	—	2,528,901
Total	$4,744,511	$765,195	$10,707	$5,520,413
Interest rate terms on amounts due after one year:
Fixed-rate loans	$1,189,705	$240,046	$10,262	$1,440,013
Adjustable-rate loans	3,165,952	464,434	—	3,630,386
Total	$4,355,657	$704,480	$10,262	$5,070,399

At December 31, 2020, our loan portfolio consisted of $1.726 billion of fixed-rate loans and $3.794 billion of adjustable-rate loans.

Asset Quality

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies, uniform underwriting criteria and providing prompt attention to potential problem loans. Management of asset quality is accomplished through strong internal controls, monitoring and reporting of key risk indicators, and both internal and independent third-party loan reviews. The primary objective of our loan review process is to measure borrower performance and assess risk to identify loan weakness and minimize loss exposure. From the time of origination through final repayment, all multi-family, commercial real estate, construction, and commercial and industrial loans are assigned a risk rating.  We use a ten-grade internal loan rating system and formally review the ratings annually for most loans, in addition to independent third-party review.

Internal and independent third-party loan reviews vary by loan type and, depending on the size and complexity of the loan, may warrant detailed individual review.  Other loans may have less risk, based upon size or inclusion in a homogenous pool, reducing the need for detailed individual analysis. Assets with these characteristics, such as residential mortgages, may be reviewed based on risk indicators such as delinquency or credit rating. Some loans may be re-evaluated in terms of their fair market value or net realizable value in order to determine the likelihood of potential loss exposure and, consequently, the adequacy of specific and general credit loss reserves.

When a borrower fails to make a required loan payment, we take steps to have the borrower cure the delinquency and restore the loan to current status, including contacting the borrower at regular intervals. When the borrower is in default, we may commence collection proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan is generally sold at foreclosure. On a monthly basis, management provides detailed delinquency reports and analysis to the Executive Committee of its Board of Directors and, if applicable, information on any foreclosures.

Delinquencies. Total past due loans increased $123,000, or 3.9%, to $3.3 million at December 31, 2020 from $3.2 million at December 31, 2019. At December 31, 2020 and 2019, non-accrual loans exceeded loans 90 days or greater past due in certain loan categories primarily due to loans that have cured their delinquency, but have not yet achieved a sustained payment history of six consecutive months. Delinquencies do not include loans that have had COVID-19 related payment deferral modifications, as appropriate under the CARES Act.

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including troubled debt restructurings (“TDRs”) on non-accrual status, and real estate and other loan collateral acquired through foreclosure. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, the loan has achieved a sustained payment history of six consecutive months and future payments are reasonably assured. As of December 31, 2020, there were no loans placed on non-accrual due to COVID-19 related repayment modifications, as appropriate under the CARES Act.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income. The Company did not hold any foreclosed real estate at December 31, 2020 and 2019. We continue to be actively engaged with our borrowers in resolving remaining problem assets and with the effective management of real estate owned as a result of foreclosures. The following table provides information with respect to our non-performing assets at the dates indicated.

	At December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One- to four-family	$2,617	$3,082	$5,888	$6,890	$8,487
Home equity lines of credit	20	—	—	562	674
Commercial real estate	—	—	342	388	2,807
Construction	—	—	—	—	815
Total real estate loans	2,637	3,082	6,230	7,840	12,783
Commercial and industrial	527	323	676	523	653
Total non-accrual loans (1)	3,164	3,405	6,906	8,363	13,436
Foreclosed assets	—	—	—	—	—
Total non-performing assets	$3,164	$3,405	$6,906	$8,363	$13,436
Non-accrual loans to total loans	0.06%	0.06%	0.12%	0.18%	0.34%
Non-accrual loans to total assets	0.05%	0.05%	0.11%	0.16%	0.30%
Non-performing assets to total assets	0.05%	0.05%	0.11%	0.16%	0.30%

(1)

TDRs on accrual status not included above totaled $1.7 million at December 31, 2020, $2.3 million at December 31, 2019, $12.3 million at December 31, 2018, $12.7 million at December 31, 2017 and $13.3 million at December 31, 2016.

Non-performing assets were $3.2 million or 0.05% of total assets, at December 31, 2020, compared to $3.4 million, or 0.05% of total assets, at December 31, 2019. Non-accrual loans decreased $241,000, or 7.1%, to $3.2 million, or 0.06% of total loans outstanding at December 31, 2020, from $3.4 million, or 0.06% of total loans outstanding at December 31, 2019. We believe our continued low level of non-performing assets indicates a culture of comprehensive and effective credit risk management practices.

Achieving and maintaining a moderate risk profile by aggressively managing troubled assets is a primary focus for management. At December 31, 2020, our allowance for credit losses was $68.8 million, or 1.25% of total loans, compared to $50.3 million, or 0.87% of total loans at December 31, 2019. The increases in the allowance and coverage ratio reflect the application of economic uncertainties and market volatility caused by COVID-19 to the factors used to determine the Company’s provision.

Troubled Debt Restructurings and Other Loan Modifications. When resolving loans of borrowers with financial difficulties, we may choose to restructure the contractual terms of certain loans, with terms modified to accommodate the borrower’s ability to repay the loan. A loan is considered a TDR if, for reasons related to the debtor’s financial difficulties, a concession is granted to the debtor that would not otherwise be considered.

The following table summarizes our TDRs at the dates indicated.

	At December 31,
	2020	2019	2018	2017	2016
	(In thousands)
TDRs on accrual status:
One- to four-family	$1,731	$2,084	$2,152	$2,125	$2,219
Multi-family	—	252	1,271	1,315	1,359
Home equity lines of credit	—	—	—	—	18
Commercial real estate	—	—	8,906	9,200	9,460
Construction	—	—	—	—	174
Commercial and industrial	—	—	12	20	27
Total TDRs on accrual status	1,731	2,336	12,341	12,660	13,257
TDRs on non-accrual status:
One- to four-family	420	706	770	1,046	1,123
Total TDRs on non-accrual status	420	706	770	1,046	1,123
Total TDRs	$2,151	$3,042	$13,111	$13,706	$14,380

Total TDRs decreased $891,000, or 29.3%, to $2.2 million at December 31, 2020 from $3.0 million at December 31, 2019, due to decreases of $605,000 in TDRs on accrual status and $286,000 in TDRs on non-accrual status. Modifications of TDRs consist of rate reductions, loan term extensions or provisions for interest-only payments for specified periods up to 12 months. We have generally been successful with the concessions we have offered to borrowers to date. We generally return TDRs to accrual status when they have sustained payments for six consecutive months based on the restructured terms and future payments are reasonably assured.

In response to COVID-19, the Company has provided temporary relief in the form of short-term loan modifications, including initial 90- to 180-day principal and interest deferment periods and secondary modifications to defer principal while continuing to make interest-only payments.  The deferred payments and associated accrued interest are due and payable based on the specific terms of the modification. As of December 31, 2020, the Company had $416.3 million in loans making interest-only payments under COVID-19 related loan modifications.

Other Potential Problem Loans. Other potential problem loans are loans that are currently performing, but possible credit problems of the borrowers could threaten their ability to comply with contractual loan repayment terms. These other potential problem loans are generally loans classified as “substandard” or 8-rated loans in accordance with our ten-grade internal loan rating system. At December 31, 2020, other potential problem loans totaled $19.8 million and consist of three commercial and industrial loans to two non-profit educational organizations in eastern Massachusetts with loan balances of $16.2 million and $3.6 million that were identified during our loan review process as having possible financial issues that, if not corrected, could result in some loss to the Company. At December 31, 2020, both of these loan relationships were performing in accordance with the terms of their loans with the current expectation that we will be repaid in full in accordance with those terms, but with continual credit monitoring of the relationships.

Allowance for Credit Losses on Loans. The allowance for credit losses represents management’s estimate of expected credit losses inherent in the current loan portfolio at the balance sheet date. The Bank adopted CECL in 2020 and developed a model that determines an appropriate range of loss for each loan portfolio segment, utilizing Bank and peer loss histories of each segment tracked throughout an economic cycle to determine a reasonable and supportable range of potential loss within each segment.

Changes in the allowance for credit losses on loans during the years indicated were as follows:

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Beginning balance	$50,322	$53,231	$45,185	$40,149	$33,405
Impact of adoption of ASU 2016-13	(7,699)	—	—	—	—
Provision (reversal) for credit losses on loans	26,456	(2,561)	7,848	4,859	7,180
Charge-offs:
One- to four-family	—	—	—	98	—
Commercial real estate	—	—	—	3	—
Construction	—	—	—	—	486
Commercial and industrial	174	201	—	—	49
Consumer	185	290	306	340	302
Total charge-offs	359	491	306	441	837
Recoveries:
One- to four-family	13	—	151	104	—
Multi-family	—	—	—	1	—
Home equity lines of credit	2	4	4	1	—
Commercial real estate	—	5	15	310	—
Construction	—	—	202	51	230
Commercial and industrial	14	7	—	30	60
Consumer	75	127	132	121	111
Total recoveries	104	143	504	618	401
Net (charge-offs) recoveries	(255)	(348)	198	177	(436)
Ending balance	$68,824	$50,322	$53,231	$45,185	$40,149
Allowance to non-accrual loans	2,175.22%	1,477.89%	770.79%	540.30%	298.82%
Allowance to total loans outstanding	1.25%	0.87%	0.94%	0.97%	1.02%
Net (charge-offs) recoveries to average loans outstanding	(0.00)%	(0.01)%	0.00%	0.00%	(0.01)%

Our credit loss provision was $26.5 million for the year ended December 31, 2020 compared to a reversal of $2.6 million for the year ended December 31, 2019 and a $7.8 million provision for the year ended December 31, 2018. The allowance for credit losses was $68.8 million or 1.25% of total loans at December 31, 2020, compared to $50.3 million or 0.87% of total loans at December 31, 2019 and $53.2 million or 0.94% of total loans at December 31, 2018. In accordance with Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), the Company adopted the new credit loss accounting standard as of December 31, 2020, with a retroactive adjustment as of January 1, 2020. The Company previously deferred the adoption of ASU No. 2016-03, an option provided under the CARES Act. The adoption resulted in a $7.7 million decrease in the allowance for credit losses on loans effective January 1, 2020, which was recognized through an adjustment to retained earnings, net of deferred taxes. The changes in the provision were based on management’s assessment of current and future economic conditions, as effected by COVID-19; loan portfolio growth and composition changes; declines in historical charge-off trends; reduced levels of problem loans and other improving asset quality trends. We continue to assess the adequacy of our allowance for loan losses in accordance with established policies and are closely monitoring the evolving pandemic to ensure proper evaluation of its impact on our loan portfolio.

The following tables set forth the breakdown of the allowance for credit losses by loan category at the dates indicated:

	At December 31,
	2020			2019			2018
			Percent of			Percent of			Percent of
		Percent of	Loans in		Percent of	Loans in		Percent of	Loans in
		Allowance	Category		Allowance	Category		Allowance	Category
		to Total	of Total		to Total	of Total		to Total	of Total
	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four- family	$2,076	3.0%	10.2%	$691	1.4%	11.4%	$1,033	1.9%	12.9%
Multi-family	2,251	3.3	16.0	7,825	15.5	17.9	8,240	15.5	16.7
Home equity lines of credit	206	0.3	1.2	69	0.1	0.9	70	0.1	1.0
Commercial real estate	30,145	43.8	45.3	26,943	53.6	46.4	27,785	52.3	44.2
Construction	25,197	36.6	13.2	8,913	17.7	12.1	9,755	18.3	13.7
Total real estate loans	59,875	87.0	85.9	44,441	88.3	88.7	46,883	88.1	88.5
Commercial and industrial	8,453	12.3	13.9	5,765	11.5	11.1	6,236	11.7	11.3
Consumer	496	0.7	0.2	116	0.2	0.2	112	0.2	0.2
Total loans	$68,824	100.0%	100.0%	$50,322	100.0%	100.0%	$53,231	100.0%	100.0%

	At December 31,
	2017			2016
			Percent of			Percent of
		Percent of	Loans in		Percent of	Loans in
		Allowance	Category		Allowance	Category
		to Total	of Total		to Total	of Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$1,001	2.2%	12.9%	$1,367	3.4%	13.5%
Multi-family	6,263	13.9	16.7	4,514	11.2	14.3
Home equity lines of credit	62	0.1	1.0	73	0.2	1.1
Commercial real estate	21,513	47.6	44.2	18,725	46.7	45.1
Construction	10,166	22.5	13.7	8,931	22.2	12.8
Total real estate loans	39,005	86.3	88.5	33,610	83.7	86.8
Commercial and industrial	6,084	13.5	11.3	6,452	16.1	13.0
Consumer	96	0.2	0.2	87	0.2	0.2
Total loans	$45,185	100.0%	100.0%	$40,149	100.0%	100.0%

The allowance consists of general and allocated components. The general component relates to portfolio segments (pools) of non-impaired loans of the same type and is based on a quantitative analysis performed under CECL and adjusted for qualitative factors.  The allocated component relates to loans that are classified as impaired. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

We had impaired loans totaling $4.3 million and $6.3 million as of December 31, 2020 and 2019, respectively. At December 31, 2020, there were no impaired loans with a valuation allowance. Impaired loans totaling $2.8 million had a valuation allowance of $76,000 at December 31, 2019. Our average recorded investment in impaired loans was $4.9 million and $4.4 million for the years ended December 31, 2020 and 2019, respectively.

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

Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral dependent as of December 31, 2020 and considered any probable loss in determining the allowance for loan losses.

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

•

We adjust appraisals based on updated economic information, if necessary, prior to the foreclosure sale. We review current market factors to determine whether, in management’s opinion, downward adjustments to the most recent appraised values may be warranted. If so, we use our best estimate to apply an estimated discount rate to the appraised values to reflect current market factors.

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

Securities Portfolio

At December 31, 2020, our securities portfolio was $23.5 million, or 0.4% of total assets compared to $30.3 million, or 0.5% of total assets, at December 31, 2019. During the year ended December 31, 2020, the securities portfolio decreased $6.8 million, or 22.4%, primarily due to $4.0 million in maturities, calls and principal payments, and $8.6 million in sales of marketable equity securities, partially offset by the purchase of $6.5 million in marketable equity securities. At December 31, 2020, the securities portfolio consisted of $11.3 million, or 48.2%, in debt securities and $12.2 million, or 51.8%, in marketable equity securities. The debt securities within the portfolio are government-sponsored enterprises, municipal bonds and mortgage-backed securities issued by government-sponsored enterprises and private companies. Included in marketable equity securities are common stocks and money market mutual funds. We purchase marketable equity securities with the intent to generate long-term capital gains through purchasing investment grade dividend paying securities in companies with relatively low long-term debt and a history of sustained earnings and above-average growth. We typically initiate a securities position based on market opportunities and may periodically add to our position through dollar cost averaging. Refer to Note 2, Securities, in Notes to the Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data within this report for more detail regarding industry concentrations in our securities portfolio.

The following table sets forth the amortized cost and fair value of our securities, all of which at the dates indicated were recorded at fair value.

	At December 31,
	2020		2019		2018
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Debt securities:
Government-sponsored enterprises	$346	$367	$1,528	$1,556	$1,869	$1,832
Municipal bonds	2,075	2,221	2,085	2,151	2,094	2,031
Residential mortgage-backed securities:
Government-sponsored enterprises	7,706	8,055	10,559	10,693	12,749	12,585
Private label	567	683	584	676	639	711
Total debt securities	10,694	11,326	14,756	15,076	17,351	17,159
Marketable equity securities:
Common stocks	12,819	12,179	14,987	15,233	15,352	13,427
Money market mutual funds	10	10	10	10	10	10
Total marketable equity securities	12,829	12,189	14,997	15,243	15,362	13,437
Total	$23,523	$23,515	$29,753	$30,319	$32,713	$30,596

At December 31, 2020, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the stated maturities and weighted average yields of debt securities at December 31, 2020.

			More than One Year		More than Five Years
	One Year or Less		to Five Years		to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Debt securities:
Government-sponsored enterprises	$—	—%	$—	—%	$—	—%	$346	2.59%	$346	2.59%
Municipal bonds	—	—	522	3.06	1,553	2.32	—	—	2,075	2.50
Residential mortgage- backed securities:
Government-sponsored enterprises	—	—	453	3.60	1,107	2.61	6,146	3.34	7,706	3.25
Private label	—	—	—	—	129	2.36	438	4.84	567	4.28
Total debt securities	$—	—%	$975	3.31%	$2,789	2.44%	$6,930	3.40%	$10,694	3.14%

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

Deposits

Deposits are a major source of our funds for lending and other investment purposes. Deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Our deposit base is comprised of noninterest-bearing demand, interest-bearing demand, money market, regular savings and other deposits, and certificates of deposit, which include brokered certificates of deposit. We consider noninterest-bearing demand, interest-bearing demand, money market, and regular savings and other deposits to be core deposits. Total deposits increased $159.6 million, or 3.2%, to $5.081 billion at December 31, 2020 from $4.922 billion at December 31, 2019. At December 31, 2020, approximately $1.248 billion of the Company’s deposits were in excess of the FDIC’s insurance limits, but fully insured through the Bank’s membership in the Massachusetts Depositors Insurance Fund, which insures all deposits in excess of the FDIC’s insurance limits. Our continuing focus on the acquisition and expansion of core deposit relationships resulted in net growth in core deposits of $510.3 million, or 15.2%, to $3.862 billion, or 76.0% of total deposits at December 31, 2020.

The following table sets forth the average balances of deposits for the years indicated.

	Years Ended December 31,
	2020			2019			2018
			Percent			Percent			Percent
	Average	Average	of Total	Average	Average	of Total	Average	Average	of Total
	Balance	Rate	Deposits	Balance	Rate	Deposits	Balance	Rate	Deposits
	(Dollars in thousands)
Noninterest-bearing demand deposits	$647,735	—%	13.2%	$505,520	—%	10.2%	$489,887	—%	9.9%
Interest-bearing demand deposits	1,307,881	0.80	26.7	1,215,989	1.72	24.5	1,106,332	1.36	24.4
Money market deposits	756,169	0.74	15.5	683,051	1.29	13.8	845,781	1.12	14.9
Regular savings and other deposits	858,360	0.61	17.5	901,650	1.53	18.2	400,951	0.54	16.3
Certificates of deposit	1,322,317	1.64	27.0	1,648,089	2.15	33.3	1,513,174	1.85	34.5
Total	$4,892,462	0.88%	100.0%	$4,954,299	1.59%	100.0%	$4,356,125	1.25%	100.0%

The following table indicates the amount of the certificates of deposits of $250,000 or more by time remaining until maturity as of December 31, 2020.

Certificates
of Deposit
(In thousands)
Maturity Period:
Three months or less	$65,183
Over three through six months	71,453
Over six through twelve months	129,962
Over twelve months	69,479
Total	$336,077

Borrowings

We use borrowings from the Federal Home Loan Bank of Boston to supplement our supply of funds for loans and investments. Beginning in the second quarter of 2020, we also utilized borrowings from the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF) program to fund the origination of PPP loans. At the years ended December 31, 2020 and 2019, FHLB advances totaled $610.6 million and $636.2 million, respectively, with a weighted average rate of 2.33% and 2.57%, respectively. Federal Reserve PPPLF borrowings totaled $97.6 million with a weighted average rate of 0.35% at December 31, 2020. Total borrowings increased $72.0 million, or 11.3%, during the year ended December 31, 2020, reflecting a net increase $97.6 million in PPPLF borrowings, partially offset by a net decrease of $25.6 million in long-term FHLB advances. During the year ended December 31, 2020 the Bank entered into long-term advances with the Federal Home Loan Bank of Boston totaling $110.0 million with original terms ranging from one to five years and initial interest rates ranging from 0.66% to 1.38%. The maturing long-term advances with the Federal Home Loan Bank of Boston totaled $135.6 million and consisted of advances with original terms ranging from one to three years and interest rates ranging from of 1.81% to 2.79% during the year ended December 31, 2020. At December 31, 2020, we also had an available line of credit of $10.0 million with the Federal Home Loan Bank of Boston at an interest rate that adjusts daily, none of which was outstanding at that date.

Information relating to borrowings is detailed in the following table.

	Years Ended December 31,
	2020	2019
	(Dollars in thousands)
Balance outstanding at end of period	$708,245	$636,245
Average amount outstanding during the period	$750,621	$593,711
Weighted average interest rate during the period	2.18%	2.39%
Maximum outstanding at any month end	$804,285	$637,038
Weighted average interest rate at end of period	2.06%	2.57%

Stockholders’ Equity

Total stockholders’ equity increased $42.3 million, or 5.8%, to $768.9 million at December 31, 2020, from $726.6 million at December 31, 2019. The increase for the year ended December 31, 2020 was due primarily to $65.1 million in net income, $5.5 million related to the adoption of ASU 2016-13, net of taxes, and $5.3 million related to stock-based compensation plans, partially offset by the repurchase of 1,000,000 shares of the Company’s common stock related to the stock repurchase program at a total cost of $17.7 million and dividends of $0.32 per share totaling $16.0 million. Stockholders’ equity to assets was 11.61% at December 31, 2020, compared to 11.45% at December 31, 2019. Book value per share increased to $14.67 at December 31, 2020 from $13.61 at December 31, 2019. At December 31, 2020, the Company and the Bank continued to exceed all regulatory capital requirements.

Results of Operations for the Years Ended December 31, 2020, 2019 and 2018

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

Net income information is as follows:

	Years Ended December 31,			Change 2020/2019		Change 2019/2018
	2020	2019	2018	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Net interest income	$192,733	$172,938	$164,435	$19,795	11.4%	$8,503	5.2%
Provision (reversal) for credit losses	26,456	(2,561)	7,848	29,017	1,133.0	(10,409)	(132.6)
Non-interest income	17,266	13,313	9,003	3,953	29.7	4,310	47.9
Non-interest expenses	96,545	100,023	94,798	(3,478)	(3.5)	5,225	5.5
Net income	65,051	66,996	55,771	(1,945)	(2.9)	11,225	20.1
Basic earnings per share	1.29	1.31	1.08	(0.02)	(1.5)	0.23	21.3
Diluted earnings per share	1.29	1.30	1.06	(0.01)	(0.8)	0.24	22.6
Return on average assets	1.01%	1.06%	0.99%	(0.05)%	(5.1)	0.07%	7.5
Return on average equity	8.76%	9.56%	8.36%	(0.80)%	(8.4)	1.20%	14.4

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

	Years Ended December 31,
	2020			2019			2018
	Average Balance	Interest (1)	Yield/ Cost (1)	Average Balance	Interest (1)	Yield/ Cost (1)	Average Balance	Interest (1)	Yield/ Cost (1)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$5,687,214	$251,003	4.41%	$5,779,924	$259,427	4.49%	$5,119,102	$221,652	4.33%
Securities and certificates of deposits	28,286	926	3.27	34,343	1,109	3.23	69,091	1,678	2.43
Other interest-earning assets (3)	566,003	3,267	0.58	341,786	8,467	2.48	319,758	6,938	2.17
Total interest-earning assets	6,281,503	255,196	4.06	6,156,053	269,003	4.37	5,507,951	230,268	4.18
Noninterest-earning assets	160,444			138,983			120,720
Total assets	$6,441,947			$6,295,036			$5,628,671
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,307,881	10,463	0.80	$1,215,989	20,951	1.72	$1,106,332	15,025	1.36
Money market deposits	756,169	5,577	0.74	683,051	8,797	1.29	845,781	9,490	1.12
Regular savings and other deposits	858,360	5,221	0.61	901,650	13,796	1.53	400,951	2,175	0.54
Certificates of deposit	1,322,317	21,728	1.64	1,648,089	35,434	2.15	1,513,174	27,944	1.85
Total interest-bearing deposits	4,244,727	42,989	1.01	4,448,779	78,978	1.78	3,866,238	54,634	1.41
Borrowings	750,621	16,391	2.18	593,711	14,187	2.39	576,949	8,603	1.49
Total interest-bearing liabilities	4,995,348	59,380	1.19	5,042,490	93,165	1.85	4,443,187	63,237	1.42
Noninterest-bearing demand deposits	647,735			505,520			489,887
Other noninterest-bearing liabilities	56,091			46,250			28,191
Total liabilities	5,699,174			5,594,260			4,961,265
Total stockholders' equity	742,773			700,776			667,406
Total liabilities and stockholders' equity	$6,441,947			$6,295,036			$5,628,671
Net interest-earning assets	$1,286,155			$1,113,563			$1,064,764
Fully tax-equivalent net interest income		195,816			175,838			167,031
Less: tax-equivalent adjustments		(3,083)			(2,900)			(2,596)
Net interest income		$192,733			$172,938			$164,435
Interest rate spread (1)(4)			2.87%			2.52%			2.76%
Net interest margin (1)(5)			3.12%			2.86%			3.03%
Average interest-earning assets to average interest-bearing liabilities		125.75%			122.08%			123.96%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$4,892,462	$42,989	0.88%	$4,954,299	$78,978	1.59%	$4,356,125	$54,634	1.25%
Total deposits and borrowings, including noninterest-bearing demand deposits	$5,643,083	$59,380	1.05%	$5,548,010	$93,165	1.68%	$4,933,074	$63,237	1.28%

(1)

Income on debt securities, marketable equity securities and revenue bonds included in commercial real estate loans, as well as resulting yields, interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the years ended December 31, 2020, 2019 and 2018, yields on loans before tax-equivalent adjustments were 4.36%, 4.44% and 4.28%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 2.99%, 3.01% and 2.28%, respectively, and yield on total interest-earning assets before tax-equivalent adjustments were 4.01%, 4.32% and 4.13%, respectively. Interest rate spread before tax-equivalent adjustments for the years ended December 31, 2020, 2019 and 2018 was 2.82%, 2.47% and 2.71%, respectively, while net interest margin before tax-equivalent adjustments for the years ended December 31, 2020, 2019 and 2018 was 3.07%, 2.81% and 2.99%, respectively.

(2)

Loans on non-accrual status are included in average balances. Loan interest income includes loan fees totaling $3.7 million, $2.4 million and $1.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

	Years Ended December 31,			Years Ended December 31,
	2020 Compared to 2019			2019 Compared to 2018
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate (1)	Net	Volume	Rate (1)	Net
	(In thousands)
Interest income:
Loans	$(4,127)	$(4,297)	$(8,424)	$29,429	$8,346	$37,775
Securities and certificates of deposits	(198)	15	(183)	(1,012)	443	(569)
Other interest-earning assets	3,590	(8,790)	(5,200)	500	1,029	1,529
Total	(735)	(13,072)	(13,807)	28,917	9,818	38,735
Interest expense:
Deposits	(4,545)	(31,444)	(35,989)	6,981	17,363	24,344
Borrowings	3,506	(1,302)	2,204	257	5,327	5,584
Total	(1,039)	(32,746)	(33,785)	7,238	22,690	29,928
Change in fully tax-equivalent net interest income	$304	$19,674	$19,978	$21,679	$(12,872)	$8,807

(1)	Taxable equivalent rate used where applicable assuming a 21% tax rate.

The net interest rate spread and net interest margin on a tax-equivalent basis were 2.87% and 3.12%, respectively, for the year ended December 31, 2020 compared to 2.52% and 2.86%, respectively, for the year ended December 31, 2019. The increase in net interest income was due primarily to a substantial decrease in the cost of funds for the year ended December 31, 2020 compared to 2019.

The Company’s yield on interest-earning assets on a tax-equivalent basis decreased 31 basis points to 4.06% for the year ended December 31, 2020 compared to 4.37% for the year ended December 31, 2019, while the total cost of funds decreased 63 basis points to 1.05% for the year ended December 31, 2020 compared to 1.68% for the year ended December 31, 2019. The decrease in interest income was primarily due to the increase of $224.2 million, or 65.6%, in the Company’s average other interest-earning assets to $566.0 million and a 190 basis point, or 76.6%, decrease in the yield on other interest-earning assets. Interest and fees on loans included commercial prepayment fees of $4.6 million for the year ended December 31, 2020, an increase from $2.1 million for the year ended December 31, 2019. The decrease in interest expense on deposits was primarily due to a decrease in the cost of average total deposits to 0.88% from 1.59% for the year ended December 31, 2019. The increase in interest expense on borrowings was primarily due to an increase in average total borrowings to $750.6 million.

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

The Company’s yield on interest-earning assets on a tax-equivalent basis increased 19 basis points to 4.37% for the year ended December 31, 2019 compared to 4.18% for the year ended December 31, 2018, while the total cost of funds increased 40 basis points to 1.68% for the year ended December 31, 2019 compared to 1.28% for the year ended December 31, 2018. The increase in interest income was primarily due to growth in the Company’s average loan balances of $000.0 million, or 00.0%, to $5.119 billion, and by an increase in the yield on loans on a tax-equivalent basis of three basis points to 4.33% for the year ended December 31, 2018. The yields on loans and interest-earning assets on a tax-equivalent basis for the year ended December 31, 2018 also reflects the reduction in the federal income tax rate to 21% from 35%. The increase in interest expense on deposits was primarily due to the growth in average total deposits of $624.6 million, or 16.7%, to $4.356 billion and an increase in the cost of average total deposits of 34 basis points to 1.25% for the year ended December 31, 2018 compared to 0.91% for the year ended December 31, 2017. The increase in interest expense on borrowings was primarily due to the increase in average borrowings of $165.7 million, or 40.3%, to $576.9 million and an increase in the cost of average borrowings of 29 basis points to 1.49% for the year ended December 31, 2019 compared to 1.20% for the year ended December 31, 2018.

Provision for Credit Losses. Our provision for credit losses was $26.4 million for the year ended December 31, 2020 compared to a reversal of $2.6 million and a provision of $7.8 million for the years ended December 31, 2019 and 2018, respectively. For further discussion of the changes in the provision and allowance for credit losses, refer to “Asset Quality — Allowance for Credit Losses on Loans.”

Non-Interest Income. Non-interest income information is as follows:

	Years Ended December 31,			Change 2020/2019		Change 2019/2018
	2020	2019	2018	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Customer service fees	$8,593	$9,220	$9,065	$(627)	(6.8)%	$155	1.7%
Loan fees	481	549	479	(68)	(12.4)	70	14.6
Mortgage banking gains, net	1,961	309	295	1,652	534.6	14	4.7
Gain on sale of asset	4,195	—	—	4,195	—	—	—
Gain (loss) on marketable equity securities, net	656	2,016	(2,066)	(1,360)	(67.5)	4,082	197.6
Income from bank-owned life insurance	1,113	1,127	1,109	(14)	(1.2)	18	1.6
Other income	267	92	121	175	190.2	(29)	(24.0)
Total non-interest income	$17,266	$13,313	$9,003	$3,953	29.7%	$4,310	47.9%

The increase in non-interest income for the year ended December 31, 2020 was due primarily to a $4.2 million gain on sale of an asset, reflecting the sale of the Bank’s former operations center in South Boston, and a $1.7 million increase in mortgage banking gains, net, partially offset by a $1.4 million valuation decrease on marketable equity securities, net and a $627,000 decrease in customer service fees compared to the year ended December 31, 2019.

The increase in non-interest income for the year ended December 31, 2019 was due primarily to a $4.1 million valuation increase on marketable equity securities, net, reflecting increases in market valuations for the year ended December 31, 2019, compared to the year ended December 31, 2018.

Non-Interest Expense. Non-interest expense information is as follows:

	Years Ended December 31,			Change 2020/2019		Change 2019/2018
	2020	2019	2018	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$57,902	$61,371	$58,866	$(3,469)	(5.7)%	$2,505	4.3%
Occupancy and equipment	15,230	14,594	12,759	636	4.4	1,835	14.4
Data processing	8,671	8,079	6,915	592	7.3	1,164	16.8
Marketing and advertising	3,979	4,631	4,057	(652)	(14.1)	574	14.1
Professional services	2,974	3,182	3,383	(208)	(6.5)	(201)	(5.9)
Deposit insurance	2,371	2,206	3,006	165	7.5	(800)	(26.6)
Other general and administrative	5,418	5,960	5,812	(542)	(9.1)	148	2.5
Total non-interest expenses	$96,545	$100,023	$94,798	$(3,478)	(3.5)%	$5,225	5.5%

The Company’s successful efforts to limit overhead expenses during the COVID-19 shutdown led to decreases in salaries and employee benefits, marketing and advertising, professional services and other general and administrative expenses for the year ended December 31, 2020 compared to the year ended December 31. 2019. The increases in occupancy and equipment and data processing expenses for the year ended December 31, 2020 compared to the year ended December 31, 2019, include costs associated with the expansion of our branch network, including three new branches opened in the third quarter of 2020. The Company’s adjusted efficiency ratio, which excludes gain on sale of asset, gains and losses on marketable equity securities, net, and non-recurring merger and acquisition expenses, was 47.07% for the year ended December 31, 2020 compared to 54.29% for the year ended December 31, 2019.

For the year ended December 31, 2019 compared to the year ended December 31, 2018 the increases in salaries and employee benefits expenses reflect annual increases in employee compensation and health benefits during the first quarter of 2019.  In addition, the increases in salaries and employee benefits, and occupancy and equipment expenses and data processing include costs associated with the expansion of our branch and support staff, including one new branch that opened late in the first quarter of 2018, three new branch openings in the fourth quarter of 2018, one new branch opened in July 2019, and one new branch that opened in December 2019. The decrease in deposit insurance reflects the application of $1.2 million in Small Bank Assessment Credits by the Federal Deposit Insurance Corporation for the third and fourth quarters of 2019. The Company’s adjusted efficiency ratio, which excludes gains and losses on marketable equity securities, net, and non-recurring merger and acquisition expenses, was 54.29% for the year ended December 31, 2019 compared to 53.95% for the year ended December 31, 2018.

Income Tax Provision. We recorded a provision for income taxes of $21.9 million for the year ended December 31, 2020, reflecting an effective tax rate of 25.2%, compared to $21.8 million, or a 24.5% effective tax rate, for the year ended December 31, 2019 and $15.0 million, reflecting an effective tax rate of 21.2%, for the year ended December 31, 2018.

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

Increase (Decrease)	December 31, 2020			December 31, 2019
in Market Interest Rates	Amount	Change	Percent	Amount	Change	Percent
	(Dollars in thousands)
300	$193,093	$(5,621)	(2.83)%	$149,190	$(30,374)	(16.92)%
Flat	198,714			179,564
-100	189,900	(8,814)	(4.44)	185,647	6,083	3.39

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

Our most liquid assets are cash and due from banks, and certificates of deposit with other banks. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2020, cash and due from banks totaled $914.6 million. In addition, at December 31, 2020, we had $735.6 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including a $10.0 million line of credit. On December 31, 2020, we had $610.6 million of FHLB advances outstanding. We also had $97.6 million of PPPLF borrowings outstanding at December 31, 2020. We periodically pledge additional multi-family and commercial real estate loans held in the Bank’s portfolio as qualified collateral to increase our borrowing capacity with the FHLB.

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

A significant use of our liquidity is the funding of loan originations. At December 31, 2020 and 2019, we had total loan commitments outstanding of $1.075 billion and $1.289 billion, respectively. Historically, many of the commitments expire without being fully drawn; therefore the total amount of commitments does not necessarily represent future cash requirements. For further information, see Note 9 of the notes to the consolidated financial statements.

Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of December 31, 2020 totaled $883.7 million, or 72.5% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained with us. We have the ability to attract and retain deposits by adjusting the interest rates offered and accept brokered certificates of deposit when it is deemed cost effective.

Meridian Bancorp, Inc. is a separate legal entity from East Boston Savings Bank and it must provide for its own liquidity to pay dividends and repurchase its common stock and for other corporate purposes. Meridian Bancorp, Inc.’s primary source of liquidity is proceeds from the 2014 second-step offering, which may be augmented by dividend payments from East Boston Savings Bank. The ability of East Boston Savings Bank to pay dividends is subject to regulatory requirements. At December 31, 2020, Meridian Bancorp, Inc. (on an unconsolidated basis) had cash and cash equivalents and certificates of deposit totaling $12.7 million, reflecting an $18.0 million dividend received from the Bank during the second quarter of 2020.

Contractual Obligations. The following table presents our contractual obligations as of December 31, 2020.

	Payments Due by Period
			More than	More than
		Up to One	One Year to	Three Years to	More Than
	Total	Year	Three Years	Five Years	Five Years
	(Dollars in thousands)
Contractual obligations:
Long-term debt obligations	$708,245	$50,000	$543,014	$105,231	$10,000
Operating lease obligations	19,512	3,012	5,646	4,369	6,485
Data processing agreement (1)	4,327	4,327	—	—	—
Total	$732,084	$57,339	$548,660	$109,600	$16,485

(1)	Estimated payments subject to change based on transaction volume.

Capital Management. Both the Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2020, both the Company and the Bank exceeded all of their respective regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation — Federal Bank Regulation — Capital Requirements,” “Regulatory Capital Compliance” and Note 11, Stockholders’ Equity, “Minimum Regulatory Capital Requirements” in Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, within this report.

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

The Company may use capital management tools such as cash dividends and common share repurchases. We are subject to the Federal Reserve Board’s notice provisions for stock repurchases. The Company had repurchased one million shares of its stock at an average price of $17.68 per share, or 100.0% of the 1,324,544 shares authorized for repurchase under the Company’s repurchase program during the year ended December 31, 2020. The Company has repurchased 4,698,165 shares at an average price of $15.66 per share since August 2015. For the year ended December 31, 2020, the Company’s Board of Directors declared four quarterly cash dividends of $0.08 per common share on February 28, 2020, June 1, 2020, August 27, 2020 and December 5, 2020.

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

For the year ended December 31, 2020, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements. For a discussion of the impact of recent accounting pronouncements, see Note 1, Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data within this report.

Critical Accounting Policies

A summary of significant accounting policies is described in Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2020. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

Allowance for Credit Losses. Management considers the policies related to the allowance for credit losses as the most critical to the financial statement presentation. The total allowance for credit losses includes activity related to allowances calculated in accordance with Accounting Standards Codification (“ASC”) 326, Credit Losses. The allowance for credit losses is established through a provision for credit losses charged to current earnings. The amount maintained in the allowance reflects management’s continuing evaluation of the credit losses expected to be recognized over the life of the loans in our portfolio. The allowance for credit losses on loans is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. For purposes of determining the allowance for credit losses, the loan portfolio is segregated by product types in order to recognize differing risk profiles among categories. Loans that do not share risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. Management estimates the allowance balance using relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts. See “Allowance for Credit Losses on Loans” above and Note 3 – Loans in the accompanying notes to the consolidated financial statements included elsewhere in this report for further discussion of the risk factors considered by management in establishing the allowance for credit losses.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, utilizing the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2020 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Wolf & Company, P.C., an independent registered public accounting firm, as stated in their report, which follows. This report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.

Date: March 1, 2021	/s/ Richard J. Gavegnano
Richard J. Gavegnano
Chairman, President and Chief Executive Officer

Date: March 1, 2021	/s/ Kenneth R. Fisher
Kenneth R. Fisher
Executive Vice President, Treasurer and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED public accounting firm – INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and the Board of Directors of Meridian Bancorp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Meridian Bancorp, Inc.'s (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the December 31, 2020 consolidated financial statements of the Company and our report dated March 1, 2021 expressed an unqualified opinion.

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
March 1, 2021

REPORT OF INDEPENDENT REGISTERED public accounting firm – CONSOLIDATED FINANCIAL STATEMENTS

To the Stockholders and the Board of Directors of Meridian Bancorp, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Meridian Bancorp, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of net income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2021, expressed an unqualified opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Company’s Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Adoption of Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses

Critical Audit Matter Description

As described in Note 1 to the financial statements, on December 31, 2020, the Company adopted Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit Losses, which required an opening retained earnings adjustment effective January 1, 2020.  This ASU introduces a Current Expected Credit Losses (CECL) model to estimate credit losses over the remaining expected life of the Company’s loan portfolio, rather than the incurred loss model applied in prior periods. Estimates of expected credit losses under the CECL model are based on relevant information about past events, current conditions, and reasonable and supportable forward-looking forecasts regarding the collectability of the loan portfolio.

To estimate expected loan credit losses, the Company implemented new credit loss systems aligned with the CECL model and determined:

•	the method of calculation to be used;
•	the role of peer loss data and the appropriate peer group;
•	the economic factor(s) indicative of expected losses;
•	the length of the reasonable and supportable forecast period;
•	estimated loan cash flows and corresponding expected duration of loans;
•	the method of determining and applying qualitative factors.

We determined that performing procedures relating to these aspects of the Company’s adoption of ASU 2016-13 is a critical audit matter.  The principal considerations for our determination are (i) the application of significant judgment and estimation on the part of management, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence obtained, and (ii) significant audit effort was necessary in evaluating management’s methodology, significant assumptions, and calculations.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others:

•

tests of the design and operating effectiveness of management’s controls covering the key assumptions and judgments of its CECL estimation model, and the selection and application of new accounting policies;

•

tests of the Company’s methodology for the determination of its peer group and the completeness and accuracy of information included in peer group data and how it is used in the Company’s allowance for credit losses calculation;

•	tests of the qualitative factor determinations.

Allowance for Credit Losses – Qualitative Factors

Critical Audit Matter Description

As described in Notes 1 and 3 to the financial statements, the Company has recorded an allowance for credit losses for its loan portfolio in the amount of $68.8 million as of December 31, 2020, representing management’s estimate of credit losses over the remaining expected life of the Company’s loan portfolio as of that date.  Management determined this amount, and corresponding provision for credit losses expense, pursuant to the application of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses which was adopted by the Company on December 31, 2020.

The Company’s methodology to determine its allowance for credit losses incorporates qualitative assessments of current loan portfolio and economic conditions and the application of forecasted economic conditions. We determined that performing procedures relating to these components of the Company’s methodology is a critical audit matter. The principal considerations for our determination are (i) the application of significant judgment and estimation on the part of management, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence obtained, and (ii) significant audit effort was necessary in evaluating management’s methodology, significant assumptions and calculations.

How the Critical Audit Matter was addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the Company’s determination of qualitative factors and forecasted economic conditions. These procedures also included, among others, testing management’s process for determining the qualitative reserve component, evaluating the appropriateness of management’s methodology relating to the qualitative reserve component and testing the completeness and accuracy of data utilized by management.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 1, 2021 We have served as the Company’s auditor since 2005.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(Dollars in thousands)
ASSETS
Cash and due from banks	$914,586	$406,382
Certificates of deposit	—	247
Securities available for sale, at fair value	11,326	15,076
Marketable equity securities, at fair value	12,189	15,243
Federal Home Loan Bank stock, at cost	30,658	28,947
Loans held for sale	8,224	2,455
Loans, net of fees and costs	5,512,629	5,747,862
Less: allowance for credit losses on loans	(68,824)	(50,322)
Loans, net	5,443,805	5,697,540
Bank-owned life insurance	41,877	41,155
Premises and equipment, net	66,850	65,841
Accrued interest receivable	23,173	14,481
Deferred tax asset, net	21,355	16,726
Goodwill	20,378	20,378
Core deposit intangible	1,651	2,123
Other assets	23,776	17,100
Total assets	$6,619,848	$6,343,694
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non interest-bearing	$711,573	$524,154
Interest-bearing	4,369,594	4,397,379
Total deposits	5,081,167	4,921,533
Long-term debt	708,245	636,245
Accrued expenses and other liabilities	61,551	59,329
Total liabilities	5,850,963	5,617,107
Commitments and contingencies (Notes 4 and 9)
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 52,415,061 and 53,377,506 shares issued and outstanding at December 31, 2020 and 2019, respectively	524	534
Additional paid-in capital	363,995	377,213
Retained earnings	420,297	365,742
Accumulated other comprehensive loss	(58)	(147)
Unearned compensation - ESOP; 2,191,745 and 2,313,509 shares at December 31, 2020 and 2019, respectively	(15,873)	(16,755)
Total stockholders' equity	768,885	726,587
Total liabilities and stockholders' equity	$6,619,848	$6,343,694

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

	Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$247,999	$256,603	$219,162
Interest on debt securities	331	466	538
Dividends on marketable equity securities	515	493	504
Interest on certificates of deposit	1	74	530
Other interest and dividend income	3,267	8,467	6,938
Total interest and dividend income	252,113	266,103	227,672
Interest expense:
Interest on deposits	42,989	78,978	54,634
Interest on borrowings	16,391	14,187	8,603
Total interest expense	59,380	93,165	63,237
Net interest income	192,733	172,938	164,435
Provision (reversal) for credit losses	26,456	(2,561)	7,848
Net interest income, after provision (reversal) for credit losses	166,277	175,499	156,587
Non-interest income:
Customer service fees	8,593	9,220	9,065
Loan fees	481	549	479
Mortgage banking gains, net	1,961	309	295
Gain on sale of asset	4,195	—	—
Gain (loss) on marketable equity securities, net	656	2,016	(2,066)
Income from bank-owned life insurance	1,113	1,127	1,109
Other income	267	92	121
Total non-interest income	17,266	13,313	9,003
Non-interest expenses:
Salaries and employee benefits	57,902	61,371	58,866
Occupancy and equipment	15,230	14,594	12,759
Data processing	8,671	8,079	6,915
Marketing and advertising	3,979	4,631	4,057
Professional services	2,974	3,182	3,383
Deposit insurance	2,371	2,206	3,006
Other general and administrative	5,418	5,960	5,812
Total non-interest expenses	96,545	100,023	94,798
Income before income taxes	86,998	88,789	70,792
Provision for income taxes	21,947	21,793	15,021
Net income	$65,051	$66,996	$55,771
Earnings per share:
Basic	$1.29	$1.31	$1.08
Diluted	$1.29	$1.30	$1.06
Weighted average shares:
Basic	50,283,704	51,030,318	51,498,203
Diluted	50,418,169	51,492,755	52,659,752

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Net income	$65,051	$66,996	$55,771
Other comprehensive income (loss):
Securities available for sale:
Net unrealized gain (loss)	312	512	(429)
Tax effect	(88)	(144)	153
Net-of-tax amount	224	368	(276)
Defined benefit plans:
Actuarial net (loss) gain arising during the year	(205)	(209)	233
Reclassification adjustments (1):
Amortization of prior service cost	17	17	17
Amortization of unrecognized cost	17	8	198
Settlement adjustments	—	(28)	—
	(171)	(212)	448
Tax effect	36	45	(145)
Net-of-tax amount	(135)	(167)	303
Total other comprehensive income (loss)	89	201	27
Comprehensive income	$65,140	$67,197	$55,798

(1)

Amounts are included in salaries and employee benefits in the Consolidated Statements of Net Income. Benefit for income tax associated with the reclassification adjustments for the years ended December 31, 2020, 2019 and 2018 was $7,000, $5,000 and $45,000, respectively.

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2020, 2019 and 2018

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation - ESOP	Total
	(Dollars in thousands)
Balance at December 31, 2017	54,039,316	540	$395,716	$268,533	$128	$(18,518)	$646,399
Cumulative effect of adopting Accounting Standards Update 2016-01 (see Note 2)	—	—	—	503	(503)	—	—
Comprehensive income	—	—	—	55,771	27	—	55,798
Dividends declared ($0.22 per share)	—	—	—	(11,286)	—	—	(11,286)
Repurchased stock related to buyback program	(1,209,734)	(12)	(20,383)	—	—	—	(20,395)
ESOP shares committed to be allocated (121,764 shares)	—	—	1,370	—	—	881	2,251
Share-based compensation expense - restricted stock, net of awards forfeited	3,890	—	2,838	—	—	—	2,838
Share-based compensation expense -stock options, net of awards forfeited	—	—	1,707	—	—	—	1,707
Shares surrendered related to tax withholdings on equity incentive plans	(192,440)	(2)	(3,287)	—	—	—	(3,289)
Stock options exercised, net	900,397	9	622	—	—	—	631
Balance at December 31, 2018	53,541,429	535	378,583	313,521	(348)	(17,637)	674,654
Comprehensive income	—	—	—	66,996	201	—	67,197
Dividends declared ($0.29 per share)	—	—	—	(14,775)	—	—	(14,775)
Repurchased stock related to buyback program	(428,820)	(4)	(7,266)	—	—	—	(7,270)
ESOP shares committed to be allocated (121,763 shares)	—	—	1,269	—	—	882	2,151
Share-based compensation expense - restricted stock, net of awards forfeited	2,520	—	2,837	—	—	—	2,837
Share-based compensation expense -stock options, net of awards forfeited	—	—	1,734	—	—	—	1,734
Shares surrendered related to tax withholdings on equity incentive plans	(16,415)	—	(292)	—	—	—	(292)
Stock options exercised, net	278,792	3	348	—	—	—	351
Balance at December 31, 2019	53,377,506	534	377,213	365,742	(147)	(16,755)	726,587
Cumulative effect of adopting Accounting Standards Update 2016-13 (see Note 3)	—	—	—	5,534	—	—	5,534
Comprehensive income	—	—	—	65,051	89	—	65,140
Dividends declared ($0.32 per share)	—	—	—	(16,030)	—	—	(16,030)
Repurchased stock related to buyback program	(1,000,000)	(10)	(17,670)	—	—	—	(17,680)
ESOP shares committed to be allocated (121,764 shares)	—	—	713	—	—	882	1,595
Share-based compensation expense - restricted stock, net of awards forfeited	(2,595)	—	2,255	—	—	—	2,255
Share-based compensation expense -stock options, net of awards forfeited	—	—	1,395	—	—	—	1,395
Shares surrendered related to tax withholdings on equity incentive plans	(709)	—	—	—	—	—	—
Stock options exercised, net	40,859	—	89	—	—	—	89
Balance at December 31, 2020	52,415,061	$524	$363,995	$420,297	$(58)	$(15,873)	$768,885

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$65,051	$66,996	$55,771
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of acquisition fair value adjustments	136	66	67
Amortization of core deposit intangible	472	530	590
ESOP shares expense	1,595	2,151	2,251
Provision (reversal) for credit losses	26,456	(2,561)	7,848
Accretion of net deferred loan origination fees	(3,708)	(2,403)	(1,560)
Net amortization of securities available for sale	67	46	51
Depreciation and amortization expense	3,489	3,197	2,886
Loss (gain) on marketable equity securities, net	(656)	(2,016)	2,066
Gain on sale of asset	(4,195)	—	—
Deferred income tax (benefit) provision	(6,845)	1,371	(2,623)
Income from bank-owned life insurance	(1,113)	(1,127)	(1,109)
Share-based compensation expense	3,650	4,571	4,545
Net changes in:
Loans held for sale	(5,769)	(2,046)	3,363
Accrued interest receivable	(8,692)	(214)	(1,365)
Other assets	(6,676)	(10,281)	(2,097)
Accrued expenses and other liabilities	2,575	7,906	353
Net cash provided by operating activities	65,837	66,186	71,037
Cash flows from investing activities:
Purchases of certificates of deposit	—	—	(5,000)
Maturities of certificates of deposit	247	5,000	69,079
Activity in securities, at fair value:
Proceeds from maturities, calls and principal payments	3,996	2,536	2,950
Proceeds from sales	10,191	223	3,867
Purchases	(6,482)	—	(1,595)
Proceeds from distribution of bank-owned life insurance	391	365	821
Loans originated, net of principal payments received	238,568	(99,258)	(977,019)
Proceeds from sale of asset	5,836	—	—
Purchases of premises and equipment	(6,401)	(6,174)	(6,976)
(Purchase) redemption of Federal Home Loan Bank stock	(1,711)	240	(4,240)
Net cash provided by (used in) investing activities	244,635	(97,068)	(918,113)

(continued)

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	159,615	37,368	776,284
Net change in borrowings with maturities less than three months	—	(50,000)	50,000
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	135,000	160,000	325,000
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(160,620)	(60,635)	(301,549)
Proceeds from Federal Reserve PPPLF borrowings with maturities of three months or more	123,660	—	—
Repayment of Federal Reserve PPPLF borrowings with maturities of three months or more	(26,040)	—	—
Cash dividends paid on common stock	(16,292)	(14,253)	(10,298)
Income taxes paid in connection with shares withheld on vested restricted stock	—	—	(17)
Stock options exercised, net of cash paid in connection with income taxes	89	59	(2,641)
Repurchase of common stock	(17,680)	(7,270)	(20,395)
Net cash provided by financing activities	197,732	65,269	816,384
Net change in cash and cash equivalents	508,204	34,387	(30,692)
Cash and cash equivalents at beginning of year	406,382	371,995	402,687
Cash and cash equivalents at end of year	$914,586	$406,382	$371,995
Supplemental cash flow information:
Interest paid on deposits	$46,153	$77,026	$53,510
Interest paid on borrowings	16,375	13,584	8,325
Income taxes paid, net of refunds	27,844	21,037	21,737

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

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for credit losses is a material estimate that is particularly susceptible to significant change in the near term.

Significant Concentrations of Credit Risk

Most of the Company’s activities are with customers located within Massachusetts. Note 2 includes the types of securities in which the Company invests and Note 3 includes the types of lending in which the Company engages. The Company believes that it does not have any significant loan concentrations or security in any one industry or with any customer.

Reclassification

Certain amounts in the 2019 and 2018 consolidated financial statements have been reclassified to conform to the 2020 presentation.

Accounting Pronouncement Adopted During the Period

On December 31, 2020, the Company adopted ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), with retroactive recognition to January 1, 2020, as permitted under the CARES Act.  ASU 2016-13 replaces the incurred loss methodology for determining our provision for credit losses and allowance for credit losses with an expected loss methodology that is referred to as the Current Expected Credit Loss ("CECL") model. The cumulative effect of the Company’s adoption resulted in a $5.5 million increase to retained earnings as of January 1, 2020.  Prior to adopting CECL, the allowance for loan losses was based on incurred credit losses in accordance with accounting policies disclosed in Note 1 - Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2019.

The following table illustrates the impact of adopting ASU 2016-13 and details the changes in the allowance upon the adoption of CECL:

	January 1, 2020
	As Reported Under ASU 2016-13	Pre-ASU 2016-13 Adoption	Impact of ASU 2016-13 Adoption
	(Dollars in thousands)

One- to four-family	$1,997	$691	$1,306
Multi-family	1,574	7,825	(6,251)
Home equity lines of credit	183	69	114
Commercial real estate	19,456	26,943	(7,487)
Construction	12,947	8,913	4,034
Commercial and industrial	6,363	5,765	598
Consumer	103	116	(13)
Allowance for credit losses on loans	$42,623	$50,322	$(7,699)

In connection with our adoption of ASU 2016-13, changes were made to our primary portfolio segments to align with the methodology applied in determining the allowance under CECL. These changes included segregating commercial real estate loans into multiple segments based on similarity of loan risk characteristics. Additionally, industrial revenue bonds were segregated from the remaining commercial and industrial loan portfolio. See Allowance for Credit Losses below for further discussion of these portfolio segments.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include amounts due from banks and federal funds sold on a daily basis, which mature overnight or on demand. The Company may from time to time have deposits in financial institutions which exceed the federally insured limits. At December 31, 2020, the Company had a concentration of cash on deposit at the Federal Reserve Bank amounting to $869.5 million.

Certificates of Deposit

Certificates of deposit are purchased from FDIC-insured depository institutions, have an original maturity greater than 90 days and up to 24 months and are carried at cost. At December 31, 2020, the Company held no certificates of deposit.

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

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on the stock. The Company reviews for impairment based on the ultimate recoverability of the cost basis on the FHLB stock. As of December 31, 2020, no impairment has been recognized.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for credit losses, and net deferred loan origination costs or fees. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method over the terms of the loans.

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

Allowance for Credit Losses

The allowance for credit losses (“allowance”) represents management’s estimate of the expected credit losses in the loan portfolio.  ASU 2016-13 replaces the incurred loss impairment model, which recognizes losses when it becomes probable that a credit loss will be incurred, with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made on a quarterly basis for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, credit quality, or term, as well as for changes in macroeconomic conditions, such as changes in unemployment rates, property values or other relevant factors.

At December 31, 2020, the changes in the provision were based on management’s assessment of current and future economic conditions, as effected by COVID-19; loan portfolio growth and composition changes; declines in historical charge-off trends; reduced levels of problem loans and other improving asset quality trends. We assess the adequacy of our allowance for loan losses on a quarterly basis in accordance with established policies and are closely monitoring the evolving pandemic to ensure proper evaluation of its impact on our loan portfolio.

The allowance consists of general and allocated components.  Each component of the allowance is computed separately. The general component relates to portfolio segments (pools) of non-impaired loans of the same type and is based on a quantitative analysis performed under CECL. Outstanding loan balances have not been reclassified as there were no changes made to our primary portfolio segments under CECL. The following pools are used for computing the general component of the allowance:

•Construction Loans

•Home Equity Loans

•Residential Mortgages

•Multi-Family Loans

•CRE – Owner Occupied

•CRE – Non-Owner Occupied – Office/Warehouse/Industrial

•CRE - Non-Owner Occupied - Offices

•CRE - Non-Owner Occupied - Retail

•CRE - Non-Owner Occupied - Other

•C&I – Industrial Revenue Bonds

•C&I – Other

•Consumer Loans

The allocated component relates to loans that are classified as impaired, whereby an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  An analysis of each impaired loan is performed to determine an appropriate level of reserve, if any, for that loan. The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan-by-loan basis for multi-family residential, commercial real estate, construction and commercial and industrial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual one- to four-family residential real estate, home equity lines of credit and consumer loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

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

An unallocated component may also be maintained to cover uncertainties that could affect management’s estimate of expected losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general components of the allowance for credit losses.

The Bank considers the unfunded portion of loan commitments in the qualitative assessment of the portfolio.  Construction commitments are the most material to the Bank’s financial statements and are inherently considered when evaluating the construction loan portfolio, due to high utilization rates and the short-term nature of the commitments.  The Bank’s remaining loan commitments are either unconditionally cancelable or have such low utilization rates that they are not material to the determination of the Bank’s allowance for credit losses.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each loan segment are as follows:

One- to four-family residential real estate loans and home equity lines of credit — The Company primarily originates loans with a loan-to-value ratio of 80% or less and does not grant subprime loans. The Company may also originate loans with loan-to-value ratios up to 95% (100% for first time home buyers only) with such value measured at origination; however, private mortgage insurance is generally required for loans with a loan-to-value ratio over 80%. All loans in these segments are collateralized by residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will influence the credit quality in these segments.

Multi-family and commercial real estate loans — Loans in these segments are primarily income-producing properties such as apartment buildings and properties used for business purposes such as office buildings, industrial facilities and retail facilities. These properties are generally located in the greater Boston metropolitan area and certain other areas in eastern Massachusetts, and in southeastern New Hampshire, Maine and Rhode Island. The underlying cash flows generated by the properties can be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, could influence the credit quality in these segments. Management obtains rent rolls annually and continually monitors the cash flows of these loans.

Construction loans — Loans in this segment primarily include loans for construction of commercial development projects, including apartment buildings, small industrial buildings and retail and office buildings. The Company also originates loans to individuals and to builders to finance the construction of residential dwellings. Most of these construction loans provide for the payment of only interest during the construction phase, which is usually up to 12 to 36 months, although some construction loans are renewed, generally for one or two additional years. At the end of the construction phase, the loan may convert to a permanent mortgage loan or the loan may be paid in full. Loans generally are made with a maximum loan to value ratio of 75% of the appraised market value upon completion of the project. Management carefully monitors the existing construction portfolio for performance and project completion, with a goal of moving completed commercial projects to the commercial real estate portfolio and reviewing sales-based projects for tracking toward construction goals. The rent-up or sales of the properties can be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates or decreased home sales.

Commercial and industrial loans — Loans in this segment are made to businesses in the Company’s market area and are generally secured by real estate or other assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, could influence the credit quality in this segment.

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

Leases

The Company leases certain branch and lending offices, land and ATM facilities under long term operating leases. Upon commencement of a new lease, the Company will recognize a right of use (“ROU”) asset and corresponding lease liability. These leases have original terms ranging from 5 to 30 years. Certain leases contain renewal options and escalation clauses which can increase rental expenses based principally on the consumer price index. All of the Company’s current outstanding leases are classified as operating leases. The Company will recognize an adjustment to its ROU asset and lease liability when lease agreements are amended and executed. The discount rate used in determining the present value of lease payments is based on the Company’s incremental borrowing rate for borrowings with terms similar to each lease at commencement date. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For real estate leases, non-lease components and other non-components, such as common area maintenance charges, real estate taxes, and insurance are not included in the measurement of the lease liability since they are generally able to be segregated. The Company has elected the short-term lease recognition exemption for all leases that qualify.

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

Derivative Loan Commitments

Residential real estate loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in mortgage-banking gains, net, if material.  Such amounts were immaterial at December 31, 2020 and 2019.

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Mandatory delivery forward sale commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in mortgage-banking gains, net if material. Such amounts were immaterial at December 31, 2020 and 2019.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis. The excess, if any, of the loan balance over the fair value of the asset at the time of transfer from loans to foreclosed assets is charged to the allowance for credit losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations, changes in the valuation allowance, any direct write-downs and gains or losses on sales are included in other general and administrative expenses.

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

At December 31, 2020, the remaining core deposit intangible will amortize as follows:

Year Ending December 31,	Amount
(In thousands)
2021	413
2022	354
2023	295
2024	236
2025	177
Thereafter	176
$1,651

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

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws in the period of enactment. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company does not have any uncertain tax positions at December 31, 2020 or 2019 which require accrual or disclosure. The Company records interest and penalties as part of income tax expense. Interest of $29,000 was recorded in the year ended December 31, 2020.  No interest was recorded in the years ended December 31, 2019 and 2018. No penalties were recorded for the years ended December 31, 2020, 2019 and 2018.

The Company records excess tax benefits or deficiencies related to share-based compensation in income tax expense or benefit in the income statement as part of the provision for income taxes as discrete items in the period in which they occur. In addition, when calculating incremental shares for earnings per share, the Company excludes from assumed proceeds excess tax benefits that previously would have been recorded in additional paid-in capital. The total income tax benefit recorded in the provision for income taxes for the years ended December 31, 2020, 2019 and 2018 was $108,000, $1.1 million and $2.9, million respectively.

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

Basic and diluted earnings per share have been computed based on the following:

	Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands, except per share amounts)
Net income available to common stockholders	$65,051	$66,996	$55,771
Basic weighted average shares outstanding	50,283,704	51,030,318	51,498,203
Effect of dilutive stock options	134,465	462,437	1,161,549
Diluted weighted average shares outstanding	$50,418,169	$51,492,755	$52,659,752
Earnings per share:
Basic	$1.29	$1.31	$1.08
Diluted	$1.29	$1.30	$1.06

For the years ended December 31, 2020, 2019 and 2018, options for the exercise of 120,102, 92,504 and 91,281 shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

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

	December 31,
	2020	2019
	(In thousands)
Securities available for sale:
Net unrealized gain on securities available for sale	$632	$320
Tax effect	(178)	(90)
Net-of-tax amount	454	230
Defined benefit plans:
Unrecognized prior service cost	(128)	(145)
Unrecognized net actuarial loss	(520)	(332)
Total	(648)	(477)
Tax effect	136	100
Net-of-tax amount	(512)	(377)
	$(58)	$(147)

Unrecognized prior service costs amounting to $17,000 and unrecognized net actuarial losses amounting to $24,000, included in accumulated other comprehensive loss at December 31, 2020, are expected to be recognized as a component of net periodic pension cost for the year ending December 31, 2021.

2.    SECURITIES

Securities Available for Sale

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
December 31, 2020
Debt securities:
Government-sponsored enterprises	$346	$21	$—	$367
Municipal bonds	2,075	146	—	2,221
Residential mortgage-backed securities:
Government-sponsored enterprises	7,706	359	(10)	8,055
Private label	567	116	—	683
Total securities available for sale	$10,694	$642	$(10)	$11,326

December 31, 2019
Debt securities:
Government-sponsored enterprises	$1,528	$28	$—	$1,556
Municipal bonds	2,085	66	—	2,151
Residential mortgage-backed securities:
Government-sponsored enterprises	10,559	168	(34)	10,693
Private label	584	92	—	676
Total securities available for sale	$14,756	$354	$(34)	$15,076

At December 31, 2020, securities with a fair value of $1.8 million and $276,000 were pledged as collateral for Federal Home Loan Bank of Boston borrowings and for the Federal Reserve Bank discount window borrowings, respectively. See Note 7.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2020 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

			After One Year
	One Year or Less		Through Five Years		After Five Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Government-sponsored enterprises	$—	$—	$—	$—	$346	$367	$346	$367
Municipal bonds	—	—	522	568	1,553	1,653	2,075	2,221
Residential mortgage-backed securities:
Government-sponsored enterprises	—	—	453	465	7,253	7,590	7,706	8,055
Private label	—	—	—	—	567	683	567	683
Total	$—	$—	$975	$1,033	$9,719	$10,293	$10,694	$11,326

There were no sales of securities available for sale during the years ended December 31, 2020, 2019 and 2018.

Information pertaining to securities available for sale as of December 31, 2020 and 2019, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
December 31, 2020
Debt securities:
Residential mortgage-backed securities:
Government-sponsored enterprises	$7	$511	$3	$142
Total temporarily impaired securities	$7	$511	$3	$142

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
December 31, 2019
Debt securities:
Residential mortgage-backed securities:
Government-sponsored enterprises	$—	$—	$34	$3,370
Total temporarily impaired securities	$—	$—	$34	$3,370

The Company determined no securities were other-than-temporarily impaired for the years ended December 31, 2020, 2019 and 2018. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.

Marketable Equity Securities

Marketable equity securities consist of common stocks and money market mutual funds. The Company held marketable equity securities with an aggregate fair value of $12.2 million and $15.2 million at December 31, 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019, proceeds from the sale of marketable equity securities amounted to $10.2 million and $223,000, respectively.

The following is a summary of unrealized and realized gains and losses recognized in net income on marketable equity securities during the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Net realized gain (loss) on marketable equity securities sold during the period	$1,543	$(155)	$553
Net unrealized (loss) gain recognized during the reporting period on marketable equity securities still held at the reporting date	(887)	2,171	(2,619)
Net gain (loss) recognized during the period on marketable equity securities	$656	$2,016	$(2,066)

3.    LOANS

A summary of loans follows:

	December 31,
	2020	2019
	(In thousands)
Real estate loans:
Residential real estate:
One- to four-family	$564,146	$659,366
Multi-family	880,552	1,003,418
Home equity lines of credit	68,721	69,491
Commercial real estate	2,499,660	2,696,671
Construction	731,432	707,370
Total real estate loans	4,744,511	5,136,316
Commercial and industrial	765,195	604,889
Consumer	10,707	12,196
Total loans	5,520,413	5,753,401
Allowance for credit losses	(68,824)	(50,322)
Net deferred loan origination fees	(7,784)	(5,539)
Loans, net	$5,443,805	$5,697,540

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2020 and 2019, the Company was servicing loans for participants aggregating $176.4 million and $173.7 million, respectively.

At December 31, 2020, multi-family and commercial real estate loans with carrying values totaling $323.1 million and $1.416 billion, respectively, were pledged as collateral for Federal Home Loan Bank of Boston borrowings. In addition, there is a blanket lien on one- to four-family loans.  See Note 7.

The following table summarizes gross loans by year of origination:

	2020	2019	2018	2017	2016	2015 and prior	Revolving	Total
	(In thousands)
Real estate loans:
Residential real estate:
One- to four-family	$68,746	$91,971	$76,302	$77,242	$67,146	$182,739	$—	$564,146
Multi-family	66,208	94,282	165,266	144,577	152,022	257,153	1,044	880,552
Home equity lines of credit	33	—	—	—	—	—	68,688	68,721
Commercial real estate	178,862	243,366	436,210	530,957	436,725	670,520	3,020	2,499,660
Construction	214,716	150,331	216,599	70,549	14,697	64,540	—	731,432
Total real estate loans	528,565	579,950	894,377	823,325	670,590	1,174,952	72,752	4,744,511
Commercial and industrial	271,966	37,714	85,179	52,846	73,350	231,664	12,476	765,195
Consumer	4,029	3,713	1,910	788	184	—	83	10,707
Total Loans	$804,560	$621,377	$981,466	$876,959	$744,124	$1,406,616	$85,311	$5,520,413

An analysis of the allowance for credit losses and related information follows:

	One- to		Home			Commercial
	four-	Multi-	equity lines	Commercial		and
	family	family	of credit	real estate	Construction	industrial	Consumer	Total
	(In thousands)
Balance at December 31, 2017	$1,001	$6,263	$62	$21,513	$10,166	$6,084	$96	$45,185
Provision (reversal) for credit losses	(119)	1,977	4	6,257	(613)	152	190	7,848
Charge-offs	—	—	—	—	—	—	(306)	(306)
Recoveries	151	—	4	15	202	—	132	504
Balance at December 31, 2018	1,033	8,240	70	27,785	9,755	6,236	112	53,231
Provision (reversal) for credit losses	(342)	(415)	(5)	(847)	(842)	(277)	167	(2,561)
Charge-offs	—	—	—	—	—	(201)	(290)	(491)
Recoveries	—	—	4	5	—	7	127	143
Balance at December 31, 2019	691	7,825	69	26,943	8,913	5,765	116	50,322
Adoption of ASU 2016-13	1,306	(6,251)	114	(7,487)	4,034	598	(13)	(7,699)
Provision (reversal) for credit losses	66	677	21	10,689	12,250	2,250	503	26,456
Charge-offs	—	—	—	—	—	(174)	(185)	(359)
Recoveries	13	—	2	—	—	14	75	104
Balance at December 31, 2020	$2,076	$2,251	$206	$30,145	$25,197	$8,453	$496	$68,824

	One- to		Home			Commercial
	four-	Multi-	equity lines	Commercial		and
	family	family	of credit	real estate	Construction	industrial	Consumer	Total
	(In thousands)
December 31, 2020
Amount of allowance for loan losses for loans deemed to be impaired	$—	$—	$—	$—	$—	$—	$—	$—
Amount of allowance for loan losses for loans not deemed to be impaired	2,076	2,251	206	30,145	25,197	8,453	496	68,824
	$2,076	$2,251	$206	$30,145	$25,197	$8,453	$496	$68,824
Loans deemed to be impaired	$602	$—	$—	$1,648	$—	$2,075	$—	$4,325
Loans not deemed to be impaired	563,544	880,552	68,721	2,498,012	731,432	763,120	10,707	5,516,088
	$564,146	$880,552	$68,721	$2,499,660	$731,432	$765,195	$10,707	$5,520,413

December 31, 2019
Amount of allowance for loan losses for loans deemed to be impaired	$36	$—	$—	$—	$—	$40	$—	$76
Amount of allowance for loan losses for loans not deemed to be impaired	655	7,825	69	26,943	8,913	5,725	116	50,246
	$691	$7,825	$69	$26,943	$8,913	$5,765	$116	$50,322
Loans deemed to be impaired	$1,268	$252	$—	$2,399	$—	$2,386	$—	$6,305
Loans not deemed to be impaired	658,098	1,003,166	69,491	2,694,272	707,370	602,503	12,196	5,747,096
	$659,366	$1,003,418	$69,491	$2,696,671	$707,370	$604,889	$12,196	$5,753,401

The following table provides information about the Company’s past due and non-accrual loans:

	30-59	60-89	90 Days
	Days	Days	or Greater	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(In thousands)
December 31, 2020
Real estate loans:
Residential real estate:
One- to four-family	$504	$231	$1,116	$1,851	$2,617
Home equity lines of credit	—	—	20	20	20
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total real estate loans	504	231	1,136	1,871	2,637
Commercial and industrial	390	—	360	750	527
Consumer	448	245	—	693	—
Total	$1,342	$476	$1,496	$3,314	$3,164

December 31, 2019
Real estate loans:
Residential real estate:
One- to four-family	$610	$164	$604	$1,378	$3,082
Home equity lines of credit	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total real estate loans	610	164	604	1,378	3,082
Commercial and industrial	8	—	323	331	323
Consumer	717	765	—	1,482	—
Total	$1,335	$929	$927	$3,191	$3,405

At December 31, 2020 and 2019, the Company did not have any accruing loans past due 90 days or more.

The following tables provide information with respect to the Company’s impaired loans:

	December 31,
	2020			2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
Impaired loans without a valuation allowance:
One- to four-family	$602	$940		$570	$908
Multi-family	—	—		252	252
Commercial real estate	1,648	1,648		2,399	2,399
Commercial and industrial	2,075	2,404		323	653
Total	4,325	4,992		3,544	4,212
Impaired loans with a valuation allowance:
One- to four-family	—	—	$—	698	698	$36
Commercial and industrial	—	—	—	2,063	2,063	40
Total	—	—	—	2,761	2,761	76
Total impaired loans	$4,325	$4,992	$—	$6,305	$6,973	$76

	Years Ended December 31,
	2020			2019			2018
			Interest			Interest			Interest
	Average	Interest	Income	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(In thousands)
One- to four-family	$767	$34	$24	$1,447	$59	$33	$1,211	$52	$34
Multi-family	—	—	—	888	52	—	1,292	55	—
Commercial real estate	1,666	72	—	1,180	107	—	815	25	17
Commercial and industrial	2,481	85	13	892	114	—	1,613	68	11
Total impaired loans	$4,914	$191	$37	$4,407	$332	$33	$4,931	$200	$62

At December 31, 2020, additional funds committed to be advanced in connection with impaired construction loans were immaterial.

The following table summarizes troubled debt restructurings (“TDRs”) at the dates indicated:

	December 31,
	2020	2019
	(In thousands)
TDRs on accrual status:
One- to four-family	$1,731	$2,084
Multi-family	—	252
Total TDRs on accrual status	1,731	2,336
TDRs on non-accrual status:
One- to four-family	420	706
Total TDRs on non-accrual status	420	706
Total TDRs	$2,151	$3,042

The Company generally places loans modified as TDRs on non-accrual status for a minimum period of six months. Loans modified as TDRs qualify for return to accrual status once they have demonstrated performance with the modified terms of the loan agreement for a minimum of six months and future payments are reasonably assured. TDRs are initially reported as impaired loans with an allowance established as part of the allocated component of the allowance for credit losses when the discounted cash flows of the impaired loan is lower than the carrying value of that loan. TDRs may be removed from impairment disclosures in the year following the restructure if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring. At December 31, 2020, the allowance for credit losses did not include an allocated component related to TDRs. At December 31, 2019, the allowance for credit losses included an allocated component related to TDRs of $36,000. There were no charge-offs related to the TDRs modified during the years ended December 31, 2020 and 2019, respectively.

In response to COVID-19, the Company has provided temporary relief in the form of short-term loan modifications, including initial 90- to 180-day principal and interest deferment periods and secondary modifications to defer principal while continuing to make interest-only payments.  The deferred payments and associated accrued interest are due and payable based on the specific terms of the modification. As of December 31, 2020, the Company had $416.3 million in loans making interest-only payments under COVID-19 related loan modifications.

TDRs that defaulted and became 90 days past due in the first twelve months after restructure were immaterial for the years ended December 31, 2020, 2019 and 2018.

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

The following tables provide the Company’s risk-rated loans by class:

	December 31,
	2020				2019
	Multi- family			Commercial	Multi- family			Commercial
	residential	Commercial		and	residential	Commercial		and
	real estate	real estate	Construction	industrial	real estate	real estate	Construction	industrial
	(In thousands)
Loans rated 1 - 6	$880,552	$2,483,867	$731,432	$704,534	$1,000,783	$2,679,330	$707,370	$573,835
Loans rated 7	—	15,793	—	37,093	—	16,626	—	2,009
Loans rated 8	—	—	—	23,568	2,635	715	—	29,045
Loans rated 9	—	—	—	—	—	—	—	—
Loans rated 10	—	—	—	—	—	—	—	—
Total	$880,552	$2,499,660	$731,432	$765,195	$1,003,418	$2,696,671	$707,370	$604,889

For one- to four-family residential real estate loans, home equity lines of credit and consumer loans, management uses delinquency reports as the key credit quality indicator.

4.    SERVICING

Residential real estate loans serviced for others by the Company are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans amounted to $87.0 million, $100.2 million and $117.5 million at December 31, 2020, 2019 and 2018, respectively.

Included in these loans serviced for others at December 31, 2020, 2019 and 2018 is $24.3 million, $32.2 million and $38.1 million, respectively, of loans serviced for the Federal Home Loan Bank of Boston with a recourse provision whereby the Company may be obligated to participate in potential losses on a limited basis when a realized loss on a foreclosure occurs. Losses are borne in priority order by the borrower, private mortgage insurance (“PMI”), the Federal Home Loan Bank and the Company. At December 31, 2020, 2019 and 2018, the maximum contingent liability associated with loans sold with recourse is $883,000, $883,000 and $885,000, respectively, which is not recorded in the consolidated financial statements. The Company has never repurchased any loans or incurred any losses under these recourse provisions.

The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates.  Mortgage servicing rights were immaterial for the years ended December 31, 2020, 2019 and 2018.

5.    PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment and right-of-use asset follows:

			Estimated
	December 31,		Useful
	2020	2019	Lives
	(In thousands)
Land and land improvements	$8,472	$8,472	N/A
Buildings	36,820	39,146	40 Years
Leasehold improvements	17,803	14,251	5-20 Years
Equipment	28,514	26,204	3-7 Years
	91,609	88,073
Less accumulated depreciation and amortization	(42,222)	(39,956)
	49,387	48,117
Right-of-use asset	17,463	17,724
	$66,850	$65,841

Depreciation and amortization expense for the years ended December 31, 2020, 2019 and 2018 amounted to $3.5 million, $3.2 million and $2.9 million, respectively.

Operating Leases

The Company leases certain branch and lending offices, land and ATM facilities under long term operating leases. There were no significant rights and obligations of the Company for leases that have not commenced as of the reporting date.

The following includes quantitative data related to the Company’s operating leases as of December 31, 2020 and 2019:

	December 31,
	2020	2019
	(Dollars in thousands)
Operating lease amounts:
Right-of-use asset	$17,463	$17,724
Lease liability	$17,463	$17,724

Other information:
Operating outgoing cash flows from operating leases	$2,452	$2,190
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,191	$1,524
Weighted average remaining lease term (Years)	7.51	7.95
Weighted average discount rate	3.00%	3.00%

Lease Commitments

The Company is obligated under non-cancelable operating lease agreements for banking offices and facilities. These leases have terms with renewal options, the cost of which is not included below. The leases generally provide that real estate taxes, insurance, maintenance and other related costs are to be paid by the Company. At December 31, 2020, future minimum lease payments are as follows:

Years Ending December 31,	Amount
(In thousands)
2021	$3,012
2022	2,969
2023	2,677
2024	2,207
2025	2,162
Thereafter	6,485
Total minimum lease payments	19,512
Less: amount representing imputed interest	2,049
Present value of future minimum lease payments	$17,463

Total rent expense for all operating leases amounted to $3.2 million, $3.0 million and $2.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. The present value of future minimum lease payments is included in accrued expenses and other liabilities on the consolidated balance sheets.

6.    DEPOSITS

A summary of deposit balances, by type, follows:

	December 31,
	2020	2019
	(In thousands)
Non interest-bearing demand deposits	$711,573	$524,154
Interest-bearing demand deposits	1,364,548	1,269,211
Money market deposits	930,507	675,702
Regular savings and other deposits	855,329	882,550
Total non-certificate accounts	3,861,957	3,351,617
Term certificates less than $250,000	883,133	1,206,598
Term certificates $250,000 and greater	336,077	363,318
Total certificate accounts	1,219,210	1,569,916
Total deposits	$5,081,167	$4,921,533

A summary of term certificates, by maturity, follows:

	December 31,
	2020		2019
		Weighted		Weighted
Maturing	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Within 1 year	$883,747	1.03%	$1,316,791	2.16%
Over 1 year to 2 years	194,698	1.29	166,862	1.75
Over 2 years to 3 years	40,338	1.21	60,462	2.29
Over 3 years to 4 years	53,580	0.75	16,658	2.01
Over 4 years to 5 years	46,847	0.68	9,143	1.72
Greater than 5 years	—	—	—	—
	$1,219,210	1.05%	$1,569,916	2.12%

The Company had certificates of deposit accounts obtained through a listing service, included in term certificates in the table above, totaling $50.6 million with a weighted average rate of 1.01% and $36.5 million with a weighted average rate of 2.35% at December 31, 2020 and 2019, respectively. The Company had brokered certificates of deposit, which are included in term certificates in the table above, totaling $212.0 million with a weighted average of 1.29% and $404.5 million with a weighted average of 2.19% at December 31, 2020 and 2019, respectively.  In addition, the Company had $175.6 million and $150.6 million in non-reciprocal brokered interest-bearing demand deposits at December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, the Company also had interest-bearing demand deposits totaling $764.7 million and $764.8 million, respectively, representing reciprocal deposits received from other financial institutions through Authorized Bank Deposit Placement Network Sponsor to facilitate full federal deposit insurance coverage for certain Bank customers.

7.    BORROWINGS

The Company had no short-term borrowings at December 31, 2020 and 2019. At December 31, 2020, long-term debt consisted of $610.6 million in FHLB Advances and $97.6 million in borrowings from the Federal Reserve Bank discount window through the Paycheck Protection Program Liquidity Facility (“PPPLF”). The Company has an available line of credit of $10.0 million with the FHLB at an interest rate that adjusts daily and $276,000 of borrowing capacity at the Federal Reserve Bank discount window. No amounts were drawn on the line of credit and no borrowings were outstanding with the Federal Reserve Bank discount window as of December 31, 2020 or 2019.

Long-term, fixed rate FHLB advances and maturities are as follows:

	December 31,
	2020		2019
		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
2020	$—	—%	$135,620	2.30%
2021	50,000	1.18	25,000	1.70
2022	150,625	2.00	150,625	2.00
2023	295,000	3.10	295,000	3.10
2024	20,000	2.61	20,000	2.61
2025	85,000	1.00	—	—
Thereafter	10,000	1.21	10,000	1.21
	$610,625	2.33%	$636,245	2.57%

At December 31, 2020, advances totaling $445.0 million, with an average weighted rate of 2.53%, are callable by the FHLB prior to maturity.

All borrowings from the FHLB are secured by investment securities (see Note 2) and qualified collateral, consisting of a blanket lien on one- to four-family loans and certain multi-family and commercial real estate loans held in the Bank’s portfolio. At December 31, 2020, the Company pledged multi-family and commercial real estate loans with carrying values totaling $323.1 million and $1.4 billion, respectively. As of December 31, 2020, the Company had $735.6 million of available borrowing capacity with the FHLB.

At December 31, 2020, the Company had $97.6 million in borrowings from the PPPLF program which are fully secured by PPP loans originated by the Bank. These borrowings have maturities ranging from two to five years and a rate of 0.35%. At December 31, 2019 the Company had no borrowings through the PPPLF program.

8.    INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Current tax provision:
Federal	$18,979	$13,627	$12,005
State	9,813	6,795	5,639
Total current provision	28,792	20,422	17,644
Deferred tax provision (benefit):
Federal	(4,186)	1,054	(1,799)
State	(2,659)	317	(824)
Total deferred provision (benefit)	(6,845)	1,371	(2,623)
Total tax provision	$21,947	$21,793	$15,021

The reasons for the differences between the statutory federal income tax provision and the actual tax provision are summarized as follows:

	Years Ended December 31,
	2020	2019	2018
Income tax provision at federal statutory rate	$18,270	$18,646	$14,866
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	5,652	5,618	3,804
Dividends received deduction	(54)	(52)	(53)
Bank-owned life insurance	(260)	(248)	(256)
Tax exempt income	(2,383)	(2,240)	(1,979)
Share-based compensation	305	(535)	(2,271)
Other, net	417	604	910
Income tax provision	$21,947	$21,793	$15,021

The components of the net deferred tax asset are as follows:

	December 31,
	2020	2019
	(In thousands)
Deferred tax assets:
Federal	$17,498	$13,784
State	8,047	6,260
	25,545	20,044
Deferred tax liabilities
Federal	(3,526)	(2,488)
State	(664)	(830)
	(4,190)	(3,318)
Net deferred tax asset	$21,355	$16,726

The tax effects of each item that give rise to deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2020	2019
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$19,346	$14,146
Employee benefit and retirement plans	4,102	3,805
Acquisition accounting	265	599
Non-accrual interest	108	108
Other	790	735
	24,611	19,393
Deferred tax liabilities
Depreciation and amortization	(2,269)	(1,060)
Deferred loan costs, net	(249)	(952)
Other	(738)	(655)
	(3,256)	(2,667)
Net deferred tax asset	$21,355	$16,726

The Company reduces deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is not “more likely than not” that some portion or all of the deferred tax assets will be realized. The Company assesses the realizability of its deferred tax assets by assessing the likelihood of the Company generating federal and state tax income, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse. Based on this assessment, management concluded that a valuation allowance was not required as of December 31, 2020, 2019 and 2018.

The federal income tax reserve for credit losses at the Company’s base year is $9.8 million. If any portion of the reserve is used for purposes other than to absorb credit losses, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year in which used. As the Company intends to use the reserve to absorb only credit losses, a deferred tax liability of $2.8 million has not been provided.

At December 31, 2020, the Company had a net operating loss carryforward of $2.2 million due to the acquisition of Meetinghouse Bancorp, Inc., which expires in 2036.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2017 through 2020. The years open to examination by state taxing authorities vary by jurisdiction; no years prior to 2017 are open.

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

A summary of outstanding loan commitments whose contract amounts represent credit risk is as follows:

	December 31,
	2020	2019
	(In thousands)
Unadvanced portion of existing loans:
Construction	$501,911	$402,393
Home equity lines of credit	79,579	82,362
Other lines and letters of credit	350,708	363,955
Commitments to originate:
One- to four-family	41,454	26,246
Commercial real estate	16,540	63,344
Construction	76,615	333,870
Commercial and industrial	8,413	16,655
Other loans	—	100
Total loan commitments outstanding	$1,075,220	$1,288,925

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

Interest Rate Swaps

The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with commercial business customers to synthetically convert their loans from a variable rate to a fixed rate. The Company pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. Concurrently, the Company enters into an offsetting interest rate swap with a third-party financial institution. In the offsetting swap, the Company pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating and probability of default. At December 31, 2020 and 2019, the Bank had $11.4 million and $5.4 million, respectively, in cash pledged for collateral on its interest rate swap with the third-party institution.

Summary information regarding these derivatives is presented below:

				December 31,
				2020		2019
				Notional	Fair	Notional	Fair
	Maturity	Interest Rate Paid	Interest Rate Received	Amount	Value	Amount	Value
				(Dollars in thousands)
Customer interest rate swap	06/07/32	1 Mo. Libor + 200bp	Fixed (4.40%)	$60,782	$8,886	$62,425	$3,625
Third-party interest rate swap	06/07/32	Fixed (4.40%)	1 Mo. Libor + 200bp	60,782	(8,886)	62,425	(3,625)

Customer interest rate swap	10/17/33	1 Mo. Libor + 175bp	Fixed (4.1052%)	$9,831	$1,401	$10,166	$918
Third-party interest rate swap	10/17/33	Fixed (4.1052%)	1 Mo. Libor + 175bp	9,831	(1,401)	10,166	(918)

Customer interest rate swap	12/13/26	1 Mo. Libor + 205bp	Fixed (3.82%)	$2,390	$154	$2,561	$18
Third-party interest rate swap	12/13/26	Fixed (3.82%)	1 Mo. Libor + 205bp	2,390	(154)	2,561	(18)

Other Commitments

As of December 31, 2020, the Company has an outstanding commitment of $4.3 million with its core data processing provider through December 2021.

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

10.    EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company has a 401(k) plan to provide retirement benefits for eligible employees. Under this plan, each employee reaching the age of eighteen and having completed at least three months of service in any one twelve-month period, beginning with such employee’s date of employment, can elect to be a participant in the retirement plan. All participants are fully vested upon entering the plan. The Company contributes an amount equal to three percent of an employee’s compensation regardless of the employee’s contributions and makes matching contributions equal to fifty percent of the first eight percent of an employee’s compensation contributed to the Plan. For the years ended December 31, 2020, 2019 and 2018, expense attributable to the plan amounted to $2.4 million, $2.3 million and $2.2 million, respectively.

Supplemental Executive Retirement Benefits — Officers and Directors

The Company has supplemental retirement benefit agreements with certain officers. The present value of the estimated future benefits is accrued over the required service periods. At December 31, 2020 and 2019, the accrued liability for these agreements amounted to $8.2 million and $7.3 million, respectively.

The Company also has an unfunded Supplemental Executive Retirement Plan for certain directors which provides for a defined benefit obligation, based on the director’s final average compensation. At December 31, 2020 and 2019, the accrued liability for the plan amounted to $1.0 million and $916,000, respectively. There were no contributions and benefit payments for the years ended December 31, 2020 and 2018. Contributions and benefit payments amounted to $357,000 for the year ended December 31, 2019.

Supplemental executive retirement benefits expense for officers and directors amounted to $1.0 million, $161,000 and $661,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

Share-Based Compensation Plan

On September 17, 2015, stockholders of the Company approved the 2015 Equity Incentive Plan (the “2015 EIP”). The 2015 EIP provides for the award of up to 4,550,000 shares of common stock pursuant to grants of restricted stock awards, incentive stock options and non-qualified stock options; provided, however, that no more than 1,300,000 shares may be issued or delivered pursuant to restricted stock awards and no more than 3,250,000 shares may be issued or delivered in the aggregate pursuant to the exercise of stock options. Pursuant to terms of the 2015 EIP, the Board of Directors has granted restricted stock and stock options to employees and directors. All of the awards granted to date vest evenly over a five year period from the date of the grant and the maximum term of each option is ten years. As of December 31, 2020, there were 448,295 restricted stock awards and 1,278,904 stock options that remain available for future grants.

The Company also maintains the 2008 Equity Incentive Plan (the “2008 EIP”). The 2008 EIP provides for the award of up to 3,547,732 shares of common stock pursuant to grants of restricted stock awards, incentive stock options, non-qualified stock options and stock appreciation rights (“SARs”); provided, however, that no more than 1,013,638 shares may be issued or delivered pursuant to restricted stock awards and no more than 2,534,094 shares may be issued or delivered in the aggregate pursuant to the exercise of stock options or SARs. The Board of Directors has granted restricted shares and stock options to employees and directors pursuant to the terms of the 2008 EIP. The options may be treated as stock appreciation rights that are settled in stock at the option of the vested participant. All of the awards granted to date vest evenly over a five year period from the date of the grant and the maximum term of each option is ten years. As of December 31, 2020, there were no restricted stock awards and stock options that remain available for future grants.

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

The Company utilizes historical experience when determining the expected term of the options granted. The weighted-average assumptions used and fair value for options granted during the years ended December 31, 2020, 2019 and 2018 respectively are as follows:

	2020	2019	2018
Expected term (years)	8.20	8.13	6.67
Expected dividend yield	2.74%	1.62%	1.04%
Expected volatility	27.03%	23.66%	20.79%
Risk-free interest rate	0.57%	2.29%	2.82%
Weighted average fair value of options granted	$2.25	$4.31	$4.69

Expected forfeiture rate for expense recognition	6.02%	6.02%	6.02%

The aggregate grant date fair value of options granted in 2020, 2019 and 2018 was $34,000, $73,000 and $224,000, respectively.

A summary of options and SARs under the plans as of December 31, 2020, and activity during the year then ended, is presented below:

			Weighted -
			Average
		Weighted -	Remaining
	Number of	Average	Contractual Life
	Shares	Exercise Price	(in years)
Options outstanding at beginning of year	2,349,788	$14.46	5.91
Options granted	15,000	11.67
Options exercised	(24,725)	4.16
SARs exercised	(57,474)	10.83
Forfeited	(74,596)	15.87
Options outstanding at end of year	2,207,993	14.60	5.11
Options exercisable at end of year	1,904,860	14.14	4.83

The aggregate intrinsic value, which fluctuates based on changes in the fair market value of the Company’s stock, is $2.7 million and $2.6 million for all outstanding and exercisable options, respectively, at December 31, 2020, based on a closing stock price of $14.91. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of 2020 and the weighted-average exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2020. The total pre-tax intrinsic value for options exercised was $616,000, $4.5 million and $4.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. The total pre-tax intrinsic value for options exercised represents the difference between the weighted-average closing market stock price on the exercise date and the weighted-average exercise price, multiplied by the number of options exercised during the year. Shares for the exercise of stock options are expected to come from the Company’s authorized and unissued shares.

The following table summarizes the Company’s restricted stock activity for the year ended December 31, 2020:

		Weighted -
		Average
	Number of	Grant - Date
	Shares	Fair Value
Non-vested restricted stock at beginning of year	302,532	$16.30
Granted	7,500	11.67
Vested	(172,881)	15.27
Forfeited	(10,095)	16.48
Non-vested restricted stock at end of year	127,056	17.43

The total fair value of restricted shares vested in 2020 was $2.1 million.

For the year’s ended December 31, 2020, 2019 and 2018, share-based compensation expense under the plans and the related tax benefit totaled $3.7 million and $492,000, $4.6 million and $574,000, and $4.5 million and $458,000, respectively.

As of December 31, 2020, there was $2.8 million of total unrecognized compensation expense related to non-vested options and restricted shares granted under the plan. This cost is expected to be recognized over a weighted-average period of 2.0 years.

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

At December 31, 2020, the remaining principal balance on the ESOP debt is payable as follows:

Year Ending December 31,	Amount
(In thousands)
2021	$758
2022	783
2023	808
2024	834
2025	861
Thereafter	14,110
$18,154

Shares held by the ESOP are as follows:

	December 31,
	2020	2019
	(In thousands)
Allocated	1,339	1,217
Committed to be allocated	122	122
Unallocated	2,191	2,314
Paid out to participants	(253)	(216)
	3,399	3,437

The fair value of the unallocated shares was $32.7 million and $46.5 million at December 31, 2020 and 2019, respectively. Total compensation expense recognized in connection with the ESOP for the years ended December 31, 2020, 2019 and 2018 was $1.6 million, $2.2 million and $2.3 million, respectively.

Bank-Owned Life Insurance

The Company is the sole owner of life insurance policies pertaining to certain employees. The Company has entered into agreements with these employees whereby the Company will pay to the employees’ estate or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policies. These post-retirement benefits are accrued over the expected service period of the employees. Expense associated with this post-retirement benefit for the years ended December 31, 2020, 2019 and 2018 amounted to $624,000, $372,000 and $495,000, respectively. The recorded liability for these agreements was $7.9 million, $7.3 million and $6.9 million at December 31, 2020, 2019 and 2018, respectively.

Incentive Compensation Plan

Eligible officers and employees of the Company participate in an incentive compensation plan which is based on various factors as set forth by the Executive Committee. Incentive compensation plan expense for the years ended December 31, 2020, 2019 and 2018 amounted to $4.5 million, $6.5 million and $5.7 million, respectively.

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

  As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (“CBLR”) (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies have set 9% as the minimum capital for the CBLR, effective March 31, 2020. On April 6, 2020, the federal banking agencies issued two interim final rules related to Section 4012 of the CARES Act, which requires the agencies to lower the CBLR requirement to 8%. The second rule provides a transition from the temporary 8% requirement back to the 9%. The CBLR requirement will transition from greater than 8% from the second quarter through the fourth quarter of 2020, to greater than 8.5% during calendar year 2021, to a requirement of greater than 9% in 2022. The Company and the Bank elected to be subject to the CBLR at March 31, 2020.

The Company’s and the Bank’s actual capital amounts and ratios follow:

			Minimum		Minimum To Be Well
			Capital		Capitalized Under Prompt
	Actual		Requirement		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2020
Community Bank Leverage Ratio
Company	$746,914	11.6%	N/A	N/A	515,439	8.0%
Bank	719,372	11.2	N/A	N/A	515,509	8.0

December 31, 2019
Total Capital (to Risk Weighted Assets):
Company	$754,555	12.6%	$478,497	8.0%	N/A	N/A
Bank	711,405	11.9	478,302	8.0	$597,877	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Company	704,233	11.8	358,873	6.0	N/A	N/A
Bank	661,083	11.1	358,726	6.0	478,302	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	704,233	11.8	269,155	4.5	N/A	N/A
Bank	661,083	11.1	269,045	4.5	388,620	6.5
Tier 1 Capital (to Average Assets):
Company	704,233	11.1	252,862	4.0	N/A	N/A
Bank	661,083	10.5	252,623	4.0	315,779	5.0

A reconciliation of the Company’s and Bank’s stockholders’ equity to total regulatory capital follows:

	December 31,
	2020		2019
	Consolidated	Bank	Consolidated	Bank
	(In thousands)
Total stockholders' equity per financial statements	$768,885	$741,343	$726,587	$683,437
Adjustments to Tier 1 and Common Equity Tier 1 capital:
Accumulated other comprehensive loss	58	58	147	147
Goodwill disallowed	(20,378)	(20,378)	(20,378)	(20,378)
Core deposit intangible	(1,651)	(1,651)	(2,123)	(2,123)
Total Tier 1 and Common Equity Tier 1 capital	746,914	719,372	704,233	661,083
Adjustments to total capital:
Allowance for credit losses	68,824	68,824	50,322	50,322
Total regulatory capital	$815,738	$788,196	$754,555	$711,405

Liquidation Account

At the time of the minority stock offering of Meridian Interstate Bancorp, Inc. (“Old Meridian”), the predecessor holding company for the Bank, which offering was completed on January 22, 2008, Old Meridian established a liquidation account totaling $114.2 million. The liquidation account was equal to the net worth of Old Meridian as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the minority stock offering. In addition, the Company established a secondary liquidation account totaling $150.2 million in connection with its second-step stock offering that was completed on July 28, 2014. This liquidation account was equal to the ownership interest in Old Meridian’s total stockholders’ equity of Meridian Financial Services, Incorporated (the “MHC”), the former mutual holding company parent of Old Meridian, as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the Company’s second-step stock offering plus the value of the net assets of the MHC as of the date of the latest statement of financial condition of the MHC prior to the consummation of the conversion (excluding its ownership of Old Meridian). The liquidation accounts are maintained for the benefit of the eligible account holders and supplemental eligible account holders who maintain their accounts at the Bank after the offerings. The liquidation accounts are reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an account holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts held then.

Other Capital Restrictions

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount for dividends which may be paid in any calendar year cannot exceed the Bank’s net income for the current year, plus the Bank’s net income retained for the two previous years, without regulatory approval. At December 31, 2020, the Bank’s retained earnings available for the payment of dividends was $188.4 million. Loans or advances are limited to 10% of the Bank’s capital stock and surplus on a secured basis. Funds available for loans or advances by the Bank to the Company amounted to $74.1 million. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Stock Repurchases and Dividends

The Company may use capital management tools such as cash dividends and common share repurchases. The Company is subject to the Federal Reserve Board’s notice provisions for stock repurchases. In August 2015, the Company received regulatory approval from the Massachusetts Commissioner of Banks and a non-objection from the Federal Reserve Bank to adopt a stock repurchase program for up to 5% of its common stock. In November 2018, the plan was amended to increase the stock repurchase program by up to 636,287 shares, or approximately 1.2% of its outstanding common stock. In April 2019, the Company had adopted a new stock repurchase program of up to 0.9% of its outstanding common stock, or 500,000 shares of its common stock. In October 2019, the repurchase program was amended to increase the number of shares available for repurchase by up to 824,544, or 1.5% of the Company’s outstanding common stock. As of December 31, 2020, the Company has repurchased one million shares of its stock at an average price of $17.68, or 100.0%, of the 1,324,544 shares authorized for repurchase under the plan. As of December 31, 2020, the Company had repurchased 4,698,165 shares of its stock at an average price of $15.66 per share since August 2015. For the year ended December 31, 2020, the Company’s Board of Directors declared four quarterly cash dividends of $0.08 per common share on February 27, 2020, May 28, 2020, August 27, 2020 and December 8, 2020.

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

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Securities, at fair value— All fair value measurements are obtained from a third-party pricing service and are not adjusted by management. Marketable equity securities are measured at fair value utilizing quoted market prices (Level 1). Obligations of government-sponsored enterprises, municipal bonds and mortgage-backed securities are determined by pricing models that consider standard input factors such as observable market data, benchmark yields, reported trades, broker/dealer quotes, credit spreads, benchmark securities, as well as new issue data, monthly payment information, and collateral performance, among others (Level 2).

Loan level interest rate swaps — The fair value is based on settlement values adjusted for credit risks associated with the counterparties and the Company and observable market interest rate curves.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized as follows.

	December 31, 2020
				Total Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
Assets:
Debt securities	$—	$11,326	$—	$11,326
Marketable equity securities	12,189	—	—	12,189
Loan level interest rate swaps	—	—	10,441	10,441
Total assets	$12,189	$11,326	$10,441	$33,956
Liabilities:
Loan level interest rate swaps	—	—	10,441	10,441
Total liabilities	$—	$—	$10,441	$10,441

	December 31, 2019
				Total Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
Assets:
Debt securities	$—	$15,076	$—	$15,076
Marketable equity securities	15,243	—	—	15,243
Loan level interest rate swaps	—	—	4,561	4,561
Total assets	$15,243	$15,076	$4,561	$34,880
Liabilities:
Loan level interest rate swaps	—	—	4,561	4,561
Total liabilities	$—	$—	$4,561	$4,561

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or market accounting or write-downs of individual assets.

Certain impaired loans were adjusted to fair value, less cost to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for credit losses. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. Impaired loans measured at fair value at December 31, 2020 and 2019 were $3.7 million and $4.6 million, respectively. The related gains and losses were immaterial for the years ended December 31, 2020 and 2019.

Summary of Fair Values of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

	December 31, 2020
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and due from banks	$914,586	$914,586	$—	$—	$914,586
Securities available for sale, at fair value	11,326	—	11,326	—	11,326
Marketable equity securities, at fair value	12,189	12,189	—	—	12,189
Federal Home Loan Bank stock	30,658	—	—	30,658	30,658
Loans and loans held for sale, net	5,452,029	—	—	5,480,258	5,480,258
Accrued interest receivable	23,173	—	—	23,173	23,173
Loan level interest rate swaps	10,441	—	—	10,441	10,441
Financial liabilities:
Deposits	5,081,167	—	—	5,172,060	5,172,060
Borrowings	708,245	—	732,302	—	732,302
Accrued interest payable	2,832	—	—	2,832	2,832
Loan level interest rate swaps	10,441	—	—	10,441	10,441

	December 31, 2019
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and due from banks	$406,382	$406,382	$—	$—	$406,382
Certificates of deposit	247	—	247	—	247
Securities available for sale	15,076	—	15,076	—	15,076
Marketable equity securities, at fair value	15,243	15,243	—	—	15,243
Federal Home Loan Bank stock	28,947	—	—	28,947	28,947
Loans and loans held for sale, net	5,669,995	—	—	5,662,640	5,662,640
Accrued interest receivable	14,481	—	—	14,481	14,481
Loan level interest rate swaps	4,561	—	—	4,561	4,561
Financial liabilities:
Deposits	4,921,533	—	—	4,886,739	4,886,739
Borrowings	636,245	—	647,923	—	647,923
Accrued interest payable	5,962	—	—	5,962	5,962
Loan level interest rate swaps	4,561	—	—	4,561	4,561

13.    CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Meridian Bancorp, Inc. is as follows:

	December 31,
	2020	2019
	(In thousands)
BALANCE SHEETS
Assets
Cash and cash equivalents from bank subsidiary	$12,706	$24,883
Marketable equity securities, at fair value	10	10
Investment in bank subsidiary	741,343	683,437
ESOP loan receivable	18,154	18,888
Other assets	2,862	2,824
Total assets	$775,075	$730,042
Liabilities and Stockholders' Equity
Accrued expenses and other liabilities	$6,190	$3,455
Stockholders' equity	768,885	726,587
Total liabilities and stockholders' equity	$775,075	$730,042

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
STATEMENTS OF INCOME
Income:
Interest on ESOP loan	$614	$637	$659
Interest on certificates of deposit	—	70	512
Other interest and dividend income	27	346	34
Total income	641	1,053	1,205
Expenses:
Other general and administrative	1,083	1,241	1,347
Total operating expenses	1,083	1,241	1,347
Income (loss) before income taxes and equity in undistributed earnings of subsidiary	(442)	(188)	(142)
Applicable income tax provision (benefit)	(124)	(53)	(40)
Income (loss) before equity in undistributed earnings of subsidiary	(318)	(135)	(102)
Equity in undistributed earnings of subsidiary	65,369	67,131	55,873
Net income	$65,051	$66,996	$55,771

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
Net income	$65,051	$66,996	$55,771
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(65,369)	(67,131)	(55,873)
Share-based compensation expense	331	472	444
(Increase) decrease in other assets	(38)	(39)	531
Increase (decrease) in other liabilities	2,997	(3,305)	4,518
Net cash (used in) provided by operating activities	2,972	(3,007)	5,391
Cash flows from investing activities:
Purchases of certificates of deposit	—	—	(5,000)
Maturities of certificates of deposit	—	5,000	67,843
Activity in securities available for sale:
Capital contribution from (to) bank subsidiary	18,000	(15,000)	—
Principal payments on ESOP loan receivable	734	711	688
Net cash (used in) provided by investing activities	18,734	(9,289)	63,531
Cash flows from financing activities:
Cash dividends paid on common stock	(16,292)	(14,253)	(10,298)
Repurchase of common stock	(17,680)	(7,270)	(20,395)
Income taxes paid in connection with shares withheld on vested restricted stock	—	—	(17)
Stock options exercised, net of cash paid on connection with income taxes	89	59	(2,641)
Net cash used by financing activities	(33,883)	(21,464)	(33,351)
Net change in cash and cash equivalents	(12,177)	(33,760)	35,571
Cash and cash equivalents at beginning of year	24,883	58,643	23,072
Cash and cash equivalents at end of year	$12,706	$24,883	$58,643

14.    SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (Unaudited)

The selected quarterly financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes.

	Years Ended December 31,
	2020				2019
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except per share amounts)
Interest and dividend income	$62,339	$61,606	$62,150	$66,018	$66,831	$68,525	$66,274	$64,473
Interest expense	10,884	12,797	14,779	20,920	23,177	24,308	23,804	21,876
Net interest income	51,455	48,809	47,371	45,098	43,654	44,217	42,470	42,597
Provision (reversal) for loan losses	8,927	7,163	9,641	725	(504)	(2,978)	78	843
Net interest income, after provision for loan losses	42,528	41,646	37,730	44,373	44,158	47,195	42,392	41,754
Non-interest income (1)	5,867	3,572	8,658	(831)	3,682	2,849	2,954	3,828
Non-interest expenses	24,094	22,830	23,301	26,320	25,263	23,847	25,117	25,796
Income before income taxes	24,301	22,388	23,087	17,222	22,577	26,197	20,229	19,786
Provision for income taxes	6,180	5,714	5,808	4,245	5,509	6,508	5,061	4,715
Net income	$18,121	$16,674	$17,279	$12,977	$17,068	$19,689	$15,168	$15,071
Earnings per share:
Basic	$0.36	$0.33	$0.34	$0.26	$0.33	$0.39	$0.30	$0.29
Diluted	$0.36	$0.33	$0.34	$0.25	$0.33	$0.38	$0.29	$0.29
Weighted average shares:
Basic	50,201,720	50,169,024	50,131,249	50,634,983	51,027,229	50,923,760	51,051,880	51,120,599
Diluted	50,295,295	50,248,048	50,211,234	50,920,259	51,539,436	51,454,186	51,511,678	51,467,917

(1)	Non-interest income fluctuates each quarter primarily due to gains and losses on marketable equity securities, net.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The information in the Company’s definitive Proxy Statement, prepared for the 2021 Annual Meeting of Shareholders, which contains information concerning directors of the Company under the captions “Election of Directors” and “Information About the Board of Directors”; information concerning executive officers of the Company under the caption “Information About the Executive Officers”; information concerning the code of ethics, the audit committee and its composition and the audit committee financial expert under the caption “Corporate Governance;” and information concerning Section 16(a) compliance under the caption “Delinquent Section 16(a) Report’s” is incorporated herein by reference or will be filed by an amendment to this Annual Report.

A copy of the Company’s Code of Ethics and Business Conduct is available to stockholders on the Corporate Governance portion of the Investors Relations section on the Bank’s website at www.ebsb.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information in the Company’s definitive Proxy Statement, prepared for the 2021 Annual Meeting of Shareholders, which contains information concerning this item, under the captions “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation,” is incorporated herein by reference or will be filed by an amendment to this Annual Report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Company’s definitive Proxy Statement, prepared for the 2021 Annual Meeting of Shareholders, which contains information concerning this item, under the caption “Stock Ownership” is incorporated herein by reference or will be filed by an amendment to this Annual Report.

Equity Compensation Plan Information

The following table provides information as of December 31, 2020, regarding shares outstanding and available for issuance under the Company’s equity compensation plan. Additional information regarding stock-based compensation is presented in Note 10, “Employee Benefit Plans” of the Notes to Consolidated Financial Statements within Part II, Item 8, “Financial Statements and Supplementary Data.” Other than our employee stock ownership plan, there are no equity compensation plans not approved by security holders.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	2,207,993	$14.60	1,727,199
Equity compensation plans not approved by security holders	—	—	—
Total	2,207,993	$14.60	1,727,199

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The “Transactions with Certain Related Persons” and information concerning directors independence of the Company under the caption “Election 1 – Election of Directors” section of the 2021 Proxy Statement is incorporated herein by reference or filed by an amendment to this Annual Report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the 2021 Proxy Statement is incorporated herein by reference or filed by an amendment to this Annual Report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Form 10-K.

(A)	Reports of Independent Registered Public Accounting Firm
(B)	Consolidated Balance Sheets — at December 31, 2020 and 2019
(C)	Consolidated Statements of Net Income — Years ended December 31, 2020, 2019 and 2018
(D)	Consolidated Statements of Comprehensive Income — Years ended December 31, 2020, 2019 and 2018
(E)	Consolidated Statements of Changes in Stockholders’ Equity — Years ended December 31, 2020, 2019 and 2018
(F)	Consolidated Statements of Cash Flows — Years ended December 31, 2020, 2019 and 2018
(G)	Notes to Consolidated Financial Statements.

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

4.2	Description of Registrant's Securities (Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2020)

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

10.20	Amendment Number One to Meridian Bancorp, Inc. 2008 Equity Incentive Plan dated August 15, 2018 filed as an exhibit to Form 10-Q filed on November 9, 2018

10.21	Two Year Change in Control Agreement between Kenneth R. Fisher and East Boston Savings Bank dated February 3, 2021 filed as an exhibit to Form 8-K on February 5, 2021

21	Subsidiaries of Registrant filed as an exhibit to Form 10-Q filed on November 10, 2014

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

MERIDIAN BANCORP, INC. (Registrant)

Date: March 1, 2021	By:	/s/ Richard J. Gavegnano
Richard J. Gavegnano Chairman, President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard J. Gavegnano Richard J. Gavegnano	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2021

/s/ Kenneth R. Fisher Kenneth R. Fisher	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2021

/s/ Cynthia C. Carney Cynthia C. Carney	Director	March 1, 2021

/s/ Marilyn A. Censullo Marilyn A. Censullo	Director	March 1, 2021

/s/ Russell L. Chin Russell L. Chin	Director	March 1, 2021

/s/ Anna R. DiMaria Anna R. DiMaria	Director	March 1, 2021

/s/ Domenic A. Gambardella Domenic A. Gambardella	Director	March 1, 2021

/s/ Thomas J. Gunning Thomas J. Gunning	Director	March 1, 2021

/s/ Edward J. Merritt Edward J. Merritt	Director	March 1, 2021

/s/ Joyce A. Murphy Joyce A. Murphy	Director	March 1, 2021

/s/ Gregory F. Natalucci Gregory F. Natalucci	Director	March 1, 2021

/s/ Peter Scolaro Peter Scolaro	Director	March 1, 2021