Form 10-Q
period 2021-03-31
Meridian Bancorp, Inc.
filed 2021-05-10
CIK 1600125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2021

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

As of May 3, 2021, there were 52,454,271 outstanding shares of the Registrant’s common stock.

MERIDIAN BANCORP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2021	2020
	(Dollars in thousands)
ASSETS
Cash and due from banks	$1,034,107	$914,586
Securities available for sale, at fair value	10,518	11,326
Marketable equity securities, at fair value	8,900	12,189
Federal Home Loan Bank stock, at cost	28,447	30,658
Loans held for sale	7,422	8,224
Loans, net of deferred fees and costs	5,287,431	5,512,629
Less: allowance for credit losses on loans	(63,436)	(68,824)
Loans, net	5,223,995	5,443,805
Bank-owned life insurance	42,138	41,877
Premises and equipment, net	65,394	66,850
Accrued interest receivable	22,498	23,173
Deferred tax asset, net	21,418	21,355
Goodwill	20,378	20,378
Core deposit intangible	1,548	1,651
Other assets	17,162	23,776
Total assets	$6,503,925	$6,619,848

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non interest-bearing	$751,809	$711,573
Interest-bearing	4,345,560	4,369,594
Total deposits	5,097,369	5,081,167
Long-term debt	560,625	708,245
Accrued expenses and other liabilities	56,847	61,551
Total liabilities	5,714,841	5,850,963
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 52,430,554 and 52,415,061 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	524	524
Additional paid-in capital	364,751	363,995
Retained earnings	439,593	420,297
Accumulated other comprehensive loss	(131)	(58)
Unearned compensation - ESOP, 2,161,304 and 2,191,745 shares at March 31, 2021 and December 31, 2020, respectively	(15,653)	(15,873)
Total stockholders' equity	789,084	768,885
Total liabilities and stockholders' equity	$6,503,925	$6,619,848

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$57,162	$64,037
Interest on debt securities	65	100
Dividends on marketable equity securities	124	94
Other interest and dividend income	370	1,787
Total interest and dividend income	57,721	66,018
Interest expense:
Interest on deposits	5,729	16,769
Interest on short-term borrowings	—	8
Interest on borrowings	3,591	4,143
Total interest expense	9,320	20,920
Net interest income	48,401	45,098
Provision (reversal) for credit losses	(5,236)	725
Net interest income, after provision (reversal) for credit losses	53,637	44,373
Non-interest income:
Customer service fees	2,199	2,097
Loan fees	95	674
Mortgage banking gains, net	582	411
Gain (loss) on marketable equity securities, net	1,785	(4,344)
Income from bank-owned life insurance	261	297
Other income	9	34
Total non-interest income (loss)	4,931	(831)
Non-interest expenses:
Salaries and employee benefits	15,516	15,914
Occupancy and equipment	4,231	3,924
Data processing	2,241	2,137
Marketing and advertising	896	1,230
Professional services	730	997
Deposit insurance	513	669
Other general and administrative	1,416	1,449
Total non-interest expenses	25,543	26,320
Income before income taxes	33,025	17,222
Provision for income taxes	8,705	4,245
Net income	$24,320	$12,977
Earnings per share:
Basic	$0.48	$0.26
Diluted	$0.48	$0.25
Weighted average shares outstanding:
Basic	50,239,611	50,634,983
Diluted	50,565,459	50,920,259

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net income	$24,320	$12,977
Other comprehensive income:
Securities available for sale:
Net unrealized (loss) gain	(102)	230
Tax effect	29	(64)
Total other comprehensive (loss) income	(73)	166
Comprehensive income	$24,247	$13,143

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation - ESOP	Total
	(Dollars in thousands)
Three Months Ended March 31, 2021
Balance at December 31, 2020	52,415,061	$524	$363,995	$420,297	$(58)	$(15,873)	$768,885
Comprehensive income	—	—	—	24,320	(73)	—	24,247
Dividends declared ($0.10 per share)	—	—	—	(5,024)	—	—	(5,024)
ESOP shares committed to be allocated (30,441 shares)	—	—	292	—	—	220	512
Share-based compensation expense - restricted stock, net of awards forfeited	(2,800)	—	235	—	—	—	235
Share-based compensation expense - stock options, net of awards forfeited	—	—	137	—	—	—	137
Stock options exercised	18,293	—	92	—	—	—	92
Balance at March 31, 2021	52,430,554	$524	$364,751	$439,593	$(131)	$(15,653)	$789,084

Three Months Ended March 31, 2020
Balance at December 31, 2019	53,377,506	$534	$377,213	$365,742	$(147)	$(16,755)	$726,587
Comprehensive income	—	—	—	12,977	166	—	13,143
Dividends declared ($0.08 per share)	—	—	—	(4,007)	—	—	(4,007)
Repurchased stock related to buyback program	(1,000,000)	(10)	(17,670)	—	—	—	(17,680)
ESOP shares committed to be allocated (30,441 shares)	—	—	287	—	—	220	507
Share-based compensation expense - restricted stock, net of awards forfeited	(5,245)	—	640	—	—	—	640
Share-based compensation expense - stock options, net of awards forfeited	—	—	380	—	—	—	380
Stock options exercised	30,134	—	51	—	—	—	51
Balance at March 31, 2020	52,402,395	$524	$360,901	$374,712	$19	$(16,535)	$719,621

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$24,320	$12,977
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of acquisition fair value adjustments	32	16
Amortization of core deposit intangible	103	118
ESOP shares expense	512	507
Provision (reversal) for credit losses	(5,236)	725
Accretion of net deferred loan origination fees	(1,664)	(959)
Net amortization of securities available for sale	15	13
Depreciation and amortization expense	919	841
(Gain) loss on marketable equity securities, net	(1,785)	4,344
Deferred income tax benefit	(34)	(120)
Income from bank-owned life insurance	(261)	(297)
Share-based compensation expense	372	1,020
Net changes in:
Loans held for sale	802	(948)
Accrued interest receivable	675	613
Other assets	6,614	(9,052)
Accrued expenses and other liabilities	(5,078)	1,168
Net cash provided by operating activities	20,306	10,966
Cash flows from investing activities:
Activity in securities, at fair value:
Proceeds from maturities, calls and principal payments	693	1,473
Proceeds from sales	6,484	541
Purchases	(1,412)	(2,772)
Loan principal payments, net	226,673	57,898
Proceeds from bank-owned life insurance distribution	—	391
Purchases of premises and equipment	(105)	(1,650)
Purchase of Federal Home Loan Bank stock	—	(4,331)
Redemption of Federal Home Loan Bank stock	2,211	—
Net cash provided by investing activities	234,544	51,550
Cash flows from financing activities:
Net change in deposits	16,207	(99,579)
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	—	135,000
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(50,000)	(25,372)
Repayment of Federal Reserve PPPLF borrowings with maturities of three months or more	(97,620)	—
Cash dividends paid on common stock	(4,008)	(4,270)
Stock options exercised, net of cash paid in connection with income taxes	92	51
Repurchase of common stock	—	(17,680)
Net cash used by financing activities	(135,329)	(11,850)
Net change in cash and cash equivalents	119,521	50,666
Cash and cash equivalents at beginning of period	914,586	406,382
Cash and cash equivalents at end of period	$1,034,107	$457,048
Supplemental cash flow information:
Interest paid on deposits	$6,453	$18,246
Interest paid on borrowings	3,839	4,115
Income taxes paid, net of refunds	3,958	3,075

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 which was filed with the Securities and Exchange Commission (“SEC”) on March 1, 2021, and is available through the SEC’s website at www.sec.gov.

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for credit losses.

On April 22, 2021, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Independent Bank Corp., a Massachusetts corporation ("Independent"), Bradford Merger Sub Inc. a direct, wholly owned subsidiary of Independent (“Merger Sub”), Rockland Trust Company, a Massachusetts-chartered trust company and wholly owned subsidiary of Independent ("Rockland Trust"), and the Bank. Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company (the "Merger"), with the Company being the surviving corporation, and as soon as reasonably practicable following the Merger, the Company will merge with and into Independent, with Independent as the surviving entity (the “Holdco Merger”). The Merger Agreement further provides that immediately following the Holdco Merger, the Bank  will merge with and into Rockland Trust, with Rockland Trust as the surviving company (the “Bank Merger” and, together with the Merger and the Holdco Merger, the “Transaction”). Upon completion of the Merger, each outstanding share of Company common stock will convert into the right to receive 0.275 shares of Independent common stock (the "Merger Consideration"). Each outstanding option to acquire a share of Company common stock, whether or not vested, will be converted into the right to receive cash in an amount equal to the amount by which the per share cash equivalent of the Merger Consideration (calculated in accordance with the Merger Agreement) exceeds the exercise price of the option. In addition, each award of Company restricted stock, whether or not vested, that is outstanding immediately prior to the effective time of the Merger will fully vest and be cancelled and converted into the right to receive the Merger Consideration. Completion of the Merger is subject to customary closing conditions, including receipt of regulatory approvals and the approvals of the Company's stockholders and Independent's shareholders. The Company anticipates that the Merger will close in the fourth quarter of 2021.

2. EARNINGS PER SHARE

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

Basic and diluted earnings per share have been computed based on the following:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands, except share information)
Net income available to common stockholders	$24,320	$12,977
Basic weighted average shares outstanding	50,239,611	50,634,983
Effect of dilutive stock options	325,848	285,276
Diluted weighted average shares outstanding	50,565,459	50,920,259
Earnings per share:
Basic	$0.48	$0.26
Diluted	$0.48	$0.25

For the three months ended March 31, 2021 and 2020, options for the exercise of 53,381 shares and 93,545 shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. An anti-dilutive option exists when the average stock price for the period is less than the exercise price of the option.

3. SECURITIES

Securities Available for Sale

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
March 31, 2021
Debt securities:
Government-sponsored enterprises	$346	$17	$—	$363
Municipal bonds	2,073	125	—	2,198
Residential mortgage-backed securities:
Government-sponsored enterprises	7,006	290	(10)	7,286
Private label	563	108	—	671
Total securities available for sale	$9,988	$540	$(10)	$10,518
December 31, 2020
Debt securities:
Government-sponsored enterprises	$346	$21	$—	$367
Municipal bonds	2,075	146	—	2,221
Residential mortgage-backed securities:
Government-sponsored enterprises	7,706	359	(10)	8,055
Private label	567	116	—	683
Total securities available for sale	$10,694	$642	$(10)	$11,326

At March 31, 2021 debt securities with a fair value of $1.7 million and $273,000 were pledged as collateral for Federal Home Loan Bank of Boston (“FHLB”) borrowings and for the Federal Reserve Bank discount window borrowings, respectively.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2021 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	After One Year
	Through Five Years		After Five Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Government-sponsored enterprises	$—	$—	$346	$363	$346	$363
Municipal bonds	521	562	1,552	1,636	2,073	2,198
Residential mortgage-backed securities:
Government-sponsored enterprises	402	412	6,604	6,874	7,006	7,286
Private label	—	—	563	671	563	671
Total	$923	$974	$9,065	$9,544	$9,988	$10,518

Information pertaining to securities available for sale as of March 31, 2021 and December 31, 2020, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
March 31, 2021
Debt securities:
Residential mortgage-backed securities:
Government-sponsored enterprises	$—	$—	$10	$595
Total temporarily impaired securities	$—	$—	$10	$595

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
December 31, 2020
Debt securities:
Residential mortgage-backed securities:
Government-sponsored enterprises	$7	$511	$3	$142
Total temporarily impaired securities	$7	$511	$3	$142

The Company determined no debt securities were other-than-temporarily impaired for the three months ended March 31, 2021 and 2020. Management evaluates debt securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.

Marketable Equity Securities

Marketable equity securities consist of common stocks and money market mutual funds. The Company held marketable equity securities with an aggregate fair value of $8.9 million and $12.2 million at March 31, 2021 and December 31, 2020, respectively.

The following is a summary of unrealized and realized gains and losses recognized in net income on marketable equity securities during the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(In thousands)
Net realized gain (loss) on marketable equity securities sold during the period	$972	$(337)
Net unrealized gain (loss) recognized during the reporting period on marketable equity securities still held at the reporting date	813	(4,007)
Net gain (loss) recognized during the period on marketable equity securities	$1,785	$(4,344)

4. LOANS

A summary of loans follows:

	March 31,	December 31,
	2021	2020
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$517,442	$564,146
Home equity lines of credit	64,370	68,721
Multi-family	878,331	880,552
Commercial real estate	2,419,715	2,499,660
Construction	625,961	731,432
Total real estate loans	4,505,819	4,744,511
Commercial and industrial	779,603	765,195
Consumer	10,307	10,707
Total loans	5,295,729	5,520,413
Allowance for credit losses	(63,436)	(68,824)
Net deferred loan origination fees	(8,298)	(7,784)
Loans, net	$5,223,995	$5,443,805

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At March 31, 2021 and December 31, 2020, the Company was servicing loans for participants aggregating $187.2 million and $176.4 million, respectively.

At March 31, 2021, multi-family and commercial real estate loans with carrying values totaling $269.3 million and $1.305 billion, respectively, were pledged as collateral for FHLB borrowings.

An analysis of the allowance for credit losses and related information follows:

	Three Months Ended March 31, 2021
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at December 31, 2020	$2,076	$2,251	$206	$30,145	$25,197	$8,453	$496	$68,824
Provision (reversal) for credit losses	(391)	(529)	(40)	(712)	(3,611)	88	(41)	(5,236)
Charge-offs	(68)	—	—	—	—	(89)	(34)	(191)
Recoveries	—	—	—	—	—	15	24	39
Balance at March 31, 2021	$1,617	$1,722	$166	$29,433	$21,586	$8,467	$445	$63,436

	Three Months Ended March 31, 2020
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at December 31, 2019	$691	$7,825	$69	$26,943	$8,913	$5,765	$116	$50,322
Provision (reversal) for credit losses	103	(145)	24	(215)	544	398	16	725
Charge-offs	—	—	—	—	—	(50)	(64)	(114)
Recoveries	—	—	1	—	—	1	11	13
Balance at March 31, 2020	$794	$7,680	$94	$26,728	$9,457	$6,114	$79	$50,946

	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
March 31, 2021
Amount of allowance for credit losses for loans deemed to be impaired	$—	$—	$—	$—	$—	$166	$—	$166
Amount of allowance for credit losses for loans not deemed to be impaired	1,617	1,722	166	29,433	21,586	8,301	445	63,270
	$1,617	$1,722	$166	$29,433	$21,586	$8,467	$445	$63,436
Loans deemed to be impaired	$597	$—	$—	$—	$—	$1,914	$—	$2,511
Loans not deemed to be impaired	516,845	878,331	64,370	2,419,715	625,961	777,689	10,307	5,293,218
	$517,442	$878,331	$64,370	$2,419,715	$625,961	$779,603	$10,307	$5,295,729

December 31, 2020
Amount of allowance for credit losses for loans deemed to be impaired	$—	$—	$—	$—	$—	$—	$—	$—
Amount of allowance for credit losses for loans not deemed to be impaired	2,076	2,251	206	30,145	25,197	8,453	496	68,824
	$2,076	$2,251	$206	$30,145	$25,197	$8,453	$496	$68,824
Loans deemed to be impaired	$602	$—	$—	$1,648	$—	$2,075	$—	$4,325
Loans not deemed to be impaired	563,544	880,552	68,721	2,498,012	731,432	763,120	10,707	5,516,088
	$564,146	$880,552	$68,721	$2,499,660	$731,432	$765,195	$10,707	$5,520,413

The following table provides information about the Company’s past due and non-accrual loans:

	30-59	60-89	90 Days
	Days	Days	or Greater	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(In thousands)
March 31, 2021
Real estate loans:
Residential real estate:
One- to four-family	$195	$—	$929	$1,124	$2,466
Home equity lines of credit	200	—	20	220	20
Total real estate loans	395	—	949	1,344	2,486
Commercial and industrial	—	—	489	489	635
Consumer	622	281	—	903	—
Total	$1,017	$281	$1,438	$2,736	$3,121

December 31, 2020
Real estate loans:
Residential real estate:
One- to four-family	$504	$231	$1,116	$1,851	$2,617
Home equity lines of credit	—	—	20	20	20
Total real estate loans	504	231	1,136	1,871	2,637
Commercial and industrial	390	—	360	750	527
Consumer	448	245	—	693	—
Total	$1,342	$476	$1,496	$3,314	$3,164

At March 31, 2021 and December 31, 2020, the Company did not have any accruing loans past due 90 days or more.

The following tables provide information with respect to the Company’s impaired loans:

	March 31, 2021			December 31, 2020
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
Impaired loans without a valuation allowance:
One- to four-family	$597	$933		$602	$940
Multi-family	—	—		—	—
Commercial real estate	—	—		1,648	1,648
Commercial and industrial	1,748	2,078		2,075	2,404
Total	2,345	3,011		4,325	4,992
Impaired loans with a valuation allowance:
One- to four-family	—	—	$—	—	—	$—
Commercial and industrial	166	207	166	—	—	—
Total	166	207	166	—	$—	—
Total impaired loans	$2,511	$3,218	$166	$4,325	$4,992	$—

	Three Months Ended March 31,
	2021			2020
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(In thousands)
One- to four-family	$763	$10	$9	$1,512	$14	$8
Multi-family	—	—	—	—	—	—
Commercial real estate	—	—	—	1,963	21	—
Commercial and industrial	1,967	25	15	2,539	26	—
Total impaired loans	$2,730	$35	$24	$6,014	$61	$8

The following table summarizes the Company’s troubled debt restructurings (“TDRs”) at the dates indicated:

	March 31,	December 31,
	2021	2020
	(In thousands)
TDRs on accrual status:
One- to four-family	$1,580	$1,731
Total TDRs on accrual status	1,580	1,731
TDRs on non-accrual status:
One- to four-family	417	420
Total TDRs on non-accrual status	417	420
Total TDRs	$1,997	$2,151

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

In response to COVID-19, the Company has provided temporary relief in the form of short-term loan modifications, generally with deferred payments and associated accrued interest due and payable based on the specific terms of the modification. As of March 31, 2021, the Company had $402.7 million in loans making interest-only payments under COVID-19 related loan modifications, representing 7.6% of the total loan portfolio.

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

The following table provides the Company’s risk-rated loans by class:

	March 31, 2021				December 31, 2020
	Multi-family			Commercial	Multi-family			Commercial
	residential	Commercial		and	residential	Commercial		and
	real estate	real estate	Construction	industrial	real estate	real estate	Construction	industrial
	(In thousands)
Loans rated 1 - 6	$878,331	$2,404,053	$625,961	$722,477	$880,552	$2,483,867	$731,432	$704,534
Loans rated 7	—	15,662	—	36,465	—	15,793	—	37,093
Loans rated 8	—	—	—	20,661	—	—	—	23,568
Loans rated 9	—	—	—	—	—	—	—	—
Loans rated 10	—	—	—	—	—	—	—	—
Total	$878,331	$2,419,715	$625,961	$779,603	$880,552	$2,499,660	$731,432	$765,195

For one- to four-family residential real estate loans, home equity lines of credit and consumer loans, management uses delinquency reports as the key credit quality indicator.

5. DEPOSITS

A summary of deposit balances, by type, follows:

	March 31,	December 31,
	2021	2020
	(In thousands)
Noninterest-bearing demand deposits	$751,809	$711,573
Interest-bearing demand deposits	1,461,236	1,364,548
Money market deposits	852,747	930,507
Regular savings and other deposits	870,961	855,329
Total non-certificate accounts	3,936,753	3,861,957
Term certificates less than $250,000	809,835	883,133
Term certificates $250,000 and greater	350,781	336,077
Total certificate accounts	1,160,616	1,219,210
Total deposits	$5,097,369	$5,081,167

A summary of term certificates, by maturity, follows:

	March 31, 2021		December 31, 2020
		Weighted		Weighted
Maturing	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Within 1 year	$893,949	0.91%	$883,747	1.03%
Over 1 year to 2 years	140,128	1.26	194,698	1.29
Over 2 years to 3 years	35,826	0.77	40,338	1.21
Over 3 years to 4 years	53,561	0.72	53,580	0.75
Over 4 years to 5 years	36,962	0.51	46,847	0.68
Greater than 5 years	190	1.05	—	—
	$1,160,616	0.93%	$1,219,210	1.05%

The Company had certificates of deposit accounts obtained through a listing service included in term certificates in the table above, totaling $43.6 million with a weighted average rate of 1.06% and $50.6 million with a weighted average rate of 1.01% at March 31, 2021 and December 31, 2020, respectively. The Company had brokered certificates of deposit, which are included in term certificates in the table above, totaling $152.1 million with a weighted average rate of 1.20% and $212.0 million with a weighted average rate of 1.29% at March 31, 2021 and December 31, 2020, respectively. In addition, the Company had $175.6 million in brokered interest-bearing demand deposits at March 31, 2021 and December 31, 2020, respectively.

6. BORROWINGS

At March 31, 2021, and December 31, 2020, the Company had no short-term borrowings. At March 31, 2021, long-term debt consisted of $560.6 million in FHLB advances. The Company has an available line of credit of $10.0 million with the FHLB at an interest rate that adjusts daily. No amounts were drawn on the line of credit at March 31, 2021 or December 31, 2020.

Long-term, fixed rate FHLB advances and maturities are as follows:

	March 31, 2021		December 31, 2020
		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
2021	$—	—%	$50,000	1.18%
2022	150,625	2.00	150,625	2.00
2023	295,000	3.10	295,000	3.10
2024	20,000	2.61	20,000	2.61
2025	85,000	1.00	85,000	1.00
2026	—	—	—	—
Thereafter	10,000	1.21	10,000	1.21
	$560,625	2.44%	$610,625	2.33%

At March 31, 2021, FHLB advances totaling $445.0 million, with a weighted average rate of 2.53%, are callable by the FHLB prior to maturity.

All borrowings from the FHLB are secured by investment securities and qualified collateral, consisting of a blanket lien on one- to four-family loans and certain multi-family and commercial real estate loans held in the Company’s portfolio. At March 31, 2021, the Company pledged multi-family and commercial real estate loans with carrying values totaling $269.3 million and $1.305 billion, respectively.

At March 31, 2021, the Company had no borrowings through the PPPLF program. At December 31, 2020, the Company had $97.6 million in borrowings from the PPPLF program. These borrowings had maturities ranging from two to five years and a rate of 0.35%.

7. COMMITMENTS AND CONTINGENCIES AND DERIVATIVES

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

A summary of outstanding loan commitments whose contract amounts represent credit risk is as follows:

	March 31,	December 31,
	2021	2020
	(In thousands)
Unadvanced portion of existing loans:
Construction	$492,454	$501,911
Home equity lines of credit	77,602	79,579
Other lines and letters of credit	352,556	350,708
Commitments to originate:
One- to four-family	27,641	41,454
Commercial real estate	20,866	16,540
Construction	126,301	76,615
Commercial and industrial	5,771	8,413
Total loan commitments outstanding	$1,103,191	$1,075,220

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

Interest Rate Swaps

The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with commercial business customers to synthetically convert their loans from a variable rate to a fixed rate. The Company pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. Concurrently, the Company enters into an offsetting interest rate swap with a third-party financial institution. In the offsetting swap, the Company pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating and probability of default. At March 31, 2021, the Company had $6.4 million in cash pledged for collateral on its interest rate swaps with the third-party financial institution. At December 31, 2020, the Company had $11.4 million in cash pledged for collateral on its interest rate swaps with the third-party financial institution.

Summary information regarding these derivatives is presented below:

				March 31, 2021		December 31, 2020
	Maturity	Interest Rate Paid	Interest Rate Received	Notional Amount	Fair Value Asset (Liability)	Notional Amount	Fair Value Asset (Liability)
				(Dollars in thousands)
Customer interest rate swap	06/07/32	1 Mo. Libor + 200bp	Fixed (4.40%)	$60,348	$4,336	$60,782	$8,886
Third-party interest rate swap	06/07/32	Fixed (4.40%)	1 Mo. Libor + 200bp	60,348	(4,336)	60,782	(8,886)

Customer interest rate swap	10/17/33	1 Mo. Libor + 175bp	Fixed (4.1052%)	$9,738	$957	$9,831	$1,401
Third-party interest rate swap	10/17/33	Fixed (4.1052%)	1 Mo. Libor + 175bp	9,738	(957)	9,831	(1,401)

Customer interest rate swap	12/13/26	1 Mo. Libor + 205bp	Fixed (3.82%)	$2,346	$88	$2,390	$154
Third-party interest rate swap	12/13/26	Fixed (3.82%)	1 Mo. Libor + 205bp	2,346	(88)	2,390	(154)

Other Commitments

As of March 31, 2021, the Company has an outstanding commitment of $3.2 million with its core data processing provider through December 2021.

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

8. FAIR VALUES OF ASSETS AND LIABILITIES

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized as follows.

				Total Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
March 31, 2021
Assets:
Debt securities	$—	$10,518	$—	$10,518
Marketable equity securities	8,900	—	—	8,900
Loan level interest rate swaps	—	—	5,381	5,381
Total assets	$8,900	$10,518	$5,381	$24,799

Liabilities:
Loan level interest rate swaps	$—	$—	$5,381	$5,381
Total liabilities	$—	$—	$5,381	$5,381
				Total Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
December 31, 2020
Assets:
Debt securities	$—	$11,326	$—	$11,326
Marketable equity securities	12,189	—	—	12,189
Loan level interest rate swaps	—	—	10,441	10,441
Total assets	$12,189	$11,326	$10,441	$33,956
Liabilities:
Loan level interest rate swaps	$—	$—	$10,441	$10,441
Total liabilities	$—	$—	$10,441	$10,441

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or market accounting or write-downs of individual assets.

Certain impaired loans were adjusted to fair value, less cost to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for credit losses. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. Impaired loans measured at fair value at March 31, 2021 and December 31, 2020 were $1.9 million and $3.7 million, respectively. The related gains and losses were immaterial for the three months ended March 31, 2021 and 2020.

Summary of Fair Values of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2021
Financial assets:
Cash and due from banks	$1,034,107	$1,034,107	$—	$—	$1,034,107
Securities available for sale, at fair value	10,518	—	10,518	—	10,518
Marketable equity securities, at fair value	8,900	8,900	—	—	8,900
Federal Home Loan Bank stock	28,447	—	—	28,447	28,447
Loans and loans held for sale, net	5,231,417	—	—	5,276,764	5,276,764
Accrued interest receivable	22,498	—	—	22,498	22,498
Loan level interest rate swaps	5,381	—	—	5,381	5,381
Financial liabilities:
Deposits	5,097,369	—	—	5,015,299	5,015,299
Borrowings	560,625	—	580,616	—	580,616
Accrued interest payable	1,864	—	—	1,864	1,864
Loan level interest rate swaps	5,381	—	—	5,381	5,381

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2020
Financial assets:
Cash and due from banks	$914,586	$914,586	$—	$—	$914,586
Securities available for sale, at fair value	11,326	—	11,326	—	11,326
Marketable equity securities, at fair value	12,189	12,189	—	—	12,189
Federal Home Loan Bank stock	30,658	—	—	30,658	30,658
Loans and loans held for sale, net	5,452,029	—	—	5,480,258	5,480,258
Accrued interest receivable	23,173	—	—	23,173	23,173
Loan level interest rate swaps	10,441	—	—	10,441	10,441
Financial liabilities:
Deposits	5,081,167	—	—	5,172,060	5,172,060
Borrowings	708,245	—	732,302	—	732,302
Accrued interest payable	2,832	—	—	2,832	2,832
Loan level interest rate swaps	10,441	—	—	10,441	10,441

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with our business and financial information and the Consolidated Financial Statements and related notes that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC.

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

•	competition among depository and other financial institutions;
•	changes in consumer spending, borrowing and savings habits;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;
•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the SEC;
•	changes in the level and trends of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for credit losses;
•	the effects of any civil unrest;
•	the effects of the COVID-19 pandemic on our business, customers, employees and third-party service providers;
•	diversion of management time on pandemic related issues;
•	changes to statutes, regulations, or regulatory policies or practices resulting from the COVID-19 pandemic;
•	our ability to access cost-effective funding;
•	fluctuations in real estate values and both residential and commercial real estate market conditions;
•	demand for loans and deposits in our market area;
•	our ability to implement and changes in our business strategies;
•	adverse changes in the securities or secondary mortgage markets;
•	our ability to manage market risk, credit risk and operational risk in the current economic conditions;
•	failure or breaches of our IT security systems;
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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 1, 2021, under “Risk Factors,” which is available through the SEC’s website at www.sec.gov, as updated by subsequent filings with the SEC. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

A summary of significant accounting policies is described in Note 1 to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2020. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes the allowance for credit losses is the most critical accounting policy.

Impact of COVID-19

The COVID-19 pandemic has created a significant economic disruption resulting in an unprecedented slow-down in economic activity and a related increase in unemployment.  In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark federal funds rate to a target range of 0% to 0.25%. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees).  The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and passed legislation providing relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.  Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. The current impact of COVID-19 and the CARES Act is detailed throughout Management’s Discussion and Analysis, however, the extent to which the effects of the CARES Act and any further legislation of its kind will impact the Company’s financial results and operations during 2021 and beyond remains uncertain.

Comparison of Financial Condition at March 31, 2021 and December 31, 2020

Assets. Total assets decreased $115.9 million, or 1.8%, to $6.504 billion at March 31, 2021 from $6.620 billion at December 31, 2020. Net loans decreased $219.8 million, or 4.0%, to $5.224 billion at March 31, 2021 from $5.444 billion at December 31, 2020. Cash and due from banks increased $119.5 million, or 13.1%, to $1.034 billion at March 31, 2021 from $914.6 million at December 31, 2020.

Loan Portfolio Analysis. At March 31, 2021, net loans were $5.224 billion, or 80.3% of total assets. During the three months ended March 31, 2021, net loans decreased $219.8 million, or 4.0% from December 31, 2020. Loan originations totaled $271.9 million during the three months ended March 31, 2021. The net decrease in loans resulted primarily from decreases of $105.5 million in construction loans, $79.9 million in commercial real estate loans and $46.7 million in one- to four-family loans, partially offset by a net increase of $14.4 million in commercial and industrial loans. The net decrease in loans for the three months ended March 31, 2021 reflects commercial loan payoffs totaling $291.1 million. Refer to Note 5, Loans, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding the loans held in the Company’s loan portfolio.

The CARES Act includes the establishment of the Paycheck Protection Program (“PPP”), a program designed to aid small- and medium-sized business through federally guaranteed loans distributed through financial institutions. These loans are intended to guarantee payroll and other costs to help those businesses remain viable and allow their workers to pay their bills.  This program is being administered by the Small Business Administration (“SBA”) and backed by the Federal Reserve Bank. The Company originated 286 PPP loans totaling $52.4 million with associated fees of $2.2 million during the first quarter of 2021. As of March 31, 2021, the Company has $121.9 million of PPP loans in its commercial and industrial loan portfolio.

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

Delinquencies. Total past due loans decreased $578,000, or 17.4%, to $2.7 million at March 31, 2021 from $3.3 million at December 31, 2020. At March 31, 2021, non-accrual loans exceeded loans 90 days or greater past due primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected and certain loans remain on non-accrual status until they attain a sustained contractual payment history of six consecutive months. Delinquencies do not include loans that have had COVID-19 related payment deferral modifications, as appropriate under the CARES Act.

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including TDRs on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At March 31, 2021, we did not have any accruing loans past due 90 days or greater. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. As of March 31, 2021, there were no loans placed on non-accrual due to COVID-19 related repayment modifications, per provisions of the CARES Act.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the fair value, less estimated costs to sell, at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $247,000 at March 31, 2021.

The following table provides information with respect to our non-performing assets at the dates indicated.

	March 31,	December 31,
	2021	2020
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One- to four-family	$2,466	$2,617
Home equity lines of credit	20	20
Total real estate loans	2,486	2,637
Commercial and industrial	635	527
Total non-accrual loans (1)	3,121	3,164
Total non-performing assets	$3,121	$3,164
Non-accrual loans to total loans	0.06%	0.06%
Non-accrual loans to total assets	0.05%	0.05%
Non-performing assets to total assets	0.05%	0.05%

(1)	TDRs on accrual status not included above totaled $1.6 million and $1.7 million at March 31, 2021 and December 31, 2020, respectively.

Non-accrual loans decreased $43,000 or 1.4%, to $3.1 million, or 0.06% of total loans outstanding at March 31, 2021, from $3.2 million, or 0.06% of total loans outstanding at December 31, 2020.

Achieving and maintaining a moderate risk profile by aggressively managing troubled assets has been and will continue to be a primary focus. At March 31, 2021, our allowance for credit losses was $63.4 million, or 1.20% of total loans, compared to $68.8 million, or 1.25% of total loans at December 31, 2020. The decreases in the allowance and coverage ratio reflect decreases in the loan portfolio and changes in economic uncertainties and market volatility caused by COVID-19 to the factors used to determine the Company’s provision. Included in our allowance at March 31, 2021 was a general component of $63.3 million, which is based upon our evaluation of various factors relating to loans not deemed to be impaired. Due to government guarantee, we have not currently provided for credit losses for PPP loans. We continue to believe our level of non-performing loans and assets, which declined significantly during the past three years, is manageable and we believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

At March 31, 2021 and December 31, 2020, the Company did not hold any foreclosed real estate. We continue to be actively engaged with our borrowers in resolving remaining problem assets.

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

Total TDRs decreased $154,000, or 7.2%, to $2.0 million at March 31, 2021 from $2.2 million at December 31, 2020, reflecting principal paydowns. Modifications of TDRs consist of rate reductions, loan term extensions or provisions for interest-only payments for specified periods up to 12 months. We have generally been successful with the concessions we have offered to borrowers to date. We generally return TDRs to accrual status when they have sustained payments for six consecutive months based on the restructured terms and future payments are reasonably assured.

In response to COVID-19, the Company has provided temporary relief in the form of short-term loan modifications, generally with deferred payments and associated accrued interest due and payable based on the specific terms of the modification. As of March 31, 2021, the Company had $402.7 million in loans making interest-only payments under COVID-19 related loan modifications, representing 7.6% of the total loan portfolio.

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

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. These other potential problem loans are generally loans classified as “substandard” or 8-rated loans in accordance with our ten-grade internal loan rating system that is consistent with guidelines established by banking regulators. At March 31, 2021 other potential problem loans totaled $18.7 million and consist of two commercial and industrial loans to non-profit educational organizations in eastern Massachusetts with loan balances of $15.1 million and $3.6 million that were identified during our loan review process as having possible financial issues that, if not corrected, could result in some loss to the Company. It was determined that these loan relationships are performing in accordance with the terms of the loans with the current expectation that we will be repaid in full in accordance with those terms, but with continual credit monitoring of the relationships.

Allowance for Credit Losses. The allowance for credit losses is maintained at levels considered adequate by management to provide for probable credit losses inherent in the loan portfolio as of the consolidated balance sheet reporting dates. The allowance for credit losses is based on management’s assessment of various factors affecting the loan portfolio, including portfolio composition, delinquent and non-accrual loans, national and local business conditions and loss experience and an overall evaluation of the quality of the underlying collateral.

Changes in the allowance for credit losses on loans during the periods indicated were as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Beginning balance	$68,824	$50,322
Provision (reversal) for credit losses on loans	(5,236)	725
Charge-offs:
One- to four-family	68	—
Commercial and industrial	89	50
Consumer	34	64
Total charge-offs	191	114
Recoveries:
Commercial and industrial	15	1
Home equity lines of credit	—	1
Consumer	24	11
Total recoveries	39	13
Net charge-offs	152	101
Ending balance	$63,436	$50,946
Allowance to non-accrual loans	2,032.55%	1,597.55%
Allowance to total loans outstanding	1.20%	0.89%
Net charge-offs to average loans outstanding	0.01%	0.01%

Our loan loss provision was a reversal of $5.2 million for the three months ended March 31, 2021 compared to a provision of $725,000 for the three months ended March 31, 2020. The decrease in the allowance for credit losses at March 31, 2021 compared to December 31, 2020 was primarily due to decreases in the loan portfolio and economic factors and industry conditions impacted by COVID-19.   We continue to assess the adequacy of our allowance for credit losses in accordance with established policies and are closely monitoring the evolving pandemic to ensure proper evaluation of its impact on our loan portfolio.

The following table sets forth the breakdown of the allowance for credit losses by loan category at the dates indicated:

	March 31, 2021			December 31, 2020
			Percent of			Percent of
		Percent of	Loans in		Percent of	Loans in
		Allowance	Category		Allowance	Category
		to Total	of Total		to Total	of Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$1,617	2.5%	9.8	$2,076	3.0%	10.2%
Multi-family	1,722	2.7	16.6	2,251	3.3	16.0
Home equity lines of credit	166	0.3	1.2	206	0.3	1.2
Commercial real estate	29,433	46.5	45.7	30,145	43.8	45.3
Construction	21,586	34.0	11.8	25,197	36.6	13.2
Total real estate loans	54,524	86.0	85.1	59,875	87.0	85.9
Commercial and industrial	8,467	13.3	14.7	8,453	12.3	13.9
Consumer	445	0.7	0.2	496	0.7	0.2
Total loans	$63,436	100.0%	100.0%	$68,824	100.0%	100.0%

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

We had impaired loans totaling $2.5 million and $4.3 million as of March 31, 2021 and December 31, 2020, respectively. Our average investment in impaired loans was $2.7 million and $6.0 million for the three months ended March 31, 2021 and 2020, respectively.

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

Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral dependent as of March 31, 2021 and considered any probable loss in determining the allowance for credit losses.

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

Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance for credit losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for credit losses in conformity with generally accepted accounting principles in the United States of America, there can be no assurance that regulators, in reviewing our loan portfolio, will not require us to increase our allowance for credit losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for credit losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for credit losses may adversely affect our financial condition and results of operations.

Securities Portfolio. At March 31, 2021 our securities portfolio was $19.4 million, or 0.3% of total assets, compared to $23.5 million, or 0.4% of total assets, at December 31, 2020. During the three months ended March 31, 2021, the securities portfolio decreased $4.1 million, or 17.4% primarily due to $5.5 million in sales of marketable equity securities and $693,000 in maturities, calls, and principal payments, partially offset by purchases of $1.4 million in marketable equity securities and a net unrealized gain recognized on marketable equity securities of $813,000. At March 31, 2021, the securities portfolio consisted of $10.5 million, or 54.2%, in debt securities and $8.9 million, or 45.8%, in marketable equity securities. Refer to Note 4, Securities, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our securities portfolio.

Deposits. Deposits are a major source of our funds for lending and other investment purposes. Our deposit base is comprised of noninterest-bearing demand, interest-bearing demand, money market, regular savings and other deposits, and certificates of deposit, which include brokered certificates of deposit. Total deposits increased $16.2 million, or 0.3%, to $5.097 billion at March 31, 2021 from $5.081 billion at December 31, 2020. Refer to Note 6, Deposits, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our deposits.

The following table sets forth the average balances of deposits for the periods indicated.

	Three Months Ended March 31,
	2021			2020
			Percent			Percent
	Average	Average	of Total	Average	Average	of Total
	Balance	Rate	Deposits	Balance	Rate	Deposits
	(Dollars in thousands)
Noninterest-bearing demand deposits	$734,316	—%	14.7%	$535,182	—%	11.9%
Interest-bearing demand deposits	1,462,239	0.39	28.7	1,280,003	1.41	26.8
Money market deposits	877,613	0.36	16.7	691,897	1.19	14.5
Regular savings and other deposits	861,439	0.25	17.1	906,100	1.12	18.0
Certificates of deposit	1,223,333	1.00	22.8	1,475,016	2.10	28.8
Total	$5,158,940	0.45%	100.0%	$4,888,198	1.38%	$100.0%

Borrowings. We use borrowings from the FHLB to supplement our supply of funds for loans and investments. Beginning in the second quarter of 2020, we utilized borrowings from the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) program to fund the origination of PPP loans. At March 31, 2021 and December 31, 2020, FHLB advances totaled $560.6 million and $610.6 million, respectively, with a weighted average rate of 2.44% and 2.33%, respectively. There were no Federal Reserve PPPLF borrowings at March 31, 2021. Federal Reserve PPPLF borrowings totaled $97.6 million with a weighted average rate of 0.35% at December 31, 2020. Total borrowings decreased $147.6 million, or 20.8%, during the three months ended March 31, 2021, reflecting decreases of $50.0 million in FHLB advances and $97.6 million in PPPLF borrowings. Advances maturing with the FHLB during the three months ended March 31, 2021 totaled $50.0 million and consisted of advances with original terms ranging from one to five years and interest rates ranging from 0.66% to 1.78%. The Bank paid off PPPLF borrowings totaling $97.6 million with terms ranging from two to five years and a rate of 0.35% during the three months ended March 31, 2021. At March 31, 2021, we also had an available line of credit of $10.0 million with the FHLB at an interest rate that adjusts daily, none of which was outstanding at that date. Refer to Note 7, Borrowings, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our borrowings.

Information relating to borrowings is detailed in the following table.

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Balance outstanding at end of period	$560,625	$745,873
Average amount outstanding during the period	$666,856	$654,740
Weighted average interest rate during the period	2.18%	2.55%
Maximum outstanding at any month end	$699,703	$745,873
Weighted average interest rate at end of period	2.44%	2.29%

Stockholders’ Equity. Total stockholders’ equity increased $20.2 million, or 2.6%, to $789.1 million at March 31, 2021, from $768.9 million at December 31, 2020. The increase for the three months ended March 31, 2021 was primarily due to net income of $24.3 million, partially offset dividends of $0.10 per share totaling $5.0 million. Stockholders’ equity to assets was 12.13% at March 31, 2021, compared to 11.61% at December 31, 2020. Book value per share increased to $15.05 at March 31, 2021 from $14.67 at December 31, 2020. At March 31, 2021, the Company and the Bank continued to exceed all regulatory capital requirements. Refer to “- Capital Management” within this report for more information regarding capital requirements and actual capital amounts and ratios for the Bank and the Company.

Results of Operations for the three months ended March 31, 2021 and 2020

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

Net income information is as follows:

	Three Months Ended March 31,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands, except per share amounts)
Net interest income	$48,401	$45,098	$3,303	7.3%
Provision (reversal) for credit losses	(5,236)	725	(5,961)	(822.2)
Non-interest income (loss)	4,931	(831)	5,762	693.4
Non-interest expenses	25,543	26,320	(777)	(3.0)
Net income	24,320	12,977	11,343	87.4
Basic earnings per share	0.48	0.26	0.22	84.6
Diluted earnings per share	0.48	0.25	0.23	92.0
Return on average assets	1.46%	0.82%	0.64%	78.0
Return on average equity	12.45%	7.09%	5.36%	75.6

Net Interest Income.

Average Balance Sheets and Related Yields and Rates. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of the table, average balances have been calculated using daily average balances, and include non-accrual loans and purchase accounting related premium and discounts. The loan yields include the effect of amortization or accretion of deferred loan fees/costs and purchase accounting premiums/discounts to interest and fees on loans.

	Three Months Ended March 31,
	2021			2020
	Average Balance	Interest (1)	Yield Cost (1)(6)	Average Balance	Interest (1)	Yield Cost (1)(6)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$5,429,311	$57,954	4.33%	$5,741,852	$64,758	4.54%
Securities and certificates of deposits	20,839	208	4.05	29,290	211	2.90
Other interest-earning assets (3)	1,057,264	370	0.14	400,315	1,786	1.79
Total interest-earning assets	6,507,414	58,532	3.65	6,171,457	66,755	4.35
Noninterest-earning assets	155,169			157,398
Total assets	$6,662,583			$6,328,855
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,462,239	1,408	0.39	$1,280,003	4,497	1.41
Money market deposits	877,613	780	0.36	691,897	2,055	1.19
Regular savings and other deposits	861,439	536	0.25	906,100	2,531	1.12
Certificates of deposit	1,223,333	3,005	1.00	1,475,016	7,686	2.10
Total interest-bearing deposits	4,424,624	5,729	0.53	4,353,016	16,769	1.55
Borrowings	666,856	3,591	2.18	654,740	4,151	2.55
Total interest-bearing liabilities	5,091,480	9,320	0.74	5,007,756	20,920	1.68
Noninterest-bearing demand deposits	734,316			535,182
Other noninterest-bearing liabilities	55,337			53,688
Total liabilities	5,881,133			5,596,626
Total stockholders' equity	781,450			732,229
Total liabilities and stockholders' equity	$6,662,583			$6,328,855
Net interest-earning assets	$1,415,934			$1,163,701
Fully tax-equivalent net interest income		49,212			45,835
Less: tax-equivalent adjustments		(811)			(737)
Net interest income		$48,401			$45,098
Interest rate spread (1)(4)			2.91%			2.67%
Net interest margin (1)(5)			3.07%			2.99%
Average interest-earning assets to average interest-bearing liabilities		127.81%			123.24%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$5,158,940	$5,729	0.45%	$4,888,198	$16,769	1.38%
Total deposits and borrowings, including noninterest-bearing demand deposits	$5,825,796	$9,320	0.65%	$5,542,938	$20,920	1.52%
----------------------

(1)

Income on debt securities, equity securities and revenue bonds included in commercial real estate loans, as well as resulting yields, interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the three months ended March 31, 2021 and 2020, yields on loans before tax-equivalent adjustments were 4.27% and 4.49%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 3.68% and 2.68%, respectively, and yields on total interest-earning assets before tax-equivalent adjustments were 3.60% and 4.30%, respectively. Interest rate spread before tax-equivalent adjustments for the three months ended March 31, 2021 and 2020 was 2.86% and 2.62%, respectively, while net interest margin before tax-equivalent adjustments for the three months ended March 31, 2021 and 2020 was 3.02% and 2.94%, respectively.

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

	Three Months Ended March 31,
	2021 Compared to 2020
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest income:
Loans	$(3,701)	$(3,103)	$(6,804)
Securities and certificates of deposit	(71)	68	(3)
Other interest-earning assets	1,182	(2,598)	(1,416)
Total	(2,590)	(5,633)	(8,223)
Interest expense:
Deposits	(279)	(10,761)	(11,040)
Borrowings	71	(631)	(560)
Total	(208)	(11,392)	(11,600)
Change in fully tax-equivalent net interest income	$(2,382)	$5,759	$3,377

The interest rate spread and net interest margin on a tax-equivalent basis were 2.91% and 3.07%, respectively, for the three months ended March 31, 2021 compared to 2.67% and 2.99%, respectively, for the three months ended March 31, 2020. The increase in net interest income for the three months ended March 31, 2021 was primarily due to the substantial reduction in the cost of funds.

The yield on interest-earning assets on a tax-equivalent basis decreased 70 basis points to 3.65% for the three months ended March 31, 2021 compared to 4.35% for the three months ended March 31, 2020, while the cost of funds decreased 87 basis points to 0.65% from 1.52% for the three months ended March 31, 2021 and 2020, respectively. The decrease in interest income was primarily due to a decrease of $312.5 million, or 5.4%, in the Company’s average net loans to $5.429 billion and a decrease in yield on loans of 21 basis points to 4.33% on a tax-equivalent basis, from 4.54%, and a 165 basis point decrease in yield on other earning assets to 0.14%, from 1.79%, for the three months ended March 31, 2020. The decrease in interest expense on deposits was primarily due to the decrease in the average total cost of deposits of 93 basis points to 0.45% for the three months ended March 31, 2021 compared to 1.38% for the same period in 2020. The decrease in interest expense on borrowings was primarily due to a 37 basis point decrease in the cost of average borrowings to 2.18% from 2.55% for the three months ended March 31, 2021.

Provision for Credit Losses. The provision for credit losses for the three months ended March 31, 2021 was a reversal of $5.2 million compared to a provision of $725,000 for the three months ended March 31, 2020. For further discussion of the changes in the provision and allowance for credit losses, refer to “Comparison of Financial Condition at March 31, 2021 and December 31, 2020 - Allowance for Credit losses.”

Non-Interest Income. Non-interest income information is as follows:

	Three Months Ended March 31,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Customer service fees	$2,199	$2,097	$102	4.9%
Loan fees	95	674	(579)	(85.9)
Mortgage banking gains, net	582	411	171	41.6
Gain (loss) gain on marketable equity securities, net	1,785	(4,344)	6,129	141.1
Income from bank-owned life insurance	261	297	(36)	(12.1)
Other income	9	34	(25)	(73.5)
Total non-interest income (loss)	$4,931	$(831)	$5,762	(693.4)%

The increase in non-interest income for the three months ended March 31, 2021 was due primarily to a $4.8 million in valuation increase on marketable equity securities, net, and $1.3 million in gains realized on marketable equity securities, net, sold during the period, partially offset by decreases of $579,000 in loan fees. Refer to Note 4, Securities, in the Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our securities portfolio.

Non-Interest Expense. Non-interest expense information is as follows:

	Three Months Ended March 31,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$15,516	$15,914	$(398)	(2.5)%
Occupancy and equipment	4,231	3,924	307	7.8
Data processing	2,241	2,137	104	4.9
Marketing and advertising	896	1,230	(334)	(27.2)
Professional services	730	997	(267)	(26.8)
Deposit insurance	513	669	(156)	(23.3)
Other general and administrative	1,416	1,449	(33)	(2.3)
Total non-interest expenses	$25,543	$26,320	$(777)	(3.0)%

The Company initiated efforts to limit overhead expenses at the onset of the COVID-19 pandemic which led to decreases in salaries and employee benefits, marketing and advertising expenses and other general and administrative. The increases in occupancy and equipment expenses and data processing include costs associated with the expansion of our branch network, including three new branches opened in the third quarter of 2020.

Income Tax Provision. The Company recorded a provision for income taxes of $8.7 million for the three months ended March 31, 2021, reflecting an effective tax rate of 26.4%, compared to $4.2 million, or a 24.6% effective tax rate, for the three months ended March 31, 2020.

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

Our most liquid assets are cash and due from banks. The level of this asset depends on our operating, financing, lending and investing activities during any given period. At March 31, 2021, cash and due from banks totaled $1.034 billion. In addition, at March 31, 2021, we had $665.8 million of available borrowing capacity with the FHLB, including a $10.0 million line of credit. On March 31, 2021, we had $560.6 million of FHLB advances outstanding. We periodically pledge additional multi-family and commercial real estate loans held in the Bank’s portfolio as qualified collateral to increase our borrowing capacity with the FHLB.

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

A significant use of our liquidity is the funding of loan originations. At March 31, 2021 and December 31, 2020, we had total loan commitments outstanding of $1.103 billion and $1.075 billion, respectively. Historically, many of the commitments expire without being fully drawn; therefore, the total amount of commitments does not necessarily represent future cash requirements. Refer to Note 8, Commitments and Contingencies and Derivatives, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our outstanding commitments.

Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of March 31, 2021 totaled $893.9 million, or 77.0% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained with us. We have the ability to attract and retain deposits by adjusting the interest rates offered and accepting brokered certificates of deposit when it is deemed cost effective.

Meridian Bancorp, Inc. is a separate legal entity from East Boston Savings Bank, and it must provide for its own liquidity to pay dividends and repurchase its common stock and for other corporate purposes. Meridian Bancorp, Inc.’s primary source of liquidity is the remaining proceeds from the 2014 second-step offering, which may be augmented by dividend payments received from East Boston Savings Bank. The ability of East Boston Savings Bank to pay dividends is subject to regulatory requirements. At March 31, 2021, Meridian Bancorp, Inc. (on an unconsolidated basis) had cash and cash equivalents and equity securities totaling $8.5 million.

Capital Management. Both the Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2021, both the Company and the Bank exceeded all of their respective regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

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

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (“CBLR”) (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies have set 9% as the minimum capital for the Community CBLR, effective March 31, 2020. On April 6, 2020, the federal banking agencies issued two interim final rules related to Section 4012 of the CARES Act, which requires the agencies to lower the CBLR requirement to 8%. The second rule provides a transition from the temporary 8% requirement back to 9%. The CBLR requirement transitioned from greater than 8% from the second quarter through the fourth quarter of 2020, to greater than 8.5% during calendar year 2021, and will transition to a requirement of greater than 9% in 2022. The Company and the Bank elected to be subject to the CBLR at March 31, 2020.

The Company may use capital management tools such as cash dividends and common share repurchases. We are subject to the Federal Reserve Board’s notice provisions for stock repurchases. The Company did not repurchase any of its common stock during the three months ended March 31, 2021. As of March 31, 2021, the Company had repurchased 4,698,165 shares of its stock at an average price of $15.66 per share since August of 2015. During the three months ended March 31, 2021 the Company’s Board of Directors declared one quarterly cash dividend of $0.10 per common share on February 24, 2021. The dividend declared on February 24, 2021 was paid on April 1, 2021 to stockholders of record at the close of business on March 18, 2021.

The Company’s and the Bank’s actual capital amounts and ratios follow:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2021
Community Bank Leverage Ratio:
Company	$767,289	11.6%	N/A	N/A	$564,418	8.5%
Bank	744,668	11.2	N/A	N/A	564,479	8.5

December 31, 2020
Community Bank Leverage Ratio:
Company	$746,914	11.6%	N/A	N/A	$515,439	8.0%
Bank	719,372	11.2	N/A	N/A	515,509	8.0

A reconciliation of the Company’s and Bank’s stockholders’ equity to regulatory capital follows:

	March 31,		December 31,
	2021		2020
	Consolidated	Bank	Consolidated	Bank
	(In thousands)
Total stockholders' equity per financial statements	$789,084	$766,463	$768,885	$741,343
Adjustments to Tier 1 and Common Equity Tier 1 capital:
Accumulated other comprehensive loss (income)	131	131	58	58
Goodwill disallowed	(20,378)	(20,378)	(20,378)	(20,378)
Core deposit intangible	(1,548)	(1,548)	(1,651)	(1,651)
Total Tier 1 and Common Equity Tier 1 capital	767,289	744,668	746,914	719,372
Adjustments to total capital:
Allowance for credit losses	63,436	63,436	68,824	68,824
Total regulatory capital	$830,725	$808,104	$815,738	$788,196

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

For the three months ended March 31, 2021, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Increase (Decrease)	March 31, 2021			December 31, 2020
in Market Interest Rates	Amount	Change	Percent	Amount	Change	Percent
	(Dollars in thousands)
300	$194,803	$(1,137)	(0.58)%	$193,093	$(5,621)	(2.83)%
Flat	195,940			198,714
-100	181,841	(14,099)	(7.20)	189,900	(8,814)	(4.44)

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

ITEM 1A.   RISK FACTORS

For information regarding our risk factors, see “Risk Factors,” in the Company’s 2020 Annual Report on Form 10-K, filed with the SEC on March 1, 2021, which is available through the SEC’s website at www.sec.gov. The risks described in the Annual Report and the March 31, 2021 Form 10-Q are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a.)	Not applicable
(b.)	Not applicable
(c.)

The Company did not repurchase any of its shares during the quarter ended March 31, 2021. In February 2021, the Company announced that it had adopted a new stock repurchase program for up to 1,000,000 shares, or approximately 1.9% of its common stock. The Company has repurchased 4,698,165 shares of its common stock at an average price of $15.66 per share since August 2015.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS

2.1

Agreement and Plan of Merger by and among Independent Bank Corp., Bradford Merger Sub Inc., Rockland Trust Company, Meridian Bancorp, Inc. and East Boston Savings Bank, dated April 22, 2021 (incorporated by reference to Exhibit 2.1 of Independent Bank Corp.'s Current Report Form 8-K (File No. 001-09047), filed with the SEC on April 26, 2021).*

3.1

Articles of Incorporation of Meridian Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Meridian Bancorp, Inc. (File No. 333-194454), originally filed with the Securities and Exchange Commission on March 10, 2014)

3.2

Bylaws of Meridian Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Meridian Bancorp, Inc. (File No. 333-194454), originally filed with the Securities and Exchange Commission on March 10, 2014)

4.1

Form of Common Stock Certificate of Meridian Bancorp, Inc. (Incorporated by reference to the Registration Statement on Form S-1 of Meridian Bancorp, Inc. (File No. 333-194454), originally filed with the Securities and Exchange Commission on March 10, 2014)

4.2	Description of Registrant’s Securities (Incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2020)

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

10.6	Amended and Restated Supplemental Executive Retirement Agreement with Richard J. Gavegnano filed as an exhibit to Form 10-Q filed on November 10, 2014

10.7

2008 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for its 2008 Annual Meeting, as filed with the Securities and Exchange Commission on July 11, 2008)

10.8

Termination Amendment for the Amended and Restated Employment Agreement between Edward J. Merritt and East Boston Savings Bank dated December 10, 2015 filed as an exhibit to Form 8-K filed on December 10, 2015

10.9	Amended and Restated Supplemental Executive Retirement Agreement between East Boston Savings Bank and Edward J. Merritt dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.10

Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2010)

10.11

First Amendment to Joint Beneficiary Designation Agreement between Edward J. Merritt and Mt. Washington Co-operative Bank (Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2010)

10.12	Incentive Compensation Plan filed as an exhibit to Form 10-K filed on March 17, 2014

10.13	Amended and Restated Two-Year Change in Control Agreement between John Migliozzi and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.14	East Boston Non-Qualified Supplemental Employee Stock Ownership Plan dated October 1, 2014 filed as an exhibit to Form 10-Q filed on November 10, 2014

10.15	Amended and Restated Two-Year Change in Control Agreement between Frank Romano and East Boston Savings Bank dated July 28, 2014 filed as an exhibit to Form 10-K filed on March 13, 2015

10.16	Form of Restricted Stock Award Agreement under the Meridian Bancorp, Inc. 2015 Equity Incentive Plan filed as an exhibit to Form 8-K filed on November 5, 2015

10.17	Two-Year Change in Control Agreement between Edward J. Merritt and East Boston Savings Bank dated December 10, 2015 filed as an exhibit to Form 8-K filed on December 10, 2015

10.18

Freeze Amendment to the Amended and Restated Supplemental Executive Retirement Agreement between East Boston Savings Bank and Edward J. Merritt dated December 10, 2015 filed as an exhibit to Form 8-K filed on December 10, 2015

10.19	Amendment Number One to Meridian Bancorp, Inc. 2008 Equity Incentive Plan dated August 15, 2018 filed as an exhibit to Form 10-Q filed on November 9, 2018

10.20	Two Year Change in Control Agreement between Kenneth R. Fisher and East Boston Savings Bank dated February 3, 2021 filed as an exhibit to Form 8-K on February 5, 2021

21	Subsidiaries of Registrant filed as an exhibit to Form 10-Q filed on November 10, 2014

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

______________

*	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN BANCORP, INC. (Registrant)

Date: May 10, 2021	By:	/s/ Richard J. Gavegnano
Richard J. Gavegnano Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2021	By:	/s/ Kenneth R. Fisher
Kenneth R. Fisher
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)