Form 10-Q
period 2021-06-30
Meridian Bancorp, Inc.
filed 2021-08-09
CIK 1600125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2021

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

As of July 30, 2021, there were 52,612,938 outstanding shares of the Registrant’s common stock.

MERIDIAN BANCORP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2021	2020
	(Dollars in thousands)
ASSETS
Cash and due from banks	$1,101,359	$914,586
Securities available for sale, at fair value	9,810	11,326
Marketable equity securities, at fair value	9,112	12,189
Federal Home Loan Bank stock, at cost	26,184	30,658
Loans held for sale	5,711	8,224
Loans, net of deferred fees and costs	5,000,875	5,512,629
Less: allowance for credit losses on loans	(64,300)	(68,824)
Loans, net	4,936,575	5,443,805
Bank-owned life insurance	42,402	41,877
Premises and equipment, net	64,649	66,850
Accrued interest receivable	19,932	23,173
Deferred tax asset, net	21,437	21,355
Goodwill	20,378	20,378
Core deposit intangible	1,445	1,651
Other assets	28,147	23,776
Total assets	$6,287,141	$6,619,848

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non interest-bearing	$801,612	$711,573
Interest-bearing	4,062,115	4,369,594
Total deposits	4,863,727	5,081,167
Long-term debt	560,625	708,245
Accrued expenses and other liabilities	61,575	61,551
Total liabilities	5,485,927	5,850,963
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 52,608,747 and 52,415,061 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	526	524
Additional paid-in capital	365,607	363,995
Retained earnings	451,100	420,297
Accumulated other comprehensive loss	(146)	(58)
Unearned compensation - ESOP, 2,191,745 shares at June 30, 2021 and December 31, 2020, respectively	(15,873)	(15,873)
Total stockholders' equity	801,214	768,885
Total liabilities and stockholders' equity	$6,287,141	$6,619,848

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$54,918	$61,445	$112,080	$125,482
Interest on debt securities	61	87	126	187
Dividends on marketable equity securities	90	145	214	239
Interest on certificates of deposit	—	—	—	1
Other interest and dividend income	361	473	731	2,259
Total interest and dividend income	55,430	62,150	113,151	128,168
Interest expense:
Interest on deposits	4,209	10,591	9,938	27,360
Interest on short-term borrowings	—	52	—	60
Interest on borrowings	3,453	4,136	7,044	8,279
Total interest expense	7,662	14,779	16,982	35,699
Net interest income	47,768	47,371	96,169	92,469
Provision (reversal) for credit losses	749	9,641	(4,487)	10,366
Net interest income, after provision (reversal) for credit losses	47,019	37,730	100,656	82,103
Non-interest income:
Customer service fees	2,485	1,948	4,684	4,045
Loan fees (costs)	39	(35)	134	639
Mortgage banking gains, net	45	118	627	529
Gain on sale of asset	—	4,195	—	4,195
Gain (loss) on marketable equity securities, net	200	2,025	1,985	(2,319)
Income from bank-owned life insurance	264	273	525	570
Other income	17	134	26	168
Total non-interest income	3,050	8,658	7,981	7,827
Non-interest expenses:
Salaries and employee benefits	13,939	13,858	29,455	29,772
Occupancy and equipment	3,900	3,739	8,131	7,663
Data processing	2,273	2,133	4,514	4,270
Marketing and advertising	1,032	1,030	1,928	2,260
Professional services	691	695	1,421	1,692
Deposit insurance	345	606	858	1,275
Merger and acquisition	1,115	—	1,115	—
Other general and administrative	4,738	1,240	6,154	2,689
Total non-interest expenses	28,033	23,301	53,576	49,621
Income before income taxes	22,036	23,087	55,061	40,309
Provision for income taxes	5,490	5,808	14,195	10,053
Net income	$16,546	$17,279	$40,866	$30,256
Earnings per share:
Basic	$0.33	$0.34	$0.81	$0.60
Diluted	$0.32	$0.34	$0.81	$0.60
Weighted average shares outstanding:
Basic	50,375,468	50,131,249	50,307,961	50,383,116
Diluted	50,943,160	50,211,234	50,754,731	50,565,747

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net income	$16,546	$17,279	$40,866	$30,256
Other comprehensive income:
Securities available for sale:
Net unrealized (loss) gain	(20)	113	(122)	343
Tax effect	5	(32)	34	(96)
Total other comprehensive (loss) income	(15)	81	(88)	247
Comprehensive income	$16,531	$17,360	$40,778	$30,503

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation - ESOP	Total
	(Dollars in thousands)
Six Months Ended June 30, 2021
Balance at December 31, 2020	52,415,061	$524	$363,995	$420,297	$(58)	$(15,873)	$768,885
Comprehensive income	—	—	—	24,320	(73)	—	24,247
Dividends declared ($0.10 per share)	—	—	—	(5,024)	—	—	(5,024)
ESOP shares committed to be allocated (30,441 shares)	—	—	292	—	—	220	512
Share-based compensation expense - restricted stock, net of awards forfeited	(2,800)	—	235	—	—	—	235
Share-based compensation expense - stock options, net of awards forfeited	—	—	137	—	—	—	137
Stock options exercised	18,293	—	92	—	—	—	92
Balance at March 31, 2021	52,430,554	$524	$364,751	$439,593	$(131)	$(15,653)	$789,084
Comprehensive income	—	—	—	16,546	(15)	—	16,531
Dividends declared ($0.10 per share)	—	—	—	(5,039)	—	—	(5,039)
ESOP shares committed to be allocated reversal (30,441 shares)	—	—	(292)	—	—	(220)	(512)
Share-based compensation expense - restricted stock, net of awards forfeited	84,885	1	296	—	—	—	297
Share-based compensation expense - stock options, net of awards forfeited	—	—	140	—	—	—	140
Stock options exercised	93,308	1	712	—	—	—	713
Balance at June 30, 2021	52,608,747	$526	$365,607	$451,100	$(146)	$(15,873)	$801,214

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation - ESOP	Total

Six Months Ended June 30, 2020
Balance at December 31, 2019	53,377,506	$534	$377,213	$365,742	$(147)	$(16,755)	$726,587
Comprehensive income	—	—	—	12,977	166	—	13,143
Dividends declared ($0.08 per share)	—	—	—	(4,007)	—	—	(4,007)
Repurchased stock related to buyback program	(1,000,000)	(10)	(17,670)	—	—	—	(17,680)
ESOP shares committed to be allocated (30,441 shares)	—	—	287	—	—	220	507
Share-based compensation expense - restricted stock, net of awards forfeited	(5,245)	—	640	—	—	—	640
Share-based compensation expense - stock options, net of awards forfeited	—	—	380	—	—	—	380
Shares surrendered related to tax withholdings on stock options exercised	(709)	—	—	—	—	—	—
Stock options exercised	30,843	—	51	—	—	—	51
Balance at March 31, 2020	52,402,395	524	360,901	374,712	19	(16,535)	719,621
Comprehensive income	—	—	—	17,279	81	—	17,360
Dividends declared ($0.07 per share)	—	—	—	(4,008)	—	—	(4,008)
ESOP shares committed to be allocated (30,441 shares)	—	—	117	—	—	221	338
Share-based compensation expense - restricted stock, net of awards forfeited	4,320	—	597	—	—	—	597
Share-based compensation expense - stock options, net of awards forfeited	—	—	362	—	—	—	362
Stock options exercised	464	—	3	—	—	—	3
Balance at June 30, 2020	52,407,179	524	361,980	387,983	100	(16,314)	734,273

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$40,866	$30,256
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of acquisition fair value adjustments	66	34
Amortization of core deposit intangible	206	236
ESOP shares expense	—	845
Provision (reversal) for credit losses	(4,487)	10,366
Accretion of net deferred loan origination fees	(2,822)	(1,700)
Net amortization of securities available for sale	29	29
Depreciation and amortization expense	1,814	1,692
(Gain) loss on marketable equity securities, net	(1,985)	2,319
Gain on sale of asset	—	(4,195)
Deferred income tax benefit	(48)	(243)
Income from bank-owned life insurance	(525)	(570)
Share-based compensation expense	809	1,979
Net changes in:
Loans held for sale	2,513	(1,227)
Accrued interest receivable	3,241	(2,819)
Other assets	(4,371)	(6,676)
Accrued expenses and other liabilities	(453)	(136)
Net cash provided by operating activities	34,853	30,190
Cash flows from investing activities:
Maturities of certificates of deposit	—	247
Activity in securities, at fair value:
Proceeds from maturities, calls and principal payments	1,366	2,369
Proceeds from sales	6,484	541
Purchases	(1,423)	(4,019)
Loan principal payments, net	514,464	34,521
Proceeds from bank-owned life insurance distribution	—	391
Proceeds from sale of asset	—	5,836
Purchases of premises and equipment	(167)	(4,322)
Purchase of Federal Home Loan Bank stock	—	(4,335)
Redemption of Federal Home Loan Bank stock	4,474	—
Net cash provided by investing activities	525,198	31,229
Cash flows from financing activities:
Net change in deposits	(217,431)	(101,127)
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	—	135,000
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(50,000)	(90,620)
Proceeds from Federal Reserve PPPLF borrowings with maturities of three months or more	—	123,476
Repayment of Federal Reserve PPPLF borrowings with maturities of three months or more	(97,620)	—
Cash dividends paid on common stock	(9,032)	(8,277)
Stock options exercised, net of cash paid in connection with income taxes	805	54
Repurchase of common stock	—	(17,680)
Net cash (used in) provided by financing activities	(373,278)	40,826
Net change in cash and cash equivalents	186,773	102,245
Cash and cash equivalents at beginning of period	914,586	406,382
Cash and cash equivalents at end of period	$1,101,359	$508,627
Supplemental cash flow information:
Interest paid on deposits	$10,622	$30,061
Interest paid on borrowings	7,330	8,431
Income taxes paid, net of refunds	19,893	6,420

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 which was filed with the Securities and Exchange Commission (“SEC”) on March 1, 2021, and is available through the SEC’s website at www.sec.gov.

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

Basic and diluted earnings per share have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands, except share information)
Net income available to common stockholders	$16,546	$17,279	$40,866	$30,256
Basic weighted average shares outstanding	50,375,468	50,131,249	50,307,961	50,383,116
Effect of dilutive stock options	567,692	79,985	446,770	182,631
Diluted weighted average shares outstanding	50,943,160	50,211,234	50,754,731	50,565,747
Earnings per share:
Basic	$0.33	$0.34	$0.81	$0.60
Diluted	$0.32	$0.34	$0.81	$0.60

For the three months ended June 30, 2021 and 2020, options for the exercise of 1,037 shares and 168,335 shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. For the six months ended June 30, 2021 and 2020, options for the exercise of 27,209 and 130,490 shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. An anti-dilutive option exists when the average stock price for the period is less than the exercise price of the option.

3. SECURITIES

Securities Available for Sale

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
June 30, 2021
Debt securities:
Government-sponsored enterprises	$309	$17	$—	$326
Municipal bonds	2,070	125	—	2,195
Residential mortgage-backed securities:
Government-sponsored enterprises	6,362	270	(9)	6,623
Private label	559	107	—	666
Total securities available for sale	$9,300	$519	$(9)	$9,810
December 31, 2020
Debt securities:
Government-sponsored enterprises	$346	$21	$—	$367
Municipal bonds	2,075	146	—	2,221
Residential mortgage-backed securities:
Government-sponsored enterprises	7,706	359	(10)	8,055
Private label	567	116	—	683
Total securities available for sale	$10,694	$642	$(10)	$11,326

At June 30, 2021 debt securities with a fair value of $1.5 million and $270,000 were pledged as collateral for Federal Home Loan Bank of Boston (“FHLB”) borrowings and for the Federal Reserve Bank discount window borrowings, respectively.

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2021 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

	After One Year
	Through Five Years		After Five Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Government-sponsored enterprises	$—	$—	$309	$326	$309	$326
Municipal bonds	519	556	1,551	1,639	2,070	2,195
Residential mortgage-backed securities:
Government-sponsored enterprises	345	354	6,017	6,269	6,362	6,623
Private label	—	—	559	666	559	666
Total	$864	$910	$8,436	$8,900	$9,300	$9,810

Information pertaining to securities available for sale as of June 30, 2021 and December 31, 2020, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
June 30, 2021
Debt securities:
Residential mortgage-backed securities:
Government-sponsored enterprises	$—	$—	$9	$594
Total temporarily impaired securities	$—	$—	$9	$594

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
December 31, 2020
Debt securities:
Residential mortgage-backed securities:
Government-sponsored enterprises	$7	$511	$3	$142
Total temporarily impaired securities	$7	$511	$3	$142

The Company determined no debt securities were other-than-temporarily impaired for the six months ended June 30, 2021 and 2020. Management evaluates debt securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.

Marketable Equity Securities

Marketable equity securities consist of common stocks and money market mutual funds. The Company held marketable equity securities with an aggregate fair value of $9.1 million and $12.2 million at June 30, 2021 and December 31, 2020, respectively.

The following is a summary of unrealized and realized gains and losses recognized in net income on marketable equity securities during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In thousands)
Net realized gain (loss) on marketable equity securities sold during the period	$—	$—	$972	$(337)
Net unrealized gain (loss) recognized during the reporting period on marketable equity securities still held at the reporting date	200	2,025	1,013	(1,982)
Net gain (loss) recognized during the period on marketable equity securities	$200	$2,025	$1,985	$(2,319)

4. LOANS

A summary of loans follows:

	June 30,	December 31,
	2021	2020
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$489,310	$564,146
Home equity lines of credit	56,032	68,721
Multi-family	809,317	880,552
Commercial real estate	2,295,030	2,499,660
Construction	645,622	731,432
Total real estate loans	4,295,311	4,744,511
Commercial and industrial	703,745	765,195
Consumer	9,749	10,707
Total loans	5,008,805	5,520,413
Allowance for credit losses	(64,300)	(68,824)
Net deferred loan origination fees	(7,930)	(7,784)
Loans, net	$4,936,575	$5,443,805

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At June 30, 2021 and December 31, 2020, the Company was servicing loans for participants aggregating $188.1 million and $176.4 million, respectively.

At June 30, 2021, multi-family and commercial real estate loans with carrying values totaling $220.2 million and $1.188 billion, respectively, were pledged as collateral for FHLB borrowings.

         An analysis of the allowance for credit losses and related information follows:

	Three Months Ended June 30, 2021
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at March 31, 2021	$1,617	$1,722	$166	$29,433	$21,586	$8,467	$445	$63,436
Provision (reversal) for credit losses	(239)	(205)	(30)	871	607	(257)	2	749
Charge-offs	—	—	—	—	—	(50)	(23)	(73)
Recoveries	73	—	2	—	100	1	12	188
Balance at June 30, 2021	$1,451	$1,517	$138	$30,304	$22,293	$8,161	$436	$64,300

	Three Months Ended June 30, 2020
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at March 31, 2020	$794	$7,680	$94	$26,728	$9,457	$6,114	$79	$50,946
Provision (reversal) for credit losses	723	797	84	4,941	1,834	1,296	(34)	9,641
Charge-offs	—	—	—	—	—	(83)	(16)	(99)
Recoveries	13	—	—	—	—	5	41	59
Balance at June 30, 2020	$1,530	$8,477	$178	$31,669	$11,291	$7,332	$70	$60,547

	Six Months Ended June 30, 2021
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at December 31, 2020	$2,076	$2,251	$206	$30,145	$25,197	$8,453	$496	$68,824
Provision (reversal) for loan losses	(630)	(734)	(70)	159	(3,004)	(169)	(39)	(4,487)
Charge-offs	(68)	—	—	—	—	(139)	(57)	(264)
Recoveries	73	—	2	—	100	16	36	227
Balance at June 30, 2021	$1,451	$1,517	$138	$30,304	$22,293	$8,161	$436	$64,300

	Six Months Ended June 30, 2020
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at December 31, 2019	$691	$7,825	$69	$26,943	$8,913	$5,765	$116	$50,322
Provision (reversal) for loan losses	826	652	108	4,726	2,378	1,694	(18)	10,366
Charge-offs	—	—	—	—	—	(133)	(80)	(213)
Recoveries	13	—	1	—	—	6	52	72
Balance at June 30, 2020	$1,530	$8,477	$178	$31,669	$11,291	$7,332	$70	$60,547

	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
June 30, 2021
Amount of allowance for credit losses for loans deemed to be impaired	$—	$—	$—	$2,326	$—	$166	$—	$2,492
Amount of allowance for credit losses for loans not deemed to be impaired	1,451	1,517	138	27,978	22,293	7,995	436	61,808
	$1,451	$1,517	$138	$30,304	$22,293	$8,161	$436	$64,300
Loans deemed to be impaired	$109	$—	$—	$8,176	$—	$635	$—	$8,920
Loans not deemed to be impaired	489,201	809,317	56,032	2,286,854	645,622	703,110	9,749	4,999,885
	$489,310	$809,317	$56,032	$2,295,030	$645,622	$703,745	$9,749	$5,008,805

December 31, 2020
Amount of allowance for credit losses for loans deemed to be impaired	$—	$—	$—	$—	$—	$—	$—	$—
Amount of allowance for credit losses for loans not deemed to be impaired	2,076	2,251	206	30,145	25,197	8,453	496	68,824
	$2,076	$2,251	$206	$30,145	$25,197	$8,453	$496	$68,824
Loans deemed to be impaired	$602	$—	$—	$1,648	$—	$2,075	$—	$4,325
Loans not deemed to be impaired	563,544	880,552	68,721	2,498,012	731,432	763,120	10,707	5,516,088
	$564,146	$880,552	$68,721	$2,499,660	$731,432	$765,195	$10,707	$5,520,413

The following table provides information about the Company’s past due and non-accrual loans:

	30-59	60-89	90 Days
	Days	Days	or Greater	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(In thousands)
June 30, 2021
Real estate loans:
Residential real estate:
One- to four-family	$392	$200	$595	$1,187	$1,633
Home equity lines of credit	—	—	20	20	20
Multi-family	3,943	—	—	3,943	—
Commercial real estate	8,176	—	—	8,176	8,176
Total real estate loans	12,511	200	615	13,326	9,829
Commercial and industrial	—	146	489	635	635
Consumer	667	176	—	843	—
Total	$13,178	$522	$1,104	$14,804	$10,464

December 31, 2020
Real estate loans:
Residential real estate:
One- to four-family	$504	$231	$1,116	$1,851	$2,617
Home equity lines of credit	—	—	20	20	20
Total real estate loans	504	231	1,136	1,871	2,637
Commercial and industrial	390	—	360	750	527
Consumer	448	245	—	693	—
Total	$1,342	$476	$1,496	$3,314	$3,164

At June 30, 2021 and December 31, 2020, the Company did not have any accruing loans past due 90 days or more.

The following tables provide information with respect to the Company’s impaired loans:

	June 30, 2021			December 31, 2020
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
Impaired loans without a valuation allowance:
One- to four-family	$109	$185		$602	$940
Commercial real estate	—	—		1,648	1,648
Commercial and industrial	469	799		2,075	2,404
Total	578	984		4,325	4,992
Impaired loans with a valuation allowance:
Commercial real estate	$8,176	$8,176	$2,326	$—	$—	$—
Commercial and industrial	166	207	166	—	—	—
Total	8,342	8,383	2,492	—	$—	—
Total impaired loans	$8,920	$9,367	$2,492	$4,325	$4,992	$—

	Three Months Ended June 30,
	2021			2020
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(In thousands)
One- to four-family	$109	$4	$4	$1,213	$13	$6
Commercial real estate	2,727	81	—	2,136	21	—
Commercial and industrial	635	—	—	2,495	17	—
Total impaired loans	$3,471	$85	$4	$5,844	$51	$6

	Six Months Ended June 30,
	2021			2020
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(In thousands)
One- to four-family	$110	$4	$4	$1,216	$27	$14
Commercial real estate	1,367	161	—	2,049	42	—
Commercial and industrial	640	4	4	2,517	43	—
Total impaired loans	$2,117	$169	$8	$5,782	$112	$14

The following table summarizes the Company’s troubled debt restructurings (“TDRs”) at the dates indicated:

	June 30,	December 31,
	2021	2020
	(In thousands)
TDRs on accrual status:
One- to four-family	$1,492	$1,731
Total TDRs on accrual status	1,492	1,731
TDRs on non-accrual status:
One- to four-family	109	420
Total TDRs on non-accrual status	109	420
Total TDRs	$1,601	$2,151

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

In response to COVID-19, the Company has provided temporary relief in the form of short-term loan modifications, generally with deferred payments and associated accrued interest due and payable based on the specific terms of the modification. As of June 30, 2021, the Company had $268.6 million in loans making interest-only payments under COVID-19 related loan modifications, representing 5.4% of the total loan portfolio.

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

The following table provides the Company’s risk-rated loans by class:

	June 30, 2021				December 31, 2020
	Multi-family			Commercial	Multi-family			Commercial
	residential	Commercial		and	residential	Commercial		and
	real estate	real estate	Construction	industrial	real estate	real estate	Construction	industrial
	(In thousands)
Loans rated 1 - 6	$809,317	$2,200,420	$645,622	$648,965	$880,552	$2,483,867	$731,432	$704,534
Loans rated 7	—	86,434	—	34,036	—	15,793	—	37,093
Loans rated 8	—	8,176	—	20,744	—	—	—	23,568
Loans rated 9	—	—	—	—	—	—	—	—
Loans rated 10	—	—	—	—	—	—	—	—
Total	$809,317	$2,295,030	$645,622	$703,745	$880,552	$2,499,660	$731,432	$765,195

For one- to four-family residential real estate loans, home equity lines of credit and consumer loans, management uses delinquency reports as the key credit quality indicator.

5. DEPOSITS

A summary of deposit balances, by type, follows:

	June 30,	December 31,
	2021	2020
	(In thousands)
Noninterest-bearing demand deposits	$801,612	$711,573
Interest-bearing demand deposits	1,270,484	1,364,548
Money market deposits	863,526	930,507
Regular savings and other deposits	866,191	855,329
Total non-certificate accounts	3,801,813	3,861,957
Term certificates less than $250,000	747,134	883,133
Term certificates $250,000 and greater	314,780	336,077
Total certificate accounts	1,061,914	1,219,210
Total deposits	$4,863,727	$5,081,167

A summary of term certificates, by maturity, follows:

	June 30, 2021		December 31, 2020
		Weighted		Weighted
Maturing	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Within 1 year	$828,443	0.81%	$883,747	1.03%
Over 1 year to 2 years	106,428	1.21	194,698	1.29
Over 2 years to 3 years	39,602	0.81	40,338	1.21
Over 3 years to 4 years	51,924	0.65	53,580	0.75
Over 4 years to 5 years	35,431	0.62	46,847	0.68
Greater than 5 years	86	0.79	—	—
	$1,061,914	0.84%	$1,219,210	1.05%

The Company had certificates of deposit accounts obtained through a listing service included in term certificates in the table above, totaling $36.7 million with a weighted average rate of 1.16% and $50.6 million with a weighted average rate of 1.01% at June 30, 2021 and December 31, 2020, respectively. The Company had brokered certificates of deposit, which are included in term certificates in the table above, totaling $143.7 million with a weighted average rate of 1.18% and $212.0 million with a weighted average rate of 1.29% at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021, the Company had no brokered interest-bearing demand deposits. The Company had brokered interest-bearing demand deposits totaling $175.6 million at December 31, 2020.

6. BORROWINGS

At June 30, 2021, and December 31, 2020, the Company had no short-term borrowings. At June 30, 2021, long-term debt consisted of $560.6 million in FHLB advances. The Company has an available line of credit of $10.0 million with the FHLB at an interest rate that adjusts daily. No amounts were drawn on the line of credit at June 30, 2021 or December 31, 2020.

Long-term, fixed rate FHLB advances and maturities are as follows:

	June 30, 2021		December 31, 2020
		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
2021	$—	—%	$50,000	1.18%
2022	150,625	2.00	150,625	2.00
2023	295,000	3.10	295,000	3.10
2024	20,000	2.61	20,000	2.61
2025	85,000	1.00	85,000	1.00
2026	—	—	—	—
Thereafter	10,000	1.21	10,000	1.21
	$560,625	2.44%	$610,625	2.33%

At June 30, 2021, FHLB advances totaling $445.0 million, with a weighted average rate of 2.53%, are callable by the FHLB prior to maturity.

All borrowings from the FHLB are secured by investment securities and qualified collateral, consisting of a blanket lien on one- to four-family loans and certain multi-family and commercial real estate loans held in the Company’s portfolio. At June 30, 2021, the Company pledged multi-family and commercial real estate loans with carrying values totaling $220.2 million and $1.188 billion, respectively.

At June 30, 2021, the Company had no borrowings through the PPPLF program. At December 31, 2020, the Company had $97.6 million in borrowings from the PPPLF program. These borrowings had maturities ranging from two to five years and a rate of 0.35%.

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

A summary of outstanding loan commitments whose contract amounts represent credit risk is as follows:

	June 30,	December 31,
	2021	2020
	(In thousands)
Unadvanced portion of existing loans:
Construction	$430,375	$501,911
Home equity lines of credit	81,744	79,579
Other lines and letters of credit	370,567	350,708
Commitments to originate:
One- to four-family	24,872	41,454
Commercial real estate	14,663	16,540
Construction	82,291	76,615
Commercial and industrial	21,622	8,413
Total loan commitments outstanding	$1,026,134	$1,075,220

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

Interest Rate Swaps

The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with commercial business customers to synthetically convert their loans from a variable rate to a fixed rate. The Company pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. Concurrently, the Company enters into an offsetting interest rate swap with a third-party financial institution. In the offsetting swap, the Company pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating and probability of default. At June 30, 2021, the Company had $7.2 million in cash pledged for collateral on its interest rate swaps with the third-party financial institution. At December 31, 2020, the Company had $11.4 million in cash pledged for collateral on its interest rate swaps with the third-party financial institution.

Summary information regarding these derivatives is presented below:

				June 30, 2021		December 31, 2020
	Maturity	Interest Rate Paid	Interest Rate Received	Notional Amount	Fair Value Asset (Liability)	Notional Amount	Fair Value Asset (Liability)
				(Dollars in thousands)
Customer interest rate swap	06/07/32	1 Mo. Libor + 200bp	Fixed (4.40%)	$59,925	$6,026	$60,782	$8,886
Third-party interest rate swap	06/07/32	Fixed (4.40%)	1 Mo. Libor + 200bp	59,925	(6,026)	60,782	(8,886)

Customer interest rate swap	10/17/33	1 Mo. Libor + 175bp	Fixed (4.1052%)	$9,644	$1,078	$9,831	$1,401
Third-party interest rate swap	10/17/33	Fixed (4.1052%)	1 Mo. Libor + 175bp	9,644	(1,078)	9,831	(1,401)

Customer interest rate swap	12/13/26	1 Mo. Libor + 205bp	Fixed (3.82%)	$2,302	$96	$2,390	$154
Third-party interest rate swap	12/13/26	Fixed (3.82%)	1 Mo. Libor + 205bp	2,302	(96)	2,390	(154)

Other Commitments

As of June 30, 2021, the Company has an outstanding commitment of $2.2 million with its core data processing provider through December 2021.

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

On November 25, 2019, the trial judge issued an opinion on the G.L. c. 93A count, adopting the jury’s advisory verdict and awarding the plaintiffs $1.0 million, which was then doubled as provided for in the statute for what was deemed to be a knowing and willing act on the part of the Bank. The trial judge also awarded the plaintiffs their reasonable attorneys’ fees and costs, resulting in a total award of $2.1 million plus attorneys’ fees, costs and interest. The Bank appealed the judgment and the Appeals Court heard oral arguments on the case on May 4, 2021. On June 21, 2021, the appeals court issued its decision, in which it affirmed the trials court’s judgment. The Bank did not file a petition for further appellate review. The Bank accrued an estimated judgment of $3.3 million in June 2021, and subsequently paid the judgment in full in July 2021.

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

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Securities, at fair value — All fair value measurements are obtained from a third-party pricing service and are not adjusted by management. Marketable equity securities are measured at fair value utilizing quoted market prices (Level 1). Corporate bonds, obligations of government-sponsored enterprises, U.S. treasury securities, municipal bonds and mortgage-backed securities are determined by pricing models that consider standard input factors such as observable market data, benchmark yields, reported trades, broker/dealer quotes, credit spreads, benchmark securities, as well as new issue data, monthly payment information, and collateral performance, among others (Level 2).

Loan level interest rate swaps – The fair value is based on settlement values adjusted for credit risks associated with the counterparties and the Company and observable market interest rate curves.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized as follows.

				Total Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
June 30, 2021
Assets:
Debt securities	$—	$9,810	$—	$9,810
Marketable equity securities	9,112	—	—	9,112
Loan level interest rate swaps	—	—	7,200	7,200
Total assets	$9,112	$9,810	$7,200	$26,122

Liabilities:
Loan level interest rate swaps	$—	$—	$7,200	$7,200
Total liabilities	$—	$—	$7,200	$7,200
				Total Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
December 31, 2020
Assets:
Debt securities	$—	$11,326	$—	$11,326
Marketable equity securities	12,189	—	—	12,189
Loan level interest rate swaps	—	—	10,441	10,441
Total assets	$12,189	$11,326	$10,441	$33,956
Liabilities:
Loan level interest rate swaps	$—	$—	$10,441	$10,441
Total liabilities	$—	$—	$10,441	$10,441

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or market accounting or write-downs of individual assets.

Certain impaired loans were adjusted to fair value, less cost to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for credit losses. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. Impaired loans measured at fair value at June 30, 2021 and December 31, 2020 were $8.8 million and $3.7 million, respectively. The related losses for the three and six months ended June 30, 2021 include a $2.3 million loss associated with an $8.2 million commercial real estate loan. The related gains and losses were immaterial for the three and six months ended June 30, 2020.

Summary of Fair Values of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2021
Financial assets:
Cash and due from banks	$1,101,359	$1,101,359	$—	$—	$1,101,359
Securities available for sale, at fair value	9,810	—	9,810	—	9,810
Marketable equity securities, at fair value	9,112	9,112	—	—	9,112
Federal Home Loan Bank stock	26,184	—	—	26,184	26,184
Loans and loans held for sale, net	4,942,286	—	—	5,000,222	5,000,222
Accrued interest receivable	19,932	—	—	19,932	19,932
Loan level interest rate swaps	7,200	—	—	7,200	7,200
Financial liabilities:
Deposits	4,863,727	—	—	4,810,887	4,810,887
Borrowings	560,625	—	578,120	—	578,120
Accrued interest payable	1,872	—	—	1,872	1,872
Loan level interest rate swaps	7,200	—	—	7,200	7,200

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2020
Financial assets:
Cash and due from banks	$914,586	$914,586	$—	$—	$914,586
Securities available for sale, at fair value	11,326	—	11,326	—	11,326
Marketable equity securities, at fair value	12,189	12,189	—	—	12,189
Federal Home Loan Bank stock	30,658	—	—	30,658	30,658
Loans and loans held for sale, net	5,452,029	—	—	5,480,258	5,480,258
Accrued interest receivable	23,173	—	—	23,173	23,173
Loan level interest rate swaps	10,441	—	—	10,441	10,441
Financial liabilities:
Deposits	5,081,167	—	—	5,172,060	5,172,060
Borrowings	708,245	—	732,302	—	732,302
Accrued interest payable	2,832	—	—	2,832	2,832
Loan level interest rate swaps	10,441	—	—	10,441	10,441

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

Impact of COVID-19

The COVID-19 pandemic created a significant economic disruption resulting in an unprecedented slow-down in economic activity and a related increase in unemployment.  In response to the COVID-19 outbreak, the Federal Reserve reduced the benchmark federal funds rate to a target range of 0% to 0.25%. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees).  The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and passed legislation providing relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. The current impact of COVID-19 and the CARES Act is detailed throughout Management’s Discussion and Analysis, however, the extent to which the effects of the CARES Act and any further legislation of its kind will impact the Company’s financial results and operations during 2021 and beyond remains uncertain.

Comparison of Financial Condition at June 30, 2021 and December 31, 2020

Assets. Total assets decreased $332.7 million, or 5.0%, to $6.287 billion at June 30, 2021 from $6.620 billion at December 31, 2020. Net loans decreased $507.2 million, or 9.3%, to $4.937 billion at June 30, 2021 from $5.444 billion at December 31, 2020. Cash and due from banks increased $186.8 million, or 20.4%, to $1.101 billion at June 30, 2021 from $914.6 million at December 31, 2020.

Loan Portfolio Analysis. At June 30, 2021, net loans were $4.937 billion, or 78.5% of total assets. During the six months ended June 30, 2021, net loans decreased $507.2 million, or 9.3% from December 31, 2020. The net decrease for the six months ended June 30, 2021 reflects commercial loan payoffs totaling $633.2 million, which exceeded loan originations of $449.7 million during the same period. The net decrease in loans resulted primarily from decreases of $204.6 million in commercial real estate loans, $85.8 million in construction loans, $74.8 million in one- to four-family loans, $71.2 million in multi-family loans, and $61.4 million in commercial and industrial loans. Refer to Note 4, Loans, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding the loans held in the Company’s loan portfolio.

The CARES Act includes the establishment of the Paycheck Protection Program (“PPP”), a program designed to aid small- and medium-sized business through federally guaranteed loans distributed through financial institutions. These loans are intended to guarantee payroll and other costs to help those businesses remain viable and allow their workers to pay their bills.  This program is being administered by the Small Business Administration (“SBA”) and backed by the Federal Reserve Bank. The Company originated 350 PPP loans in the six months ended June 30, 2021, totaling $62.3 million with associated fees of $2.6 million. As of June 30, 2021, the Company has $82.4 million of PPP loans in its commercial and industrial loan portfolio.

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

Delinquencies. Total past due loans increased $11.5 million, or 346.7%, to $14.8 million at June 30, 2021 from $3.3 million at December 31, 2020, reflecting a net increase of $11.8 million in loans 30 to 59 days past due, partially offset by a net decrease of $392,000 in loans 90 days or greater past due. At June 30, 2021, non-accrual loans exceeded loans 90 days or greater past due primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected and certain loans remain on non-accrual status until they attain a sustained contractual payment history of six consecutive months. Delinquencies do not include loans that have had COVID-19 related payment deferral modifications, as appropriate under the CARES Act.

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including TDRs on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At June 30, 2021, we did not have any accruing loans past due 90 days or greater. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. As of June 30, 2021, there were no loans placed on non-accrual due to COVID-19 related repayment modifications, per provisions of the CARES Act.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the fair value, less estimated costs to sell, at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $596,000 at June 30, 2021.

The following table provides information with respect to our non-performing assets at the dates indicated.

	June 30,	December 31,
	2021	2020
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One- to four-family	$1,633	$2,617
Home equity lines of credit	20	20
Commercial real estate	8,176	—
Total real estate loans	9,829	2,637
Commercial and industrial	635	527
Total non-accrual loans (1)	10,464	3,164
Total non-performing assets	$10,464	$3,164
Non-accrual loans to total loans	0.21%	0.06%
Non-accrual loans to total assets	0.17%	0.05%
Non-performing assets to total assets	0.17%	0.05%

(1)	TDRs on accrual status not included above totaled $1.5 million and $1.7 million at June 30, 2021 and December 31, 2020, respectively.

Non-accrual loans increased $7.3 million or 230.7%, to $10.5 million, or 0.21% of total loans outstanding at June 30, 2021, from $3.2 million, or 0.06% of total loans outstanding at December 31, 2020. The increase in non-accrual loans includes an impaired $8.2 million commercial real estate loan with a related allowance of $2.3 million at June 30, 2021.

Achieving and maintaining a moderate risk profile by aggressively managing troubled assets has been and will continue to be a primary focus. At June 30, 2021, our allowance for credit losses was $64.3 million, or 1.28% of total loans, compared to $68.8 million, or 1.25% of total loans at December 31, 2020. The decreases in the allowance reflect decreases in the loan portfolio and changes in economic uncertainties and market volatility caused by COVID-19 to the factors used to determine the Company’s provision. Included in our allowance at June 30, 2021 was a general component of $61.8 million, which is based upon our evaluation of various factors relating to loans not deemed to be impaired. Due to government guarantee, we have not currently provided for credit losses for PPP loans. We continue to believe our level of non-performing loans and assets is manageable and we believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

At June 30, 2021 and December 31, 2020, the Company did not hold any foreclosed real estate. We continue to be actively engaged with our borrowers in resolving remaining problem assets.

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

Total TDRs decreased $550,000, or 25.6%, to $1.6 million at June 30, 2021 from $2.2 million at December 31, 2020, reflecting principal paydowns. Modifications of TDRs consist of rate reductions, loan term extensions or provisions for interest-only payments for specified periods up to 12 months. We have generally been successful with the concessions we have offered to borrowers to date. We generally return TDRs to accrual status when they have sustained payments for six consecutive months based on the restructured terms and future payments are reasonably assured.

In response to COVID-19, the Company has provided temporary relief in the form of short-term loan modifications, generally with deferred payments and associated accrued interest due and payable based on the specific terms of the modification. As of June 30, 2021, the Company had $268.6 million in loans making interest-only payments under COVID-19 related loan modifications, representing 5.4% of the total loan portfolio.

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

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. These other potential problem loans are generally loans classified as “substandard” or 8-rated loans in accordance with our ten-grade internal loan rating system that is consistent with guidelines established by banking regulators. At June 30, 2021 other potential problem loans totaled $20.1 million and consist of two commercial and industrial loans to non-profit educational organizations in eastern Massachusetts with loan balances of $16.5 million and $3.5 million that were identified during our loan review process as having possible financial issues that, if not corrected, could result in some loss to the Company. It was determined that these loan relationships are performing in accordance with the terms of the loans with the current expectation that we will be repaid in full in accordance with those terms, but with continual credit monitoring of the relationships.

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

Changes in the allowance for credit losses on loans during the periods indicated were as follows:

	Six Months Ended June 30,
	2021	2020
	(Dollars in thousands)
Beginning balance	$68,824	$50,322
Provision (reversal) for credit losses on loans	(4,487)	10,366
Charge-offs:
One- to four-family	68	—
Commercial and industrial	139	133
Consumer	57	80
Total charge-offs	264	213
Recoveries:
One- to four-family	73	13
Construction	100	—
Commercial and industrial	16	6
Home equity lines of credit	2	1
Consumer	36	52
Total recoveries	227	72
Net charge-offs	37	141
Ending balance	$64,300	$60,547
Allowance to non-accrual loans	614.49%	1,585.00%
Allowance to total loans outstanding	1.28%	1.06%
Net charge-offs to average loans outstanding	0.00%	0.00%

Our loan loss provision was a reversal of $4.5 million for the six months ended June 30, 2021 compared to a provision of $10.4 million for the six months ended June 30, 2020. The decrease in the allowance for credit losses at June 30, 2021 compared to December 31, 2020 was primarily due to decreases in the loan portfolio, partially offset by a $2.3 million specific reserve on a non-owner occupied commercial real estate property. We continue to assess the adequacy of our allowance for credit losses in accordance with established policies and are closely monitoring the evolving pandemic to ensure proper evaluation of its impact on our loan portfolio.

The following table sets forth the breakdown of the allowance for credit losses by loan category at the dates indicated:

	June 30, 2021			December 31, 2020
			Percent of			Percent of
		Percent of	Loans in		Percent of	Loans in
		Allowance	Category		Allowance	Category
		to Total	of Total		to Total	of Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$1,451	2.3%	9.8%	$2,076	3.0%	10.2%
Multi-family	1,517	2.4	1.1	2,251	3.3	16.0
Home equity lines of credit	138	0.2	16.2	206	0.3	1.2
Commercial real estate	30,304	47.0	45.8	30,145	43.8	45.3
Construction	22,293	34.7	12.9	25,197	36.6	13.2
Total real estate loans	55,703	86.6	85.8	59,875	87.0	85.9
Commercial and industrial	8,161	12.7	14.0	8,453	12.3	13.9
Consumer	436	0.7	0.2	496	0.7	0.2
Total loans	$64,300	100.0%	100.0%	$68,824	100.0%	100.0%

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

We had impaired loans totaling $8.9 million and $4.3 million as of June 30, 2021 and December 31, 2020, respectively. The increase in impaired loans includes the addition of an $8.2 million commercial real estate loan with a related allowance of $2.3 million at June 30, 2021. Our average investment in impaired loans was $2.1 million and $5.8 million for the six months ended June 30, 2021 and 2020, respectively.

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

Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral dependent as of June 30, 2021 and considered any probable loss in determining the allowance for credit losses.

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

Securities Portfolio. At June 30, 2021 our securities portfolio was $18.9 million, or 0.3% of total assets, compared to $23.5 million, or 0.4% of total assets, at December 31, 2020. During the six months ended June 30, 2021, the securities portfolio decreased $4.6 million, or 19.5% primarily due to $5.5 million in sales of marketable equity securities and $1.4 million in maturities, calls, and principal payments, partially offset by purchases of $1.4 million in marketable equity securities and a net unrealized gain recognized on marketable equity securities of $1.0 million. At June 30, 2021, the securities portfolio consisted of $9.8 million, or 51.8%, in debt securities and $9.1 million, or 48.2%, in marketable equity securities. Refer to Note 4, Securities, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our securities portfolio.

Deposits. Deposits are a major source of our funds for lending and other investment purposes. Our deposit base is comprised of noninterest-bearing demand, interest-bearing demand, money market, regular savings and other deposits, and certificates of deposit, which include brokered certificates of deposit. Total deposits decreased $217.4 million, or 4.3%, to $4.864 billion at June 30, 2021 from $5.081 billion at December 31, 2020. The decrease during the six months ended June 30, 2021 includes decreases of $175.6 million in brokered interest-bearing demand deposits and $68.3 million in brokered certificates of deposit. Refer to Note 6, Deposits, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our deposits.

The following table sets forth the average balances of deposits for the periods indicated.

	Six Months Ended June 30,
	2021			2020
			Percent			Percent
	Average	Average	of Total	Average	Average	of Total
	Balance	Rate	Deposits	Balance	Rate	Deposits
	(Dollars in thousands)
Noninterest-bearing demand deposits	$756,122	—%	16.5%	$593,350	—%	14.7%
Interest-bearing demand deposits	1,432,595	0.33	26.1	1,288,538	1.06	26.8
Money market deposits	868,350	0.29	17.8	707,022	0.93	15.7
Regular savings and other deposits	865,998	0.20	17.8	873,850	0.81	17.3
Certificates of deposit	1,169,837	0.94	21.8	1,403,507	1.97	25.5
Total	$5,092,902	0.39%	100.0%	$4,866,267	1.13%	$100.0%

Borrowings. We use borrowings from the FHLB to supplement our supply of funds for loans and investments. Beginning in the second quarter of 2020, we utilized borrowings from the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) program to fund the origination of PPP loans. At June 30, 2021 and December 31, 2020, FHLB advances totaled $560.6 million and $610.6 million, respectively, with a weighted average rate of 2.44% and 2.33%, respectively. There were no Federal Reserve PPPLF borrowings at June 30, 2021. Federal Reserve PPPLF borrowings totaled $97.6 million with a weighted average rate of 0.35% at December 31, 2020. Total borrowings decreased $147.6 million, or 20.8%, during the six months ended June 30, 2021, reflecting decreases of $50.0 million in FHLB advances and $97.6 million in PPPLF borrowings. Advances maturing with the FHLB during the six months ended June 30, 2021 totaled $50.0 million and consisted of advances with original terms ranging from one to five years and interest rates ranging from 0.66% to 1.78%. The Bank paid off PPPLF borrowings totaling $97.6 million with terms ranging from two to five years and a rate of 0.35% during the six months ended June 30, 2021. At June 30, 2021, we also had an available line of credit of $10.0 million with the FHLB at an interest rate that adjusts daily, none of which was outstanding at that date. Refer to Note 7, Borrowings, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our borrowings.

Information relating to borrowings is detailed in the following table.

	Six Months Ended June 30,
	2021	2020
	(Dollars in thousands)
Balance outstanding at end of period	$560,625	$804,101
Average amount outstanding during the period	$613,447	$704,583
Weighted average interest rate during the period	2.32%	2.38%
Maximum outstanding at any month end	$699,703	$804,101
Weighted average interest rate at end of period	2.44%	1.97%

Stockholders’ Equity. Total stockholders’ equity increased $32.3 million, or 4.2%, to $801.2 million at June 30, 2021, from $768.9 million at December 31, 2020. The increase for the six months ended June 30, 2021 was primarily due to net income of $40.9 million, partially offset dividends of $0.20 per share totaling $10.1 million. Stockholders’ equity to assets was 12.74% at June 30, 2021, compared to 11.61% at December 31, 2020. Book value per share increased to $15.23 at June 30, 2021 from $14.67 at December 31, 2020. At June 30, 2021, the Company and the Bank continued to exceed all regulatory capital requirements. Refer to “- Capital Management” within this report for more information regarding capital requirements and actual capital amounts and ratios for the Bank and the Company.

Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020

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

Net income information is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	Percent	2021	2020	Amount	Percent
	(Dollars in thousands, except per share amounts)
Net interest income	$47,768	$47,371	$397	0.8%	$96,169	$92,469	$3,700	4.0%
Provision (reversal) for credit losses	749	9,641	(8,892)	(92.2)	(4,487)	10,366	(14,853)	(143.3)
Non-interest income	3,050	8,658	(5,608)	(64.8)	7,981	7,827	154	2.0
Non-interest expenses	28,033	23,301	4,732	20.3	53,576	49,621	3,955	8.0
Net income	16,546	17,279	(733)	(4.2)	40,866	30,256	10,610	35.1
Basic earnings per share	0.33	0.34	(0.01)	(2.9)	0.81	0.60	0.21	35.3
Diluted earnings per share	0.32	0.34	(0.02)	(5.9)	0.81	0.60	0.21	34.6
Return on average assets	1.03%	1.08%	(0.05)%	(4.6)	1.25%	0.95%	0.30%	31.6
Return on average equity	8.32%	9.45%	(1.13)%	(12.0)	10.36%	8.27%	2.09%	25.3

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

	Three Months Ended June 30,
	2021			2020
	Average Balance	Interest (1)	Yield Cost (1)(6)	Average Balance	Interest (1)	Yield Cost (1)(6)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$5,160,579	$55,702	4.33%	$5,722,186	$62,164	4.37%
Securities and certificates of deposits	19,445	171	3.53	33,282	262	3.17
Other interest-earning assets (3)	1,099,850	361	0.13	478,725	473	0.40
Total interest-earning assets	6,279,874	56,234	3.59	6,234,193	62,899	4.06
Noninterest-earning assets	154,470			153,567
Total assets	$6,434,344			$6,387,760
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,403,276	959	0.27	$1,297,072	2,293	0.71
Money market deposits	859,189	471	0.22	722,148	1,227	0.68
Regular savings and other deposits	870,508	333	0.15	841,600	995	0.48
Certificates of deposit	1,116,928	2,446	0.88	1,331,999	6,076	1.83
Total interest-bearing deposits	4,249,901	4,209	0.40	4,192,819	10,591	1.02
Borrowings	560,625	3,453	2.47	754,426	4,188	2.23
Total interest-bearing liabilities	4,810,526	7,662	0.64	4,947,245	14,779	1.20
Noninterest-bearing demand deposits	777,688			651,517
Other noninterest-bearing liabilities	50,409			57,922
Total liabilities	5,638,623			5,656,684
Total stockholders' equity	795,721			731,076
Total liabilities and stockholders' equity	$6,434,344			$6,387,760
Net interest-earning assets	$1,469,348			$1,286,948
Fully tax-equivalent net interest income		48,572			48,120
Less: tax-equivalent adjustments		(803)			(749)
Net interest income		$47,769			$47,371
Interest rate spread (1)(4)			2.95%			2.86%
Net interest margin (1)(5)			3.10%			3.10%
Average interest-earning assets to average interest-bearing liabilities		130.54%			126.01%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$5,027,589	$4,209	0.34%	$4,844,336	$10,591	0.88%
Total deposits and borrowings, including noninterest-bearing demand deposits	$5,588,214	$7,662	0.55%	$5,598,762	$14,779	1.06%

----------------------

(1)

Income on debt securities, marketable equity securities and revenue bonds included in commercial real estate loans, as well as resulting yields, interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the three months ended June 30, 2021 and 2020, yields on loans before tax-equivalent adjustments were 4.27% and 4.32%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 3.11% and 2.80%, respectively, and yields on total interest-earning assets before tax-equivalent adjustments were 3.54% and 4.01%, respectively. Interest rate spread before tax-equivalent adjustments for the three months ended June 30, 2021 and 2020 was 2.90% and 2.81%, respectively, while net interest margin before tax-equivalent adjustments for the three months ended June 30, 2021 and 2020 was 3.05% and 3.06%, respectively.

(2)	Loans on non-accrual status are included in average balances.
(3)	Includes FHLB stock and associated dividends.
(4)	Interest rate spread represents the difference between the tax-equivalent yield on interest-earning assets and the cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income (tax-equivalent basis) divided by average interest-earning assets.
(6)	Annualized.

	Six Months Ended June 30,
	2021			2020
	Average Balance	Interest (1)	Yield Cost (1)(6)	Average Balance	Interest (1)	Yield Cost (1)(6)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$5,294,203	$113,656	4.33%	$5,732,019	$126,922	4.45%
Securities and certificates of deposits	20,138	373	3.74	29,170	464	3.20
Other interest-earning assets (3)	1,078,675	731	0.14	439,520	2,259	1.03
Total interest-earning assets	6,393,016	114,760	3.62	6,200,709	129,645	4.20
Noninterest-earning assets	154,817			157,599
Total assets	$6,547,833			$6,358,308
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,432,595	2,368	0.33	$1,288,538	6,790	1.06
Money market deposits	868,350	1,251	0.29	707,022	3,281	0.93
Regular savings and other deposits	865,998	868	0.20	873,850	3,527	0.81
Certificates of deposit	1,169,837	5,451	0.94	1,403,507	13,762	1.97
Total interest-bearing deposits	4,336,780	9,938	0.46	4,272,917	27,360	1.29
Borrowings	613,447	7,044	2.32	704,583	8,339	2.38
Total interest-bearing liabilities	4,950,227	16,982	0.69	4,977,500	35,699	1.44
Noninterest-bearing demand deposits	756,122			593,350
Other noninterest-bearing liabilities	52,859			55,805
Total liabilities	5,759,208			5,626,655
Total stockholders' equity	788,625			731,653
Total liabilities and stockholders' equity	$6,547,833			$6,358,308
Net interest-earning assets	$1,442,789			$1,223,209
Fully tax-equivalent net interest income		97,778			93,946
Less: tax-equivalent adjustments		(1,609)			(1,477)
Net interest income		$96,169			$92,469
Interest rate spread (1)(4)			2.93%			2.76%
Net interest margin (1)(5)			3.08%			3.05%
Average interest-earning assets to average interest-bearing liabilities			129.15%		124.57%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$5,092,902	$9,938	0.39%	$4,866,267	$27,360	1.13%
Total deposits and borrowings, including noninterest-bearing demand deposits	$5,706,349	$16,982	0.60%	$5,570,850	$35,699	1.29%
(1)

Income on debt securities, marketable equity securities and revenue bonds included in commercial real estate loans, as well as resulting yields, interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the six months ended June 30, 2021 and 2020, yields on loans before tax-equivalent adjustments were 4.27% and 4.40%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 3.40% and 2.94%, respectively, and yields on total interest-earning assets before tax-equivalent adjustments were 3.57% and 4.16%, respectively. Interest rate spread before tax-equivalent adjustments for the six months ended June 30, 2021 and 2020 was 2.88% and 2.72%, respectively, while net interest margin before tax-equivalent adjustments for the six months ended June 30, 2021 and 2020 was 3.03% and 3.00%, respectively.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2021 Compared to 2020			2021 Compared to 2020
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:
Loans	$(5,911)	$(551)	$(6,462)	$(9,729)	$(3,537)	$(13,266)
Securities and certificates of deposit	(118)	27	(91)	(160)	69	(91)
Other interest-earning assets	345	(457)	(112)	1,491	(3,019)	(1,528)
Total	(5,684)	(981)	(6,665)	(8,398)	(6,487)	(14,885)
Interest expense:
Deposits	(451)	(5,931)	(6,382)	(739)	(16,683)	(17,422)
Borrowings	(1,152)	417	(735)	(1,071)	(224)	(1,295)
Total	(1,603)	(5,514)	(7,117)	(1,810)	(16,907)	(18,717)
Change in fully tax-equivalent net interest income	$(4,081)	$4,533	$452	$(6,588)	$10,420	$3,832

The interest rate spread and net interest margin on a tax-equivalent basis were 2.95% and 3.10%, respectively, for the three months ended June 30, 2021 compared to 2.86% and 3.10%, respectively, for the three months ended June 30, 2020. For the six months ended June 30, 2021, the interest rate spread and net interest margin on a tax-equivalent basis were 2.93% and 3.08%, respectively, compared to 2.76% and 3.05%, respectively, for the six months ended June 30, 2020. The increase in net interest income for the three and six months ended June 30, 2021 was primarily due to the substantial reduction in the cost of funds, partially offset by a decrease in average loan volume.

The yield on interest-earning assets on a tax-equivalent basis decreased 47 basis points to 3.59% for the three months ended June 30, 2021, compared to 4.06% for the three months ended June 30, 2021, while the cost of funds decreased 51 basis points to 0.55% from 1.06% for the three months ended June 30, 2021 and 2020, respectively. The decrease in interest income was primarily due to a decrease of $561.6 million, or 9.8%, in the Company’s average net loans to $5.161 billion and a 27 basis point decrease in yield on other earning assets to 0.13%, from 0.40%, for the three months ended June 30, 2020. The decrease in interest expense on deposits was primarily due to the decrease in the average total cost of deposits of 54 basis points to 0.34% for the three months ended June 30, 2021 compared to 0.88% for the same period in 2020. The decrease in interest expense on borrowings was primarily due to a $193.8 million decrease, or 25.7%, in the Company’s average borrowings to $560.6 million for the three months ended June 30, 2021 from $754.4 million for the three months ended June 30, 2020.

The yield on interest-earning assets on a tax-equivalent basis decreased 58 basis points to 3.62% for the six months ended June 30, 2021, compared to 4.20% for the six months ended June 30, 2020, while the cost of funds decreased 69 basis points to 0.60% from 1.29% for the six months ended June 30, 2021 and 2020, respectively. The decrease in interest income was primarily due to a decrease of $437.8 million, or 7.6%, in the Company’s average net loans to $5.294 billion and an 89 basis point decrease in yield on other earning assets to 0.14% from 1.03%, for the six months ended June 30, 2020. The decrease in interest expense on deposits was primarily due to the decrease in the average total cost of deposits of 74 basis points to 0.39% for the six months ended June 30, 2021 compared to 1.13% for the same period in 2020. The decrease in interest expense on borrowings was primarily due to a $91.1 million decrease, or 12.9%, in the Company’s average borrowings to $613.4 million for the six months ended June 30, 2021 from $704.6 million for the six months ended June 30, 2020.

Provision for Credit Losses. The provision for credit losses for the three months ended June 30, 2021 was $749,000 compared to a provision of $9.6 million for the three months ended June 30, 2020. For the six months ended June 30, 2021, the provision for credit losses was a reversal of $4.5 million compared to a provision of $10.4 million for June 30, 2020. For further discussion of the changes in the provision and allowance for credit losses, refer to “Comparison of Financial Condition at June 30, 2021 and December 31, 2020 - Allowance for Credit losses.”

Non-Interest Income. Non-interest income information is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	Percent	2021	2020	Amount	Percent
	(Dollars in thousands)
Customer service fees	$2,485	$1,948	$537	27.6%	$4,684	$4,045	$639	15.8%
Loan fees	39	(35)	74	211.4	134	639	(505)	(79.0)
Mortgage banking gains, net	45	118	(73)	(61.9)	627	529	98	18.5
Gain on sale of asset	—	4,195	(4,195)	(100.0)	—	4,195	(4,195)	(100.0)
Gain (loss) gain on marketable equity securities, net	200	2,025	(1,825)	(90.1)	1,985	(2,319)	4,304	185.6
Income from bank-owned life insurance	264	273	(9)	(3.3)	525	570	(45)	(7.9)
Other income	17	134	(117)	(87.3)	26	168	(142)	(84.5)
Total non-interest income (loss)	$3,050	$8,658	$(5,608)	(64.8)%	$7,981	$7,827	$154	2.0%

The decrease in non-interest income for the three months ended June 30, 2021 was due primarily to a $4.2 million gain on sale of asset recognized in the second quarter of 2020 and a $1.8 million in valuation decrease on marketable equity securities, net. The increase in non-interest income for the six months ended June 30, 2021 was due primarily to a $3.0 million valuation increase in marketable equity securities, net, a $1.3 million increase in gain on sale of marketable equity securities, net, partially offset by a $4.2 million gain on sale of asset realized in 2020. Refer to Note 4, Securities, in the Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our securities portfolio.

Non-Interest Expense. Non-interest expense information is as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	Percent	2021	2020	Amount	Percent
	(Dollars in thousands)				(Dollars in thousands)
Salaries and employee benefits	$13,939	$13,858	$81	0.6%	$29,455	$29,772	$(317)	(1.1)%
Occupancy and equipment	3,900	3,739	161	4.3	8,131	7,663	468	6.1
Data processing	2,273	2,133	140	6.6	4,514	4,270	244	5.7
Marketing and advertising	1,032	1,030	2	0.2	1,928	2,260	(332)	(14.7)
Professional services	691	695	(4)	(0.6)	1,421	1,692	(271)	(16.0)
Deposit insurance	345	606	(261)	(43.1)	858	1,275	(417)	(32.7)
Merger and acquisition	1,115	—	1,115	—	1,115	—	1,115	—
Other general and administrative	4,738	1,240	3,498	282.1	6,154	2,689	3,465	128.9
Total non-interest expenses	$28,033	$23,301	$4,732	20.3%	$53,576	$49,621	$3,955	8.0%

The increase in the Company’s non-interest expenses for the three and six months ended June 30, 2021 was due primarily to $3.3 million in expense for a legal judgment related to a loan assumed in the Mt. Washington Bank acquisition, included in other general and administrative expense, and $1.1 million in merger and acquisition related expenses realized in the second quarter of 2021.

Income Tax Provision. The Company recorded a provision for income taxes of $5.5 million for the three months ended June 30, 2021, reflecting an effective tax rate of 24.9%, compared to $5.8 million, or a 25.2% effective tax rate, for the three months ended June 30, 2020. For the six months ended June 30, 2021, the provision for income taxes was $14.2 million, reflecting an effective tax rate of 25.8%, compared to $10.1 million, or a 24.9% effective tax rate, for the six months ended June 30, 2020.

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

Our most liquid assets are cash and due from banks. The level of this asset depends on our operating, financing, lending, and investing activities during any given period. At June 30, 2021, cash and due from banks totaled $1.101 billion. In addition, at June 30, 2021, we had $530.6 million of available borrowing capacity with the FHLB, including a $10.0 million line of credit. On June 30, 2021, we had $560.6 million of FHLB advances outstanding. We periodically pledge additional multi-family and commercial real estate loans held in the Bank’s portfolio as qualified collateral to increase our borrowing capacity with the FHLB.

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

A significant use of our liquidity is the funding of loan originations. At June 30, 2021 and December 31, 2020, we had total loan commitments outstanding of $1.026 billion and $1.075 billion, respectively. Historically, many of the commitments expire without being fully drawn; therefore, the total amount of commitments does not necessarily represent future cash requirements. Refer to Note 8, Commitments and Contingencies and Derivatives, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our outstanding commitments.

Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of June 30, 2021 totaled $828.4 million, or 78.0% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained with us. We have the ability to attract and retain deposits by adjusting the interest rates offered and accepting brokered certificates of deposit when it is deemed cost effective.

Meridian Bancorp, Inc. is a separate legal entity from East Boston Savings Bank, and it must provide for its own liquidity to pay dividends and repurchase its common stock and for other corporate purposes. Meridian Bancorp, Inc.’s primary source of liquidity is dividend payments received from East Boston Savings Bank. The ability of East Boston Savings Bank to pay dividends is subject to regulatory requirements. At June 30, 2021, Meridian Bancorp, Inc. (on an unconsolidated basis) had cash and cash equivalents totaling $42.7 million, reflecting a $40.0 million dividend received from the Bank during the quarter ended June 30, 2021.

Capital Management. Both the Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2021, both the Company and the Bank exceeded all of their respective regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

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

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (“CBLR”) (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies have set 9% as the minimum capital for the Community CBLR, effective March 31, 2020. On April 6, 2020, the federal banking agencies issued two interim final rules related to Section 4012 of the CARES Act, which requires the agencies to lower the CBLR requirement to 8%. The second rule provides a transition from the temporary 8% requirement back to 9%. The CBLR requirement transitioned from greater than 8% from the second quarter through the fourth quarter of 2020, to greater than 8.5% during calendar year 2021, and will transition to a requirement of greater than 9% in 2022. The Company and the Bank elected to be subject to the CBLR at June 30, 2020.

The Company may use capital management tools such as cash dividends and common share repurchases. We are subject to the Federal Reserve Board’s notice provisions for stock repurchases. The Company did not repurchase any of its common stock during the three months ended June 30, 2021. As of June 30, 2021, the Company had repurchased 4,698,165 shares of its stock at an average price of $15.66 per share since August of 2015. During the six months ended June 30, 2021 the Company’s Board of Directors declared two quarterly cash dividends of $0.10 per common share on February 24, 2021 and May 27, 2021. The dividend declared on May 27, 2021 was paid on July 1, 2021 to stockholders of record at the close of business on June 17, 2021.

The Company’s and the Bank’s actual capital amounts and ratios follow:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2021
Community Bank Leverage Ratio:
Company	$779,537	12.2%	N/A	N/A	$545,031	8.5%
Bank	722,109	11.3	N/A	N/A	545,119	8.5

December 31, 2020
Community Bank Leverage Ratio:
Company	$746,914	11.6%	N/A	N/A	$515,439	8.0%
Bank	719,372	11.2	N/A	N/A	515,509	8.0

A reconciliation of the Company’s and Bank’s stockholders’ equity to regulatory capital follows:

	June 30,		December 31,
	2021		2020
	Consolidated	Bank	Consolidated	Bank
	(In thousands)
Total stockholders' equity per financial statements	$801,214	$743,786	$768,885	$741,343
Adjustments to Tier 1 and Common Equity Tier 1 capital:
Accumulated other comprehensive loss	146	146	58	58
Goodwill disallowed	(20,378)	(20,378)	(20,378)	(20,378)
Core deposit intangible	(1,445)	(1,445)	(1,651)	(1,651)
Total Tier 1 and Common Equity Tier 1 capital	779,537	722,109	746,914	719,372
Adjustments to total capital:
Allowance for credit losses	64,300	64,300	68,824	68,824
Total regulatory capital	$843,837	$786,409	$815,738	$788,196

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

For the six months ended June 30, 2021, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Increase (Decrease)	June 30, 2021			December 31, 2020
in Market Interest Rates	Amount	Change	Percent	Amount	Change	Percent
	(Dollars in thousands)
300	$188,938	$1,981	1.06%	$193,093	$(5,621)	(2.83)%
Flat	186,957			198,714
-100	168,965	(17,992)	(9.62)	189,900	(8,814)	(4.44)

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
(c.)

The Company did not repurchase any of its shares during the quarter ended June 30, 2021. In February 2021, the Company announced that it had adopted a new stock repurchase program for up to 1,000,000 shares, or approximately 1.9% of its common stock. The Company has repurchased 4,698,165 shares of its common stock at an average price of $15.66 per share since August 2015.

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

MERIDIAN BANCORP, INC. (Registrant)

Date: August 9, 2021	By:	/s/ Richard J. Gavegnano
Richard J. Gavegnano Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2021	By:	/s/ Kenneth R. Fisher
Kenneth R. Fisher
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)