Form 10-Q
period 2021-09-30
Meridian Bancorp, Inc.
filed 2021-11-09
CIK 1600125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2021

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

As of October 29, 2021, there were 52,771,845 outstanding shares of the Registrant’s common stock.

MERIDIAN BANCORP, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2021	2020
	(Dollars in thousands)
ASSETS
Cash and due from banks	$1,052,553	$914,586
Securities available for sale, at fair value	9,170	11,326
Marketable equity securities, at fair value	10	12,189
Federal Home Loan Bank stock, at cost	26,184	30,658
Loans held for sale	2,408	8,224
Loans, net of deferred fees and costs	4,911,100	5,512,629
Less: allowance for credit losses on loans	(60,849)	(68,824)
Loans, net	4,850,251	5,443,805
Bank-owned life insurance	42,670	41,877
Premises and equipment, net	63,321	66,850
Accrued interest receivable	17,631	23,173
Deferred tax asset, net	20,865	21,355
Goodwill	20,378	20,378
Core deposit intangible	1,341	1,651
Other assets	21,592	23,776
Total assets	$6,128,374	$6,619,848

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non interest-bearing	$818,350	$711,573
Interest-bearing	3,874,829	4,369,594
Total deposits	4,693,179	5,081,167
Long-term debt	560,625	708,245
Accrued expenses and other liabilities	60,872	61,551
Total liabilities	5,314,676	5,850,963
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 52,711,409 and 52,415,061 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	527	524
Additional paid-in capital	364,844	363,995
Retained earnings	464,384	420,297
Accumulated other comprehensive loss	(184)	(58)
Unearned compensation - ESOP, 2,191,745 shares at September 30, 2021 and December 31, 2020, respectively	(15,873)	(15,873)
Total stockholders' equity	813,698	768,885
Total liabilities and stockholders' equity	$6,128,374	$6,619,848

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Interest and fees on loans	$51,964	$60,918	$164,044	$186,400
Interest on debt securities	57	76	183	263
Dividends on marketable equity securities	40	118	254	357
Interest on certificates of deposit	—	—	—	1
Other interest and dividend income	555	494	1,286	2,753
Total interest and dividend income	52,616	61,606	165,767	189,774
Interest expense:
Interest on deposits	3,081	8,746	13,019	36,106
Interest on short-term borrowings	—	52	—	112
Interest on borrowings	3,491	3,999	10,535	12,278
Total interest expense	6,572	12,797	23,554	48,496
Net interest income	46,044	48,809	142,213	141,278
Provision (reversal) for credit losses	217	7,163	(4,270)	17,529
Net interest income, after provision (reversal) for credit losses	45,827	41,646	146,483	123,749
Non-interest income:
Customer service fees	2,530	2,193	7,214	6,238
Loan fees	146	264	280	903
Mortgage banking gains, net	218	704	845	1,233
Gain on sale of asset	—	—	—	4,195
(Loss) gain on marketable equity securities, net	(104)	122	1,881	(2,197)
Income from bank-owned life insurance	268	272	793	842
Other income	5	17	31	185
Total non-interest income	3,063	3,572	11,044	11,399
Non-interest expenses:
Salaries and employee benefits	13,941	13,426	43,396	43,198
Occupancy and equipment	3,644	3,734	11,775	11,397
Data processing	2,354	2,196	6,868	6,466
Marketing and advertising	663	554	2,591	2,814
Professional services	704	688	2,125	2,380
Deposit insurance	406	692	1,264	1,967
Merger and acquisition	1,158	—	2,273	—
Other general and administrative	1,677	1,540	7,831	4,229
Total non-interest expenses	24,547	22,830	78,123	72,451
Income before income taxes	24,343	22,388	79,404	62,697
Provision for income taxes	6,007	5,714	20,202	15,767
Net income	$18,336	$16,674	$59,202	$46,930
Earnings per share:
Basic	$0.36	$0.33	$1.18	$0.93
Diluted	$0.36	$0.33	$1.17	$0.93
Weighted average shares outstanding:
Basic	50,470,710	50,169,024	50,362,807	50,311,231
Diluted	50,865,435	50,248,048	50,792,228	50,459,326

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net income	$18,336	$16,674	$59,202	$46,930
Other comprehensive income:
Securities available for sale:
Net unrealized (loss) gain	(56)	(13)	(178)	330
Tax effect	18	4	52	(92)
Total other comprehensive (loss) income	(38)	(9)	(126)	238
Comprehensive income	$18,298	$16,665	$59,076	$47,168

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation - ESOP	Total
	(Dollars in thousands)
Nine Months Ended September 30, 2021
Balance at December 31, 2020	52,415,061	$524	$363,995	$420,297	$(58)	$(15,873)	$768,885
Comprehensive income	—	—	—	24,320	(73)	—	24,247
Dividends declared ($0.10 per share)	—	—	—	(5,024)	—	—	(5,024)
ESOP shares committed to be allocated (30,441 shares)	—	—	292	—	—	220	512
Share-based compensation expense - restricted stock, net of awards forfeited	(2,800)	—	235	—	—	—	235
Share-based compensation expense - stock options, net of awards forfeited	—	—	137	—	—	—	137
Stock options exercised	18,293	—	92	—	—	—	92
Balance at March 31, 2021	52,430,554	$524	$364,751	$439,593	$(131)	$(15,653)	$789,084
Comprehensive income	—	—	—	16,546	(15)	—	16,531
Dividends declared ($0.10 per share)	—	—	—	(5,039)	—	—	(5,039)
ESOP shares committed to be allocated reversal (30,441 shares)	—	—	(292)	—	—	(220)	(512)
Share-based compensation expense - restricted stock, net of awards forfeited	84,885	1	296	—	—	—	297
Share-based compensation expense - stock options, net of awards forfeited	—	—	140	—	—	—	140
Stock options exercised	93,308	1	712	—	—	—	713
Balance at June 30, 2021	52,608,747	$526	$365,607	$451,100	$(146)	$(15,873)	$801,214
Comprehensive income	—	—	—	18,336	(38)	—	18,298
Dividends declared ($0.10 per share)	—	—	—	(5,052)	—	—	(5,052)
Share-based compensation expense - restricted stock, net of awards forfeited	—	—	339	—	—	—	339
Share-based compensation expense - stock options, net of awards forfeited	—	—	143	—	—	—	143
Shares surrendered related to tax withholdings on stock options exercised	(62,652)	(1)	(1,297)	—	—	—	(1,298)
Stock options exercised	165,314	2	52	—	—	—	54
Balance at September 30, 2021	52,711,409	$527	$364,844	$464,384	$(184)	$(15,873)	$813,698

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation - ESOP	Total

Nine Months Ended September 30, 2020
Balance at December 31, 2019	53,377,506	$534	$377,213	$365,742	$(147)	$(16,755)	$726,587
Comprehensive income	—	—	—	12,977	166	—	13,143
Dividends declared ($0.08 per share)	—	—	—	(4,007)	—	—	(4,007)
Repurchased stock related to buyback program	(1,000,000)	(10)	(17,670)	—	—	—	(17,680)
ESOP shares committed to be allocated (30,441 shares)	—	—	287	—	—	220	507
Share-based compensation expense - restricted stock, net of awards forfeited	(5,245)	—	640	—	—	—	640
Share-based compensation expense - stock options, net of awards forfeited	—	—	380	—	—	—	380
Shares surrendered related to tax withholdings on stock options exercised	(709)	—	—	—	—	—	—
Stock options exercised	30,843	—	51	—	—	—	51
Balance at March 31, 2020	52,402,395	524	360,901	374,712	19	(16,535)	719,621
Comprehensive income	—	—	—	17,279	81	—	17,360
Dividends declared ($0.08 per share)	—	—	—	(4,008)	—	—	(4,008)
ESOP shares committed to be allocated (30,441 shares)	—	—	117	—	—	221	338
Share-based compensation expense - restricted stock, net of awards forfeited	4,320	—	597	—	—	—	597
Share-based compensation expense - stock options, net of awards forfeited	—	—	362	—	—	—	362
Stock options exercised	464	—	3	—	—	—	3
Balance at June 30, 2020	52,407,179	524	361,980	387,983	100	(16,314)	734,273
Comprehensive income	—	—	—	16,674	(9)	—	16,665
Dividends declared ($0.08 per share)	—	—	—	(4,008)	—	—	(4,008)
ESOP shares committed to be allocated (30,441 shares)	—	—	125	—	—	221	346
Share-based compensation expense - restricted stock, net of awards forfeited	(180)	—	617	—	—	—	617
Share-based compensation expense - stock options, net of awards forfeited	—	—	344	—	—	—	344
Stock options exercised	6,121	—	27	—	—	—	27
Balance at September 30, 2020	52,413,120	$524	$363,093	$400,649	$91	$(16,093)	$748,264

See accompanying notes to consolidated financial statements.

MERIDIAN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$59,202	$46,930
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of acquisition fair value adjustments	61	66
Amortization of core deposit intangible	310	354
ESOP shares expense	—	1,191
Provision (reversal) for credit losses	(4,270)	17,529
Accretion of net deferred loan origination fees	(3,937)	(2,452)
Net amortization of securities available for sale	39	47
Depreciation and amortization expense	2,678	2,560
(Gain) loss on marketable equity securities, net	(1,881)	2,197
Gain on sale of asset	—	(4,195)
Deferred income tax benefit	542	(373)
Income from bank-owned life insurance	(793)	(842)
Share-based compensation expense	1,291	2,940
Net changes in:
Loans held for sale	5,816	(9,207)
Accrued interest receivable	5,542	(6,979)
Other assets	2,184	(20,227)
Accrued expenses and other liabilities	(500)	2,725
Net cash provided by operating activities	66,284	32,264
Cash flows from investing activities:
Maturities of certificates of deposit	—	247
Activity in securities, at fair value:
Proceeds from maturities, calls and principal payments	1,940	3,176
Proceeds from sales	15,482	862
Purchases	(1,423)	(4,019)
Loan principal payments, net	601,686	98,582
Proceeds from bank-owned life insurance distribution	—	391
Proceeds from sale of asset	—	5,836
Purchases of premises and equipment	(372)	(5,906)
Purchase of Federal Home Loan Bank stock	—	(4,335)
Redemption of Federal Home Loan Bank stock	4,474	—
Net cash provided by investing activities	621,787	94,834
Cash flows from financing activities:
Net change in deposits	(387,974)	30,508
Proceeds from Federal Home Loan Bank advances with maturities of three months or more	—	135,000
Repayment of Federal Home Loan Bank advances with maturities of three months or more	(50,000)	(90,620)
Proceeds from Federal Reserve PPPLF borrowings with maturities of three months or more	—	123,660
Repayment of Federal Reserve PPPLF borrowings with maturities of three months or more	(97,620)	(6)
Cash dividends paid on common stock	(14,071)	(12,285)
Stock options exercised, net of cash paid in connection with income taxes	859	81
Repurchase of common stock not associated with stock repurchase plan	(1,298)	(17,680)
Net cash (used in) provided by financing activities	(550,104)	168,658
Net change in cash and cash equivalents	137,967	295,756
Cash and cash equivalents at beginning of period	914,586	406,382
Cash and cash equivalents at end of period	$1,052,553	$702,138
Supplemental cash flow information:
Interest paid on deposits	$14,115	$39,413
Interest paid on borrowings	10,821	12,373
Income taxes paid, net of refunds	19,933	25,144

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 which was filed with the Securities and Exchange Commission (“SEC”) on March 1, 2021, and is available through the SEC’s website at www.sec.gov.

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

On April 22, 2021, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Independent Bank Corp., a Massachusetts corporation ("Independent"), Bradford Merger Sub Inc. a direct, wholly owned subsidiary of Independent (“Merger Sub”), Rockland Trust Company, a Massachusetts-chartered trust company and wholly owned subsidiary of Independent ("Rockland Trust"), and the Bank. Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company (the "Merger"), with the Company being the surviving corporation, and as soon as reasonably practicable following the Merger, the Company will merge with and into Independent, with Independent as the surviving entity (the “Holdco Merger”). The Merger Agreement further provides that immediately following the Holdco Merger, the Bank  will merge with and into Rockland Trust, with Rockland Trust as the surviving company (the “Bank Merger” and, together with the Merger and the Holdco Merger, the “Transaction”). Upon completion of the Merger, each outstanding share of Company common stock will convert into the right to receive 0.275 shares of Independent common stock (the "Merger Consideration"). Each outstanding option to acquire a share of Company common stock, whether or not vested, will be converted into the right to receive cash in an amount equal to the amount by which the per share cash equivalent of the Merger Consideration (calculated in accordance with the Merger Agreement) exceeds the exercise price of the option. In addition, each award of Company restricted stock, whether or not vested, that is outstanding immediately prior to the effective time of the Merger will fully vest and be cancelled and converted into the right to receive the Merger Consideration. Completion of the Merger is subject to customary closing conditions, including receipt of regulatory approvals. The Company anticipates that the Merger will close in the fourth quarter of 2021.

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

Basic and diluted earnings per share have been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands, except share information)
Net income available to common stockholders	$18,336	$16,674	$59,202	$46,930
Basic weighted average shares outstanding	50,470,710	50,169,024	50,362,807	50,311,231
Effect of dilutive stock options	394,725	79,024	429,421	148,095
Diluted weighted average shares outstanding	50,865,435	50,248,048	50,792,228	50,459,326
Earnings per share:
Basic	$0.36	$0.33	$1.18	$0.93
Diluted	$0.36	$0.33	$1.17	$0.93

For the three months ended September 30, 2021 and 2020, options for the exercise of 2,394 shares and 132,569 shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. For the nine months ended September 30, 2021 and 2020, options for the exercise of 18,937 and 131,483 shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. An anti-dilutive option exists when the average stock price for the period is less than the exercise price of the option.

3. SECURITIES

Securities Available for Sale

The amortized cost and fair values of securities available for sale, with gross unrealized gains and losses, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
September 30, 2021
Debt securities:
Government-sponsored enterprises	$310	$15	$—	$325
Municipal bonds	2,068	90	—	2,158
Residential mortgage-backed securities:
Government-sponsored enterprises	5,783	256	(9)	6,030
Private label	555	102	—	657
Total securities available for sale	$8,716	$463	$(9)	$9,170
December 31, 2020
Debt securities:
Government-sponsored enterprises	$346	$21	$—	$367
Municipal bonds	2,075	146	—	2,221
Residential mortgage-backed securities:
Government-sponsored enterprises	7,706	359	(10)	8,055
Private label	567	116	—	683
Total securities available for sale	$10,694	$642	$(10)	$11,326

At September 30, 2021 debt securities with a fair value of $1.4 million and $267,000 were pledged as collateral for Federal Home Loan Bank of Boston (“FHLB”) borrowings and for the Federal Reserve Bank discount window borrowings, respectively.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2021 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

			After One Year
	One Year or Less		Through Five Years		After Five Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Government-sponsored enterprises	$—	$—	$—	$—	$310	$325	$310	$325
Municipal bonds	—	—	517	551	1,551	1,607	2,068	2,158
Residential mortgage-backed securities:
Government-sponsored enterprises	3	3	293	300	5,487	5,727	5,783	6,030
Private label	—	—	—	—	555	657	555	657
Total	$3	$3	$810	$851	$7,903	$8,316	$8,716	$9,170

Information pertaining to securities available for sale as of September 30, 2021 and December 31, 2020, with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
September 30, 2021
Debt securities:
Residential mortgage-backed securities:
Government-sponsored enterprises	$—	$—	$9	$552
Total temporarily impaired securities	$—	$—	$9	$552

	Less Than Twelve Months		Twelve Months or Longer
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
December 31, 2020
Debt securities:
Residential mortgage-backed securities:
Government-sponsored enterprises	$7	$511	$3	$142
Total temporarily impaired securities	$7	$511	$3	$142

The Company determined no debt securities were other-than-temporarily impaired for the nine months ended September 30, 2021 and 2020. Management evaluates debt securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issuers or when economic or market concerns warrant such evaluations.

Marketable Equity Securities

Marketable equity securities consist of common stocks and money market mutual funds. The Company held marketable equity securities with an aggregate fair value of $10,000 and $12.2 million at September 30, 2021 and December 31, 2020, respectively.

The following is a summary of unrealized and realized gains and losses recognized in net income on marketable equity securities during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In thousands)
Net realized gain (loss) on marketable equity securities sold during the period	$269	$70	$1,241	$(267)
Net unrealized (loss) gain recognized during the reporting period on marketable equity securities still held at the reporting date	(373)	52	640	(1,930)
Net (loss) gain recognized during the period on marketable equity securities	$(104)	$122	$1,881	$(2,197)

4. LOANS

A summary of loans follows:

	September 30,	December 31,
	2021	2020
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$468,796	$564,146
Home equity lines of credit	54,170	68,721
Multi-family	765,262	880,552
Commercial real estate	2,243,290	2,499,660
Construction	707,503	731,432
Total real estate loans	4,239,021	4,744,511
Commercial and industrial	670,116	765,195
Consumer	9,296	10,707
Total loans	4,918,433	5,520,413
Allowance for credit losses	(60,849)	(68,824)
Net deferred loan origination fees	(7,333)	(7,784)
Loans, net	$4,850,251	$5,443,805

The Company has transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying balance sheets. The Company and participating lenders share ratably in any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties. At September 30, 2021 and December 31, 2020, the Company was servicing loans for participants aggregating $226.5 million and $176.4 million, respectively.

At September 30, 2021, multi-family and commercial real estate loans with carrying values totaling $179.6 million and $1.182 billion, respectively, were pledged as collateral for FHLB borrowings.

         An analysis of the allowance for credit losses and related information follows:

	Three Months Ended September 30, 2021
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at June 30, 2021	$1,451	$1,517	$138	$30,304	$22,293	$8,161	$436	$64,300
Provision (reversal) for credit losses	(67)	(343)	(6)	1,320	464	(1,162)	11	217
Charge-offs	—	—	—	(3,171)	—	(489)	(41)	(3,701)
Recoveries	5	—	1	—	—	2	25	33
Balance at September 30, 2021	$1,389	$1,174	$133	$28,453	$22,757	$6,512	$431	$60,849

	Three Months Ended September 30, 2020
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at June 30, 2020	$1,530	$8,477	$178	$31,669	$11,291	$7,332	$70	$60,547
Provision (reversal) for credit losses	764	561	101	5,673	(896)	921	39	7,163
Charge-offs	—	—	—	—	—	(25)	(55)	(80)
Recoveries	—	—	1	—	—	3	5	9
Balance at September 30, 2020	$2,294	$9,038	$280	$37,342	$10,395	$8,231	$59	$67,639

	Nine Months Ended September 30, 2021
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at December 31, 2020	$2,076	$2,251	$206	$30,145	$25,197	$8,453	$496	$68,824
Provision (reversal) for loan losses	(697)	(1,077)	(76)	1,479	(2,540)	(1,331)	(28)	(4,270)
Charge-offs	(68)	—	—	(3,171)	—	(628)	(98)	(3,965)
Recoveries	78	—	3	—	100	18	61	260
Balance at September 30, 2021	$1,389	$1,174	$133	$28,453	$22,757	$6,512	$431	$60,849

	Nine Months Ended September 30, 2020
	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
Balance at December 31, 2019	$691	$7,825	$69	$26,943	$8,913	$5,765	$116	$50,322
Provision (reversal) for loan losses	1,590	1,213	209	10,399	1,482	2,615	21	17,529
Charge-offs	—	—	—	—	—	(158)	(135)	(293)
Recoveries	13	—	2	—	—	9	57	81
Balance at September 30, 2020	$2,294	$9,038	$280	$37,342	$10,395	$8,231	$59	$67,639

	One- to four- family	Multi- family	Home equity lines of credit	Commercial real estate	Construction	Commercial and industrial	Consumer	Total
	(In thousands)
September 30, 2021
Amount of allowance for credit losses for loans deemed to be impaired	$—	$—	$—	$—	$—	$—	$—	$—
Amount of allowance for credit losses for loans not deemed to be impaired	1,389	1,174	133	28,453	22,757	6,512	431	60,849
	$1,389	$1,174	$133	$28,453	$22,757	$6,512	$431	$60,849
Loans deemed to be impaired	$107	$—	$—	$5,005	$—	$—	$—	$5,112
Loans not deemed to be impaired	468,689	765,262	54,170	2,238,285	707,503	670,116	9,296	4,913,321
	$468,796	$765,262	$54,170	$2,243,290	$707,503	$670,116	$9,296	$4,918,433

December 31, 2020
Amount of allowance for credit losses for loans deemed to be impaired	$—	$—	$—	$—	$—	$—	$—	$—
Amount of allowance for credit losses for loans not deemed to be impaired	2,076	2,251	206	30,145	25,197	8,453	496	68,824
	$2,076	$2,251	$206	$30,145	$25,197	$8,453	$496	$68,824
Loans deemed to be impaired	$602	$—	$—	$1,648	$—	$2,075	$—	$4,325
Loans not deemed to be impaired	563,544	880,552	68,721	2,498,012	731,432	763,120	10,707	5,516,088
	$564,146	$880,552	$68,721	$2,499,660	$731,432	$765,195	$10,707	$5,520,413

The following table provides information about the Company’s past due and non-accrual loans:

	30-59	60-89	90 Days
	Days	Days	or Greater	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(In thousands)
September 30, 2021
Real estate loans:
Residential real estate:
One- to four-family	$290	$97	$104	$491	$1,605
Home equity lines of credit	—	—	139	139	339
Multi-family	—	1,310	—	1,310	—
Commercial real estate	—	—	5,005	5,005	5,005
Total real estate loans	290	1,407	5,248	6,945	6,949
Commercial and industrial	6	—	—	6	—
Consumer	564	212	—	776	—
Total	$860	$1,619	$5,248	$7,727	$6,949

December 31, 2020
Real estate loans:
Residential real estate:
One- to four-family	$504	$231	$1,116	$1,851	$2,617
Home equity lines of credit	—	—	20	20	20
Total real estate loans	504	231	1,136	1,871	2,637
Commercial and industrial	390	—	360	750	527
Consumer	448	245	—	693	—
Total	$1,342	$476	$1,496	$3,314	$3,164

At September 30, 2021 and December 31, 2020, the Company did not have any accruing loans past due 90 days or more.

The following tables provide information with respect to the Company’s impaired loans:

	September 30, 2021			December 31, 2020
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
Impaired loans without a valuation allowance:
One- to four-family	$107	$184		$602	$940
Commercial real estate	5,005	5,005		1,648	1,648
Commercial and industrial	—	—		2,075	2,404
Total	5,112	5,189		4,325	4,992
Impaired loans with a valuation allowance:
Commercial real estate	—	—	—	—	—	$—
Commercial and industrial	—	—	—	—	—	—
Total	—	—	—	—	—	—
Total impaired loans	$5,112	$5,189	$—	$4,325	$4,992	$—

	Three Months Ended September 30,
	2021			2020
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(In thousands)
One- to four-family	$108	$2	$2	$992	$8	$6
Commercial real estate	6,574	—	—	1,928	22	—
Commercial and industrial	97	—	—	2,451	22	—
Total impaired loans	$6,779	$2	$2	$5,371	$52	$6

	Nine Months Ended September 30,
	2021			2020
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(In thousands)
One- to four-family	$109	$6	$6	$997	$27	$20
Commercial real estate	3,401	161	—	1,944	64	—
Commercial and industrial	459	4	4	2,494	65	—
Total impaired loans	$3,969	$171	$10	$5,435	$156	$20

The following table summarizes the Company’s troubled debt restructurings (“TDRs”) at the dates indicated:

	September 30,	December 31,
	2021	2020
	(In thousands)
TDRs on accrual status:
One- to four-family	$1,289	$1,731
Total TDRs on accrual status	1,289	1,731
TDRs on non-accrual status:
One- to four-family	107	420
Total TDRs on non-accrual status	107	420
Total TDRs	$1,396	$2,151

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

In response to COVID-19, the Company has provided temporary relief in the form of short-term loan modifications, generally with deferred payments and associated accrued interest due and payable based on the specific terms of the modification. As of September 30, 2021, the Company had $231.0 million in loans making interest-only payments under COVID-19 related loan modifications, representing 4.7% of the total loan portfolio.

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

The following table provides the Company’s risk-rated loans by class:

	September 30, 2021				December 31, 2020
	Multi-family			Commercial	Multi-family			Commercial
	residential	Commercial		and	residential	Commercial		and
	real estate	real estate	Construction	industrial	real estate	real estate	Construction	industrial
	(In thousands)
Loans rated 1 - 6	$765,262	$2,152,343	$707,503	$624,728	$880,552	$2,483,867	$731,432	$704,534
Loans rated 7	—	85,942	—	26,960	—	15,793	—	37,093
Loans rated 8	—	5,005	—	18,428	—	—	—	23,568
Loans rated 9	—	—	—	—	—	—	—	—
Loans rated 10	—	—	—	—	—	—	—	—
Total	$765,262	$2,243,290	$707,503	$670,116	$880,552	$2,499,660	$731,432	$765,195

For one- to four-family residential real estate loans, home equity lines of credit and consumer loans, management uses delinquency reports as the key credit quality indicator.

5. DEPOSITS

A summary of deposit balances, by type, follows:

	September 30,	December 31,
	2021	2020
	(In thousands)
Noninterest-bearing demand deposits	$818,350	$711,573
Interest-bearing demand deposits	1,331,001	1,364,548
Money market deposits	833,125	930,507
Regular savings and other deposits	829,194	855,329
Total non-certificate accounts	3,811,670	3,861,957
Term certificates less than $250,000	628,835	883,133
Term certificates $250,000 and greater	252,674	336,077
Total certificate accounts	881,509	1,219,210
Total deposits	$4,693,179	$5,081,167

A summary of term certificates, by maturity, follows:

	September 30, 2021		December 31, 2020
		Weighted		Weighted
Maturing	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Within 1 year	$675,480	0.64%	$883,747	1.03%
Over 1 year to 2 years	90,613	0.93	194,698	1.29
Over 2 years to 3 years	58,978	0.71	40,338	1.21
Over 3 years to 4 years	50,885	0.69	53,580	0.75
Over 4 years to 5 years	5,507	0.42	46,847	0.68
Greater than 5 years	46	0.70	—	—
	$881,509	0.67%	$1,219,210	1.05%

The Company had certificates of deposit accounts obtained through a listing service included in term certificates in the table above, totaling $14.6 million with a weighted average rate of 0.81% and $50.6 million with a weighted average rate of 1.01% at September 30, 2021 and December 31, 2020, respectively. The Company had brokered certificates of deposit, which are included in term certificates in the table above, totaling $125.0 million with a weighted average rate of 1.02% and $212.0 million with a weighted average rate of 1.29% at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, the Company had no brokered interest-bearing demand deposits. The Company had brokered interest-bearing demand deposits totaling $175.6 million at December 31, 2020.

6. BORROWINGS

At September 30, 2021, and December 31, 2020, the Company had no short-term borrowings. At September 30, 2021, long-term debt consisted of $560.6 million in FHLB advances. The Company has an available line of credit of $10.0 million with the FHLB at an interest rate that adjusts daily. No amounts were drawn on the line of credit at September 30, 2021 or December 31, 2020.

Long-term, fixed rate FHLB advances and maturities are as follows:

	September 30, 2021		December 31, 2020
		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
2021	$—	—%	$50,000	1.18%
2022	150,625	2.00	150,625	2.00
2023	295,000	3.10	295,000	3.10
2024	20,000	2.61	20,000	2.61
2025	85,000	1.00	85,000	1.00
2026	—	—	—	—
Thereafter	10,000	1.21	10,000	1.21
	$560,625	2.44%	$610,625	2.33%

At September 30, 2021, FHLB advances totaling $445.0 million, with a weighted average rate of 2.53%, are callable by the FHLB prior to maturity.

All borrowings from the FHLB are secured by investment securities and qualified collateral, consisting of a blanket lien on one- to four-family loans and certain multi-family and commercial real estate loans held in the Company’s portfolio. At September 30, 2021, the Company pledged multi-family and commercial real estate loans with carrying values totaling $179.6 million and $1.182 billion, respectively.

At September 30, 2021, the Company had no borrowings through the PPPLF program. At December 31, 2020, the Company had $97.6 million in borrowings from the PPPLF program. These borrowings had maturities ranging from two to five years and a rate of 0.35%.

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

A summary of outstanding loan commitments whose contract amounts represent credit risk is as follows:

	September 30,	December 31,
	2021	2020
	(In thousands)
Unadvanced portion of existing loans:
Construction	$370,856	$501,911
Home equity lines of credit	78,855	79,579
Other lines and letters of credit	340,542	350,708
Commitments to originate:
One- to four-family	16,038	41,454
Commercial real estate	18,123	16,540
Construction	52,382	76,615
Commercial and industrial	22,830	8,413
Total loan commitments outstanding	$899,626	$1,075,220

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

Interest Rate Swaps

The Company is a party to interest rate derivatives that are not designated as hedging instruments. These derivatives relate to interest rate swaps that the Company enters into with commercial business customers to synthetically convert their loans from a variable rate to a fixed rate. The Company pays interest to the customer at a floating rate on the notional amount and receives interest from the customer at a fixed rate for the same notional amount. Concurrently, the Company enters into an offsetting interest rate swap with a third-party financial institution. In the offsetting swap, the Company pays the other financial institution interest at the same fixed rate on the same notional amount as the swap entered into with the customer and receives interest from the financial institution for the same floating rate on the same notional amount. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating and probability of default. At September 30, 2021, the Company had $8.7 million in cash pledged for collateral on its interest rate swaps with the third-party financial institution. At December 31, 2020, the Company had $11.4 million in cash pledged for collateral on its interest rate swaps with the third-party financial institution.

Summary information regarding these derivatives is presented below:

				September 30, 2021		December 31, 2020
	Maturity	Interest Rate Paid	Interest Rate Received	Notional Amount	Fair Value Asset (Liability)	Notional Amount	Fair Value Asset (Liability)
				(Dollars in thousands)
Customer interest rate swap	06/07/32	1 Mo. Libor + 200bp	Fixed (4.40%)	$59,496	$5,326	$60,782	$8,886
Third-party interest rate swap	06/07/32	Fixed (4.40%)	1 Mo. Libor + 200bp	59,496	(5,326)	60,782	(8,886)

Customer interest rate swap	10/17/33	1 Mo. Libor + 175bp	Fixed (4.1052%)	$9,551	$991	$9,831	$1,401
Third-party interest rate swap	10/17/33	Fixed (4.1052%)	1 Mo. Libor + 175bp	9,551	(991)	9,831	(1,401)

Customer interest rate swap	12/13/26	1 Mo. Libor + 205bp	Fixed (3.82%)	$2,258	$84	$2,390	$154
Third-party interest rate swap	12/13/26	Fixed (3.82%)	1 Mo. Libor + 205bp	2,258	(84)	2,390	(154)

Other Commitments

As of September 30, 2021, the Company has an outstanding commitment of $1.1 million with its core data processing provider through December 2021.

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

On November 25, 2019, the trial judge issued an opinion on the G.L. c. 93A count, adopting the jury’s advisory verdict and awarding the plaintiffs $1.0 million, which was then doubled as provided for in the statute for what was deemed to be a knowing and willing act on the part of the Bank. The trial judge also awarded the plaintiffs their reasonable attorneys’ fees and costs, resulting in a total award of $2.1 million plus attorneys’ fees, costs and interest. The Bank appealed the judgment and the Appeals Court heard oral arguments on the case on May 4, 2021. On June 21, 2021, the appeals court issued its decision, in which it affirmed the trials court’s judgment. The Bank did not file a petition for further appellate review. The Bank paid the $3.4 million judgement in full in July 2021.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized as follows.

				Total Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
September 30, 2021
Assets:
Debt securities	$—	$9,170	$—	$9,170
Marketable equity securities	—	—	—	—
Loan level interest rate swaps	—	—	6,401	6,401
Total assets	$—	$9,170	$6,401	$15,571

Liabilities:
Loan level interest rate swaps	$—	$—	$6,401	$6,401
Total liabilities	$—	$—	$6,401	$6,401
				Total Fair
	Level 1	Level 2	Level 3	Value
	(In thousands)
December 31, 2020
Assets:
Debt securities	$—	$11,326	$—	$11,326
Marketable equity securities	12,189	—	—	12,189
Loan level interest rate swaps	—	—	10,441	10,441
Total assets	$12,189	$11,326	$10,441	$33,956
Liabilities:
Loan level interest rate swaps	$—	$—	$10,441	$10,441
Total liabilities	$—	$—	$10,441	$10,441

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from the application of lower-of-cost-or market accounting or write-downs of individual assets.

Certain impaired loans were adjusted to fair value, less cost to sell, of the underlying collateral securing these loans resulting in losses. The loss is not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for credit losses. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties. Impaired loans measured at fair value at September 30, 2021 and December 31, 2020, were $5.0 million and $3.7 million, respectively. The related losses for the three and nine months ended September 30, 2021, include a $3.2 million loss associated with an $8.2 million commercial real estate loan. The related gains and losses were immaterial for the three and nine months ended September 30, 2020.

Summary of Fair Values of Financial Instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2021
Financial assets:
Cash and due from banks	$1,052,553	$1,052,553	$—	$—	$1,052,553
Securities available for sale, at fair value	9,170	—	9,170	—	9,170
Marketable equity securities, at fair value	10	10	—	—	10
Federal Home Loan Bank stock	26,184	—	—	26,184	26,184
Loans and loans held for sale, net	4,852,659	—	—	4,895,415	4,895,415
Accrued interest receivable	17,631	—	—	17,631	17,631
Loan level interest rate swaps	6,401	—	—	6,401	6,401
Financial liabilities:
Deposits	4,693,179	—	—	4,600,974	4,600,974
Borrowings	560,625	—	576,122	—	576,122
Accrued interest payable	1,464	—	—	1,464	1,464
Loan level interest rate swaps	6,401	—	—	6,401	6,401

	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2020
Financial assets:
Cash and due from banks	$914,586	$914,586	$—	$—	$914,586
Securities available for sale, at fair value	11,326	—	11,326	—	11,326
Marketable equity securities, at fair value	12,189	12,189	—	—	12,189
Federal Home Loan Bank stock	30,658	—	—	30,658	30,658
Loans and loans held for sale, net	5,452,029	—	—	5,480,258	5,480,258
Accrued interest receivable	23,173	—	—	23,173	23,173
Loan level interest rate swaps	10,441	—	—	10,441	10,441
Financial liabilities:
Deposits	5,081,167	—	—	5,172,060	5,172,060
Borrowings	708,245	—	732,302	—	732,302
Accrued interest payable	2,832	—	—	2,832	2,832
Loan level interest rate swaps	10,441	—	—	10,441	10,441

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

Comparison of Financial Condition at September 30, 2021 and December 31, 2020

Assets. Total assets decreased $491.5 million, or 7.4%, to $6.128 billion at September 30, 2021 from $6.620 billion at December 31, 2020. Net loans decreased $593.6 million, or 10.9%, to $4.850 billion at September 30, 2021 from $5.444 billion at December 31, 2020. Cash and due from banks increased $138.0 million, or 15.1%, to $1.053 billion at September 30, 2021 from $914.6 million at December 31, 2020.

Loan Portfolio Analysis. At September 30, 2021, net loans were $4.850 billion, or 79.1% of total assets. During the nine months ended September 30, 2021, net loans decreased $593.6 million, or 10.9% from December 31, 2020. The net decrease for the nine months ended September 30, 2021 reflects commercial loan payoffs totaling $868.7 million, which exceeded loan originations of $701.1 million during the same period. The net decrease in loans resulted primarily from decreases of $256.4 million in commercial real estate loans, $115.3 million in multi-family loans, $95.3 million in one- to four-family loans, $95.1 million in commercial and industrial loans and $23.9 million in construction loans. Refer to Note 4, Loans, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding the loans held in the Company’s loan portfolio.

The CARES Act includes the establishment of the Paycheck Protection Program (“PPP”), a program designed to aid small- and medium-sized business through federally guaranteed loans distributed through financial institutions. These loans are intended to guarantee payroll and other costs to help those businesses remain viable and allow their workers to pay their bills.  This program is being administered by the Small Business Administration (“SBA”) and backed by the Federal Reserve Bank. The Company originated 350 PPP loans in the nine months ended September 30, 2021, totaling $62.3 million with associated fees of $2.6 million. As of September 30, 2021, the Company has $51.4 million of PPP loans in its commercial and industrial loan portfolio.

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

Delinquencies. Total past due loans increased $4.4 million, or 133.2%, to $7.7 million at September 30, 2021 from $3.3 million at December 31, 2020, reflecting net increases of $1.1 million in 60 to 89 days past due and $3.8 million in loans 90 days or greater past due, respectively, partially offset by a net decrease of $482,000 in loans 30-59 days past due. At September 30, 2021, non-accrual loans exceeded loans 90 days or greater past due primarily due to loans which were placed on non-accrual status based on a determination that the ultimate collection of all principal and interest due was not expected and certain loans remain on non-accrual status until they attain a sustained contractual payment history of six consecutive months. Delinquencies do not include loans that have had COVID-19 related payment deferral modifications, as appropriate under the CARES Act.

Non-performing Assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including TDRs on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At September 30, 2021, we did not have any accruing loans past due 90 days or greater. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. As of September 30, 2021, there were no loans placed on non-accrual due to COVID-19 related repayment modifications, per provisions of the CARES Act.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the fair value, less estimated costs to sell, at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction totaled $114,000 at September 30, 2021.

The following table provides information with respect to our non-performing assets at the dates indicated.

	September 30,	December 31,
	2021	2020
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential real estate:
One- to four-family	$1,605	$2,617
Home equity lines of credit	339	20
Commercial real estate	5,005	—
Total real estate loans	6,949	2,637
Commercial and industrial	—	527
Total non-accrual loans (1)	6,949	3,164
Total non-performing assets	$6,949	$3,164
Non-accrual loans to total loans	0.14%	0.06%
Non-accrual loans to total assets	0.11%	0.05%
Non-performing assets to total assets	0.11%	0.05%

(1)	TDRs on accrual status not included above totaled $1.3 million and $1.7 million at September 30, 2021 and December 31, 2020, respectively.

Non-accrual loans increased $3.8 million, or 119.6%, to $6.9 million, or 0.14% of total loans outstanding at September 30, 2021, from $3.2 million, or 0.06% of total loans outstanding at December 31, 2020. The increase in non-accrual loans includes an impaired $5.0 million commercial real estate loan at September 30, 2021.

Achieving and maintaining a moderate risk profile by aggressively managing troubled assets has been and will continue to be a primary focus. At September 30, 2021, our allowance for credit losses was $60.8 million, or 1.24% of total loans, compared to $68.8 million, or 1.25% of total loans at December 31, 2020. The decreases in the allowance reflect decreases in the loan portfolio and changes in economic uncertainties and market volatility caused by COVID-19 to the factors used to determine the Company’s provision. Included in our allowance at September 30, 2021 was a general component of $60.8 million, which is based upon our evaluation of various factors relating to loans not deemed to be impaired. Due to government guarantee, we have not currently provided for credit losses for PPP loans. We continue to believe our level of non-performing loans and assets is manageable and we believe that we have sufficient capital and human resources to manage the collection of our non-performing assets in an orderly fashion.

At September 30, 2021 and December 31, 2020, the Company did not hold any foreclosed real estate. We continue to be actively engaged with our borrowers in resolving remaining problem assets.

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

Total TDRs decreased $775,000, or 35.1%, to $1.4 million at September 30, 2021 from $2.2 million at December 31, 2020, reflecting principal paydowns. Modifications of TDRs consist of rate reductions, loan term extensions or provisions for interest-only payments for specified periods up to 12 months. We have generally been successful with the concessions we have offered to borrowers to date. We generally return TDRs to accrual status when they have sustained payments for six consecutive months based on the restructured terms and future payments are reasonably assured.

In response to COVID-19, the Company has provided temporary relief in the form of short-term loan modifications, generally with deferred payments and associated accrued interest due and payable based on the specific terms of the modification. As of September 30, 2021, the Company had $231.0 million in loans making interest-only payments under COVID-19 related loan modifications, representing 5.4% of the total loan portfolio.

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

Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. These other potential problem loans are generally loans classified as “substandard” or 8-rated loans in accordance with our ten-grade internal loan rating system that is consistent with guidelines established by banking regulators. At September 30, 2021 other potential problem loans totaled $18.4 million and consist of two commercial and industrial loans to non-profit educational organizations in eastern Massachusetts with loan balances of $14.9 million and $3.5 million that were identified during our loan review process as having possible financial issues that, if not corrected, could result in some loss to the Company. It was determined that these loan relationships are performing in accordance with the terms of the loans with the current expectation that we will be repaid in full in accordance with those terms, but with continual credit monitoring of the relationships.

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

Changes in the allowance for credit losses on loans during the periods indicated were as follows:

	Nine Months Ended September 30,
	2021	2020
	(Dollars in thousands)
Beginning balance	$68,824	$50,322
Provision (reversal) for credit losses on loans	(4,270)	17,529
Charge-offs:
One- to four-family	68	—
Commercial real estate	3,171	—
Commercial and industrial	628	158
Consumer	98	135
Total charge-offs	3,965	293
Recoveries:
One- to four-family	78	13
Construction	100	—
Commercial and industrial	18	9
Home equity lines of credit	3	2
Consumer	61	57
Total recoveries	260	81
Net charge-offs	3,705	212
Ending balance	$60,849	$67,639
Allowance to non-accrual loans	875.65%	1,877.82%
Allowance to total loans outstanding	1.24%	1.20%
Net charge-offs to average loans outstanding	0.10%	0.00%

Our loan loss provision was a reversal of $4.3 million for the nine months ended September 30, 2021 compared to a provision of $17.5 million for the nine months ended September 30, 2020. The decrease in the allowance for credit losses at September 30, 2021 compared to December 31, 2020 was primarily due to decreases in the loan portfolio, partially offset by a $3.2 million charge-off of a non-owner occupied commercial real estate property. We continue to assess the adequacy of our allowance for credit losses in accordance with established policies and are closely monitoring the evolving pandemic to ensure proper evaluation of its impact on our loan portfolio.

The following table sets forth the breakdown of the allowance for credit losses by loan category at the dates indicated:

	September 30, 2021			December 31, 2020
			Percent of			Percent of
		Percent of	Loans in		Percent of	Loans in
		Allowance	Category		Allowance	Category
		to Total	of Total		to Total	of Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)
Real estate loans:
Residential real estate:
One- to four-family	$1,389	2.3%	9.5%	$2,076	3.0%	10.2%
Multi-family	1,174	1.9	15.6	2,251	3.3	16.0
Home equity lines of credit	133	0.2	1.1	206	0.3	1.2
Commercial real estate	28,453	46.8	45.6	30,145	43.8	45.3
Construction	22,757	37.4	14.4	25,197	36.6	13.2
Total real estate loans	53,906	88.6	86.2	59,875	87.0	85.9
Commercial and industrial	6,512	10.7	13.6	8,453	12.3	13.9
Consumer	431	0.7	0.2	496	0.7	0.2
Total loans	$60,849	100.0%	100.0%	$68,824	100.0%	100.0%

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

We had impaired loans totaling $5.1 million and $4.3 million as of September 30, 2021 and December 31, 2020, respectively. Our average investment in impaired loans was $4.0 million and $5.4 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral dependent as of September 30, 2021 and considered any probable loss in determining the allowance for credit losses.

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

Securities Portfolio. At September 30, 2021, our securities portfolio was $9.2 million, or 0.10% of total assets, compared to $23.5 million, or 0.4% of total assets, at December 31, 2020. During the nine months ended September 30, 2021, the securities portfolio decreased $14.3 million, or 61.0%, primarily due to $14.2 million in sales of marketable equity securities and $1.9 million in maturities, calls, and principal payments, partially offset by purchases of $1.4 million in marketable equity securities and a net unrealized gain recognized on marketable equity securities of $640,000. At September 30, 2021, the securities portfolio consisted of $9.2 million in debt securities and $10,000 in marketable equity securities. Refer to Note 4, Securities, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our securities portfolio.

Deposits. Deposits are a major source of our funds for lending and other investment purposes. Our deposit base is comprised of noninterest-bearing demand, interest-bearing demand, money market, regular savings and other deposits, and certificates of deposit, which include brokered certificates of deposit. Total deposits decreased $388.0 million, or 7.6%, to $4.693 billion at September 30, 2021 from $5.081 billion at December 31, 2020. The decrease during the nine months ended September 30, 2021 includes decreases of $175.6 million in brokered interest-bearing demand deposits and $87.0 million in brokered certificates of deposit. Refer to Note 6, Deposits, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our deposits.

The following table sets forth the average balances of deposits for the periods indicated.

	Nine Months Ended September 30,
	2021			2020
			Percent			Percent
	Average	Average	of Total	Average	Average	of Total
	Balance	Rate	Deposits	Balance	Rate	Deposits
	(Dollars in thousands)
Noninterest-bearing demand deposits	$775,951	—%	17.4%	$630,072	—%	14.3%
Interest-bearing demand deposits	1,391,975	0.29	28.4	1,289,479	0.90	27.3
Money market deposits	867,744	0.24	17.8	728,024	0.84	15.9
Regular savings and other deposits	860,355	0.17	17.7	860,593	0.70	17.2
Certificates of deposit	1,105,381	0.89	18.7	1,356,139	1.81	25.3
Total	$5,001,406	0.35%	100.0%	$4,864,307	0.99%	$100.0%

Borrowings. We use borrowings from the FHLB to supplement our supply of funds for loans and investments. Beginning in the second quarter of 2020, we utilized borrowings from the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) program to fund the origination of PPP loans. At September 30, 2021 and December 31, 2020, FHLB advances totaled $560.6 million and $610.6 million, respectively, with a weighted average rate of 2.44% and 2.33%, respectively. There were no Federal Reserve PPPLF borrowings at September 30, 2021. Federal Reserve PPPLF borrowings totaled $97.6 million with a weighted average rate of 0.35% at December 31, 2020. Total borrowings decreased $147.6 million, or 20.8%, during the nine months ended September 30, 2021, reflecting decreases of $50.0 million in FHLB advances and $97.6 million in PPPLF borrowings. Advances maturing with the FHLB during the nine months ended September 30, 2021 totaled $50.0 million and consisted of advances with original terms ranging from one to five years and interest rates ranging from 0.66% to 1.78%. The Bank paid off PPPLF borrowings totaling $97.6 million with terms ranging from two to five years and a rate of 0.35% during the nine months ended September 30, 2021. At September 30, 2021, we also had an available line of credit of $10.0 million with the FHLB at an interest rate that adjusts daily, none of which was outstanding at that date. Refer to Note 7, Borrowings, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our borrowings.

Information relating to borrowings is detailed in the following table.

	Nine Months Ended September 30,
	2021	2020
	(Dollars in thousands)
Balance outstanding at end of period	$560,625	$804,279
Average amount outstanding during the period	$596,646	$739,058
Weighted average interest rate during the period	2.36%	2.24%
Maximum outstanding at any month end	$699,703	$804,285
Weighted average interest rate at end of period	2.44%	1.97%

Stockholders’ Equity. Total stockholders’ equity increased $44.8 million, or 5.8%, to $813.7 million at September 30, 2021, from $768.9 million at December 31, 2020. The increase for the nine months ended September 30, 2021 was primarily due to net income of $59.2 million, partially offset by dividends of $0.30 per share totaling $15.1 million. Stockholders’ equity to assets was 13.28% at September 30, 2021, compared to 11.61% at December 31, 2020. Book value per share increased to $15.44 at September 30, 2021 from $14.67 at December 31, 2020. At September 30, 2021, the Company and the Bank continued to exceed all regulatory capital requirements. Refer to “- Capital Management” within this report for more information regarding capital requirements and actual capital amounts and ratios for the Bank and the Company.

Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020

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

Net income information is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	Percent	2021	2020	Amount	Percent
	(Dollars in thousands, except per share amounts)
Net interest income	$46,044	$48,809	$(2,765)	(5.7)%	$142,213	$141,278	$935	0.7%
Provision (reversal) for credit losses	217	7,163	(6,946)	(97.0)	(4,270)	17,529	(21,799)	(124.4)
Non-interest income	3,063	3,572	(509)	(14.2)	11,044	11,399	(355)	(3.1)
Non-interest expenses	24,547	22,830	1,717	7.5	78,123	72,451	5,672	7.8
Net income	18,336	16,674	1,662	10.0	59,202	46,930	12,272	26.1
Basic earnings per share	0.36	0.33	0.03	9.1	1.18	0.93	0.24	26.0
Diluted earnings per share	0.36	0.33	0.03	9.1	1.17	0.93	0.24	25.3
Return on average assets	1.17%	1.03%	0.14%	13.6	1.22%	0.98%	0.24%	24.5
Return on average equity	9.03%	8.94%	0.09%	1.0	9.91%	8.50%	1.41%	16.6

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

	Three Months Ended September 30,
	2021			2020
	Average Balance	Interest (1)	Yield Cost (1)(6)	Average Balance	Interest (1)	Yield Cost (1)(6)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$4,947,057	$52,723	4.23%	$5,671,957	$61,682	4.33%
Securities and certificates of deposits	14,886	108	2.88	29,263	219	2.98
Other interest-earning assets (3)	1,128,550	555	0.20	604,916	494	0.32
Total interest-earning assets	6,090,493	53,386	3.48	6,306,136	62,395	3.94
Noninterest-earning assets	158,025			161,886
Total assets	$6,248,518			$6,468,022
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,312,061	669	0.20	$1,291,341	1,946	0.60
Money market deposits	866,553	326	0.15	769,571	1,270	0.66
Regular savings and other deposits	849,253	217	0.10	834,368	966	0.46
Certificates of deposit	978,573	1,869	0.76	1,262,433	4,564	1.44
Total interest-bearing deposits	4,006,440	3,081	0.31	4,157,713	8,746	0.84
Borrowings	560,625	3,491	2.47	804,281	4,051	2.00
Total interest-bearing liabilities	4,567,065	6,572	0.57	4,961,994	12,797	1.03
Noninterest-bearing demand deposits	814,961			702,717
Other noninterest-bearing liabilities	54,669			57,636
Total liabilities	5,436,695			5,722,347
Total stockholders' equity	811,823			745,675
Total liabilities and stockholders' equity	$6,248,518			$6,468,022
Net interest-earning assets	$1,523,428			$1,344,142
Fully tax-equivalent net interest income		46,814			49,598
Less: tax-equivalent adjustments		(770)			(789)
Net interest income		$46,044			$48,809
Interest rate spread (1)(4)			2.91%			2.91%
Net interest margin (1)(5)			3.05%			3.13%
Average interest-earning assets to average interest-bearing liabilities		133.36%			127.09%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$4,821,401	$3,081	0.25%	$4,860,430	$8,746	0.72%
Total deposits and borrowings, including noninterest-bearing demand deposits	$5,382,026	$6,572	0.48%	$5,664,711	$12,797	0.90%

----------------------

(1)

Income on debt securities, marketable equity securities and revenue bonds included in commercial real estate loans, as well as resulting yields, interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the three months ended September 30, 2021 and 2020, yields on loans before tax-equivalent adjustments were 4.17% and 4.27%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 2.59% and 2.64%, respectively, and yields on total interest-earning assets before tax-equivalent adjustments were 3.43% and 3.89%, respectively. Interest rate spread before tax-equivalent adjustments for the three months ended September 30, 2021 and 2020 was 2.86% and 2.86%, respectively, while net interest margin before tax-equivalent adjustments for the three months ended September 30, 2021 and 2020 was 3.00% and 3.08%, respectively.

(2)	Loans on non-accrual status are included in average balances.
(3)	Includes FHLB stock and associated dividends.
(4)	Interest rate spread represents the difference between the tax-equivalent yield on interest-earning assets and the cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income (tax-equivalent basis) divided by average interest-earning assets.
(6)	Annualized.

	Nine Months Ended September 30,
	2021			2020
	Average Balance	Interest (1)	Yield Cost (1)(6)	Average Balance	Interest (1)	Yield Cost (1)(6)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$5,177,216	$166,379	4.30%	$5,711,852	$188,603	4.41%
Securities and certificates of deposits	18,368	479	3.49	29,201	676	3.09
Other interest-earning assets (3)	1,095,483	1,286	0.16	495,054	2,753	0.74
Total interest-earning assets	6,291,067	168,144	3.57	6,236,107	192,032	4.11
Noninterest-earning assets	155,898			159,039
Total assets	$6,446,965			$6,395,146
Liabilities and stockholders' equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,391,975	3,037	0.29	$1,289,479	8,736	0.90
Money market deposits	867,744	1,577	0.24	728,024	4,551	0.84
Regular savings and other deposits	860,355	1,085	0.17	860,593	4,493	0.70
Certificates of deposit	1,105,381	7,320	0.89	1,356,139	18,326	1.81
Total interest-bearing deposits	4,225,455	13,019	0.41	4,234,235	36,106	1.14
Borrowings	596,646	10,535	2.36	738,058	12,390	2.24
Total interest-bearing liabilities	4,822,101	23,554	0.65	4,972,293	48,496	1.30
Noninterest-bearing demand deposits	775,951			630,072
Other noninterest-bearing liabilities	52,470			56,420
Total liabilities	5,650,522			5,658,785
Total stockholders' equity	796,443			736,361
Total liabilities and stockholders' equity	$6,446,965			$6,395,146
Net interest-earning assets	$1,468,966			$1,263,814
Fully tax-equivalent net interest income		144,590			143,536
Less: tax-equivalent adjustments		(2,377)			(2,258)
Net interest income		$142,213			$141,278
Interest rate spread (1)(4)			2.92%			2.81%
Net interest margin (1)(5)			3.07%			3.07%
Average interest-earning assets to average interest-bearing liabilities		130.46%			125.42%
Supplemental Information:
Total deposits, including noninterest-bearing demand deposits	$5,001,406	$13,019	0.35%	$4,864,307	$36,106	0.99%
Total deposits and borrowings, including noninterest-bearing demand deposits	$5,598,052	$23,554	0.56%	$5,602,365	$48,496	1.16%
(1)

Income on debt securities, marketable equity securities and revenue bonds included in commercial real estate loans, as well as resulting yields, interest rate spread and net interest margin, are presented on a tax-equivalent basis. The tax-equivalent adjustments are deducted from tax-equivalent net interest income to agree to amounts reported in the consolidated statements of net income. For the nine months ended September 30, 2021 and 2020, yields on loans before tax-equivalent adjustments were 4.24% and 4.36%, respectively, yields on securities and certificates of deposit before tax-equivalent adjustments were 3.18% and 2.84%, respectively, and yields on total interest-earning assets before tax-equivalent adjustments were 3.52% and 4.06%, respectively. Interest rate spread before tax-equivalent adjustments for the nine months ended September 30, 2021 and 2020 was 2.87% and 2.76%, respectively, while net interest margin before tax-equivalent adjustments for the nine months ended September 30, 2021 and 2020 was 3.02% and 3.03%, respectively.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021 Compared to 2020			2021 Compared to 2020
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest income:
Loans	$(7,609)	$(1,350)	$(8,959)	$(17,416)	$(4,808)	$(22,224)
Securities and certificates of deposit	(104)	(7)	(111)	(275)	78	(197)
Other interest-earning assets	313	(252)	61	1,740	(3,207)	(1,467)
Total	(7,400)	(1,609)	(9,009)	(15,951)	(7,937)	(23,888)
Interest expense:
Deposits	(676)	(4,989)	(5,665)	(1,548)	(21,539)	(23,087)
Borrowings	(1,386)	826	(560)	(2,479)	624	(1,855)
Total	(2,062)	(4,163)	(6,225)	(4,027)	(20,915)	(24,942)
Change in fully tax-equivalent net interest income	$(5,338)	$2,554	$(2,784)	$(11,924)	$12,978	$1,054

The interest rate spread and net interest margin on a tax-equivalent basis were 2.91% and 3.05%, respectively, for the three months ended September 30, 2021 compared to 2.91% and 3.13%, respectively, for the three months ended September 30, 2020. For the nine months ended September 30, 2021, the interest rate spread and net interest margin on a tax-equivalent basis were 2.92% and 3.07%, respectively, compared to 2.81% and 3.07%, respectively, for the nine months ended September 30, 2020. The decrease in net interest income for the three months ended September 30, 2021, was primarily due to a decrease in average loan volume, partially offset by a reduction in cost of funds. The increase in net interest income for the nine months ended September 30, 2021, was primarily due to the substantial reduction in the cost of funds, partially offset by a decrease in average loan volume.

The yield on interest-earning assets on a tax-equivalent basis decreased 46 basis points to 3.48% for the three months ended September 30, 2021, compared to 3.94% for the three months ended September 30, 2020, while the cost of funds decreased 42 basis points to 0.48% from 0.90% for the three months ended September 30, 2021 and 2020, respectively. The decrease in interest income was primarily due to a decrease of $725.0 million, or 12.8%, in the Company’s average net loans to $4.947 billion and a 10 basis point decrease in yield on loans to 4.23% on a tax-equivalent basis, from 4.33%, for the three months ended September 30, 2020. The decrease in interest expense on deposits was primarily due to the decrease in the average total cost of deposits of 47 basis points to 0.25% for the three months ended September 30, 2021 compared to 0.72% for the same period in 2020. The decrease in interest expense on borrowings was primarily due to a $243.7 million decrease, or 30.3%, in the Company’s average borrowings to $560.6 million for the three months ended September 30, 2021, from $804.3 million for the three months ended September 30, 2020.

The yield on interest-earning assets on a tax-equivalent basis decreased 54 basis points to 3.57% for the nine months ended September 30, 2021, compared to 4.11% for the nine months ended September 30, 2020, while the cost of funds decreased 60 basis points to 0.56%, from 1.16% for the nine months ended September 30, 2021 and 2020, respectively. The decrease in interest income was primarily due to a decrease of $534.6 million, or 9.4%, in the Company’s average net loans to $5.177 billion and a 58 basis point decrease in yield on other earning assets to 0.16%, from 0.74%, for the nine months ended September 30, 2020. The decrease in interest expense on deposits was primarily due to the decrease in the average total cost of deposits of 64 basis points to 0.35% for the nine months ended September 30, 2021, compared to 0.99% for the same period in 2020. The decrease in interest expense on borrowings was primarily due to a $141.4 million decrease, or 19.2%, in the Company’s average borrowings to $596.6 million for the nine months ended September 30, 2021, from $738.1 million for the nine months ended September 30, 2020.

Provision for Credit Losses. The provision for credit losses for the three months ended September 30, 2021 was $217,000 compared to a provision of $7.2 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, the provision for credit losses was a reversal of $4.3 million compared to a provision of $17.5 million for September 30, 2020. For further discussion of the changes in the provision and allowance for credit losses, refer to “Comparison of Financial Condition at September 30, 2021 and December 31, 2020 - Allowance for Credit losses.”

Non-Interest Income. Non-interest income information is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	Percent	2021	2020	Amount	Percent
	(Dollars in thousands)
Customer service fees	$2,530	$2,193	$337	15.4%	$7,214	$6,238	$976	15.6%
Loan fees	146	264	(118)	(44.7)	280	903	(623)	(69.0)
Mortgage banking gains, net	218	704	(486)	(69.0)	845	1,233	(388)	(31.5)
Gain on sale of asset	—	—	—	—	—	4,195	(4,195)	(100.0)
(Loss) gain on marketable equity securities, net	(104)	122	(226)	(185.2)	1,881	(2,197)	4,078	185.6
Income from bank-owned life insurance	268	272	(4)	(1.5)	793	842	(49)	(5.8)
Other income	5	17	(12)	(70.6)	31	185	(154)	(83.2)
Total non-interest income	$3,063	$3,572	$(509)	(14.2)%	$11,044	$11,399	$(355)	(3.1)%

The decrease in non-interest income for the three months ended September 30, 2021 was due primarily to a decrease of $486,000 in mortgage banking gains, net. The decrease in non-interest income for the nine months ended September 30, 2021 was due primarily to a $4.2 million gain on sale of asset realized in 2020, a $623,000 decrease in loan fees and a $388,000 decrease in mortgage banking gains, net, partially offset by a $2.6 million valuation increase on marketable equity securities, net, a $1.5 million increase in gain on sale of equity securities, net, and a $976,000 increase in customer service fees. Refer to Note 4, Securities, in the Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our securities portfolio.

Non-Interest Expense. Non-interest expense information is as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	Percent	2021	2020	Amount	Percent
	(Dollars in thousands)				(Dollars in thousands)
Salaries and employee benefits	$13,941	$13,426	$515	3.8%	$43,396	$43,198	$198	0.5%
Occupancy and equipment	3,644	3,734	(90)	(2.4)	11,775	11,397	378	3.3
Data processing	2,354	2,196	158	7.2	6,868	6,466	402	6.2
Marketing and advertising	663	554	109	19.7	2,591	2,814	(223)	(7.9)
Professional services	704	688	16	2.3	2,125	2,380	(255)	(10.7)
Deposit insurance	406	692	(286)	(41.3)	1,264	1,967	(703)	(35.7)
Merger and acquisition	1,158	—	1,158	—	2,273	—	2,273	—
Other general and administrative	1,677	1,540	137	8.9	7,831	4,229	3,602	85.2
Total non-interest expenses	$24,547	$22,830	$1,717	7.5%	$78,123	$72,451	$5,672	7.8%

The increase in the Company’s non-interest expenses for the three and nine months ended September 30, 2021 was due primarily to $3.4 million in expense for a legal judgment related to a loan assumed in the Mt. Washington Bank acquisition, included in other general and administrative expense, and $2.3 million in merger and acquisition related expenses realized in the second and third quarters of 2021.

Income Tax Provision. The Company recorded a provision for income taxes of $6.0 million for the three months ended September 30, 2021, reflecting an effective tax rate of 24.7%, compared to $5.7 million, or a 25.5% effective tax rate, for the three months ended September 30, 2020. For the nine months ended September 30, 2021, the provision for income taxes was $20.2 million, reflecting an effective tax rate of 25.4%, compared to $15.8 million, or a 25.1% effective tax rate, for the nine months ended September 30, 2020.

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

Our most liquid assets are cash and due from banks. The level of this asset depends on our operating, financing, lending, and investing activities during any given period. At September 30, 2021, cash and due from banks totaled $1.053 billion. In addition, at September 30, 2021, we had $477.8 million of available borrowing capacity with the FHLB, including a $10.0 million line of credit. On September 30, 2021, we had $560.6 million of FHLB advances outstanding. We periodically pledge additional multi-family and commercial real estate loans held in the Bank’s portfolio as qualified collateral to increase our borrowing capacity with the FHLB.

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

A significant use of our liquidity is the funding of loan originations. At September 30, 2021 and December 31, 2020, we had total loan commitments outstanding of $899.6 million and $1.075 billion, respectively. Historically, many of the commitments expire without being fully drawn; therefore, the total amount of commitments does not necessarily represent future cash requirements. Refer to Note 8, Commitments and Contingencies and Derivatives, in Notes to the Unaudited Consolidated Financial Statements within this report for more detail regarding our outstanding commitments.

Another significant use of our liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of September 30, 2021 totaled $675.5 million, or 76.6% of total certificates of deposit. If these maturing deposits do not remain with us, we will be required to utilize other sources of funds. Historically, a significant portion of certificates of deposit that mature have remained with us. We have the ability to attract and retain deposits by adjusting the interest rates offered and accepting brokered certificates of deposit when it is deemed cost effective.

Meridian Bancorp, Inc. is a separate legal entity from East Boston Savings Bank, and it must provide for its own liquidity to pay dividends and repurchase its common stock and for other corporate purposes. Meridian Bancorp, Inc.’s primary source of liquidity is dividend payments received from East Boston Savings Bank. The ability of East Boston Savings Bank to pay dividends is subject to regulatory requirements. At September 30, 2021, Meridian Bancorp, Inc. (on an unconsolidated basis) had cash and cash equivalents totaling $37.1 million, reflecting a $40.0 million dividend received from the Bank during the quarter ended June 30, 2021.

Capital Management. Both the Company and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation, respectively, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2021, both the Company and the Bank exceeded all of their respective regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

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

The Company may use capital management tools such as cash dividends and common share repurchases. We are subject to the Federal Reserve Board’s notice provisions for stock repurchases. The Company did not repurchase any of its common stock during the three months ended September 30, 2021. As of September 30, 2021, the Company had repurchased 4,698,165 shares of its stock at an average price of $15.66 per share since August of 2015. During the nine months ended September 30, 2021 the Company’s Board of Directors declared three quarterly cash dividends of $0.10 per common share on February 24, 2021, May 27, 2021, and August 31, 2021. The dividend declared on August 31, 2021 was paid on October 5, 2021 to stockholders of record at the close of business on September 21, 2021.

The Company’s and the Bank’s actual capital amounts and ratios follow:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2021
Community Bank Leverage Ratio:
Company	$792,163	12.7%	N/A	N/A	$529,246	8.5%
Bank	741,246	11.9	N/A	N/A	529,253	8.5

December 31, 2020
Community Bank Leverage Ratio:
Company	$746,914	11.6%	N/A	N/A	$515,439	8.0%
Bank	719,372	11.2	N/A	N/A	515,509	8.0

A reconciliation of the Company’s and Bank’s stockholders’ equity to regulatory capital follows:

	September 30,		December 31,
	2021		2020
	Consolidated	Bank	Consolidated	Bank
	(In thousands)
Total stockholders' equity per financial statements	$813,698	$762,781	$768,885	$741,343
Adjustments to Tier 1 and Common Equity Tier 1 capital:
Accumulated other comprehensive loss	184	184	58	58
Goodwill disallowed	(20,378)	(20,378)	(20,378)	(20,378)
Core deposit intangible	(1,341)	(1,341)	(1,651)	(1,651)
Total Tier 1 and Common Equity Tier 1 capital	792,163	741,246	746,914	719,372
Adjustments to total capital:
Allowance for credit losses	60,849	60,849	68,824	68,824
Total regulatory capital	$853,012	$802,095	$815,738	$788,196

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

For the nine months ended September 30, 2021, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Increase (Decrease)	September 30, 2021			December 31, 2020
in Market Interest Rates	Amount	Change	Percent	Amount	Change	Percent
	(Dollars in thousands)
300	$184,958	$1,336	0.73%	$193,093	$(5,621)	(2.83)%
Flat	183,622			198,714
-100	164,335	(19,287)	(10.50)	189,900	(8,814)	(4.44)

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
(c.)

The Company did not repurchase any of its shares during the quarter ended September 30, 2021. In February 2021, the Company announced that it had adopted a new stock repurchase program for up to 1,000,000 shares, or approximately 1.9% of its common stock. The Company has repurchased 4,698,165 shares of its common stock at an average price of $15.66 per share since August 2015.

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

MERIDIAN BANCORP, INC. (Registrant)

Date: November 9, 2021	By:	/s/ Richard J. Gavegnano
Richard J. Gavegnano Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2021	By:	/s/ Kenneth R. Fisher
Kenneth R. Fisher
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)